Form 10-Q
period 2016-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2016-05-03
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of April 29, 2016:
Class A common stock:    237,343,990 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1. Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2016	December 31, 2015
Assets
Investment properties:
Land	$1,266,307	$1,254,131
Building and other improvements	4,428,741	4,428,554
Developments in progress	3,000	5,157
	5,698,048	5,687,842
Less accumulated depreciation	(1,458,841)	(1,433,195)
Net investment properties (includes $60,400 and $0 from consolidated variable interest entities, respectively)	4,239,207	4,254,647
Cash and cash equivalents	100,588	51,424
Accounts and notes receivable (net of allowances of $7,085 and $7,910, respectively)	73,774	82,804
Acquired lease intangible assets, net	142,788	138,766
Assets associated with investment properties held for sale	2,843	—
Other assets, net	128,610	93,610
Total assets	$4,687,810	$4,621,251

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,026,443	$1,123,136
Unsecured notes payable, net	495,707	495,576
Unsecured term loans, net	446,710	447,526
Unsecured revolving line of credit	280,000	100,000
Accounts payable and accrued expenses	51,370	69,800
Distributions payable	39,311	39,297
Acquired lease intangible liabilities, net	113,900	114,834
Other liabilities	72,951	75,745
Total liabilities	2,526,392	2,465,914

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of March 31, 2016 and December 31, 2015; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 237,347 and 237,267 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	237	237
Additional paid-in capital	4,931,707	4,931,395
Accumulated distributions in excess of earnings	(2,770,479)	(2,776,215)
Accumulated other comprehensive loss	(52)	(85)
Total equity	2,161,418	2,155,337
Total liabilities and equity	$4,687,810	$4,621,251

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Rental income	$115,260	$119,788
Tenant recovery income	30,356	31,300
Other property income	3,023	2,109
Total revenues	148,639	153,197

Expenses
Property operating expenses	23,061	25,695
Real estate taxes	19,939	20,510
Depreciation and amortization	53,396	54,676
Provision for impairment of investment properties	2,164	—
General and administrative expenses	11,406	10,992
Total expenses	109,966	111,873

Operating income	38,673	41,324

Gain on extinguishment of debt	13,653	—
Interest expense	(26,764)	(34,045)
Other income, net	125	1,225
Income from continuing operations	25,687	8,504
Gain on sales of investment properties	21,739	4,572
Net income	47,426	13,076
Preferred stock dividends	(2,362)	(2,362)
Net income attributable to common shareholders	$45,064	$10,714

Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.19	$0.05

Net income	$47,426	$13,076
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments (Note 9)	33	(95)
Comprehensive income attributable to the Company	$47,459	$12,981

Weighted average number of common shares outstanding – basic	236,578	236,250

Weighted average number of common shares outstanding – diluted	236,680	236,253

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	5,400	$5	236,602	$237	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375
Net income	—	—	—	—	—	13,076	—	13,076	—	13,076
Other comprehensive loss	—	—	—	—	—	—	(95)	(95)	—	(95)
Distributions declared to preferred shareholders ($0.4375 per share)	—	—	—	—	—	(2,362)	—	(2,362)	—	(2,362)
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	(39,284)	—	(39,284)	—	(39,284)
Issuance of common stock, net of offering costs	—	—	—	—	(40)	—	—	(40)	—	(40)
Issuance of restricted shares	—	—	637	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,369	—	—	1,369	—	1,369
Shares withheld for employee taxes	—	—	(53)	—	(851)	—	—	(851)	—	(851)
Balance as of March 31, 2015	5,400	$5	237,186	$237	$4,923,342	$(2,763,258)	$(632)	$2,159,694	$1,494	$2,161,188

Balance as of January 1, 2016	5,400	$5	237,267	$237	$4,931,395	$(2,776,215)	$(85)	$2,155,337	$—	$2,155,337
Cumulative effect of accounting change	—	—	—	—	17	(17)	—	—	—	—
Net income	—	—	—	—	—	47,426	—	47,426	—	47,426
Other comprehensive income	—	—	—	—	—	—	33	33	—	33
Distributions declared to preferred shareholders ($0.4375 per share)	—	—	—	—	—	(2,362)	—	(2,362)	—	(2,362)
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	(39,311)	—	(39,311)	—	(39,311)
Issuance of common stock, net of offering costs	—	—	—	—	5	—	—	5	—	5
Issuance of restricted shares	—	—	207	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(6)	—	2,026	—	—	2,026	—	2,026
Shares withheld for employee taxes	—	—	(121)	—	(1,736)	—	—	(1,736)	—	(1,736)
Balance as of March 31, 2016	5,400	$5	237,347	$237	$4,931,707	$(2,770,479)	$(52)	$2,161,418	$—	$2,161,418

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$47,426	$13,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,396	54,676
Provision for impairment of investment properties	2,164	—
Gain on sales of investment properties	(21,739)	(4,572)
Gain on extinguishment of debt	(13,653)	—
Amortization of loan fees and debt premium and discount, net	1,997	992
Amortization of stock-based compensation	2,026	1,369
Premium paid in connection with defeasance of mortgages payable	—	2,604
Payment of leasing fees and inducements	(3,954)	(1,539)
Changes in accounts receivable, net	6,897	10,286
Changes in accounts payable and accrued expenses, net	(20,462)	(12,714)
Changes in other operating assets and liabilities, net	(1,568)	6,356
Other, net	723	593
Net cash provided by operating activities	53,253	71,127

Cash flows from investing activities:
Changes in restricted escrows, net	(2,616)	17,673
Purchase of investment properties	(138,035)	(316,200)
Capital expenditures and tenant improvements	(7,622)	(10,946)
Proceeds from sales of investment properties	16,427	35,343
Investment in developments in progress	—	(380)
Other, net	98	(25)
Net cash used in investing activities	(131,748)	(274,535)

Cash flows from financing activities:
Proceeds from mortgages payable	—	322
Principal payments on mortgages payable	(2,836)	(71,505)
Proceeds from unsecured notes payable	—	248,815
Proceeds from unsecured credit facility	240,000	335,000
Repayments of unsecured credit facility	(60,000)	(300,000)
Payment of loan fees and deposits, net	(6,020)	(1,812)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	—	(12,379)
Distributions paid	(41,659)	(41,549)
Other, net	(1,826)	(881)
Net cash provided by financing activities	127,659	156,011

Net increase (decrease) in cash and cash equivalents	49,164	(47,397)
Cash and cash equivalents, at beginning of period	51,424	112,292
Cash and cash equivalents, at end of period	$100,588	$64,895
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$21,538	$24,662
Distributions payable	$39,311	$39,284
Accrued capital expenditures and tenant improvements	$9,084	$4,474
Accrued leasing fees and inducements	$654	$533
Accrued development expenditures	$—	$133
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$—	$12,379
Defeasance of mortgages payable	$—	$9,775

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(129,866)	$(308,728)
Accounts receivable, acquired lease intangibles and other assets	(11,812)	(34,929)
Accounts payable, acquired lease intangibles and other liabilities	3,643	27,457
	$(138,035)	$(316,200)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$104,706	$30,582
Accounts receivable, acquired lease intangibles and other assets	8,970	207
Accounts payable, acquired lease intangibles and other liabilities	(3,315)	(50)
Deferred gain	—	32
Mortgage debt forgiven or assumed	(94,353)	—
Gain on extinguishment of debt	13,653	—
Gain on sales of investment properties	21,739	4,572
Proceeds temporarily restricted related to tax-deferred exchanges	(34,973)	—
	$16,427	$35,343

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2015, which are included in its 2015 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
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
All share amounts and dollar amounts in the condensed consolidated financial statements and notes thereto are stated in thousands with the exception of per share amounts and per square foot amounts.
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and any consolidated variable interest entities (VIEs). All intercompany balances and transactions have been eliminated in consolidation. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships and statutory trusts.
The Company’s property ownership as of March 31, 2016 is summarized below:

	Wholly-owned	Consolidated VIEs
Retail operating properties (a)	191	1
Office properties	1	—
Total operating properties	192	1

Development properties	1	—

(a)	Excludes one wholly-owned operating property classified as held for sale as of March 31, 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) Summary of Significant Accounting Policies
Refer to the Company’s 2015 Annual Report on Form 10-K for a summary of the Company’s significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2016.
Recent Accounting Pronouncements
Effective January 1, 2016, companies are required to evaluate whether they should consolidate certain legal entities under a revised consolidation model. All legal entities are subject to reevaluation under the revised consolidation model, which modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for registered money market funds. This pronouncement allows either a full or a modified retrospective method of adoption. The adoption of this pronouncement under the modified retrospective method did not have any effect on the Company’s condensed consolidated financial statements as the Company did not have any VIEs as of January 1, 2016; however, as of March 31, 2016, the Company had acquired a property through a consolidated VIE and, accordingly, applied the revised consolidation guidance.
Effective January 1, 2016, the acquirer in a business combination is required to recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and is no longer required to retrospectively account for those adjustments. A company must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this pronouncement did not have any effect on the Company’s condensed consolidated financial statements.
Effective for the annual period ending after December 15, 2016 and for interim periods thereafter, with early adoption permitted, a company’s management is required to assess the entity’s ability to continue as a going concern every reporting period for a period of one year after the date the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company elected to early adopt this pronouncement effective January 1, 2016. The adoption of this pronouncement did not have any effect on the Company’s condensed consolidated financial statements.
Effective January 1, 2017, with early adoption permitted, companies may elect to either estimate the number of share-based payment awards that are expected to vest or account for forfeitures when they occur. The Company elected to early adopt this pronouncement effective January 1, 2016 and made an accounting policy election to account for forfeitures when they occur. This pronouncement requires a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted and resulted in an adjustment of $17 to additional paid-in capital and accumulated distributions in excess of earnings as of January 1, 2016.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Effective January 1, 2018, companies will be required to disclose the fair value of financial assets and financial liabilities measured at amortized cost in accordance with the exit price notion and will no longer be required to disclose the methods and significant assumptions used, including any changes, to estimate fair value. In addition, companies will be required to disclose all financial assets and financial liabilities grouped by 1) measurement category and 2) form of financial instrument. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
Effective January 1, 2019, with early adoption permitted, lessees will be required to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. Upon adoption, the Company will recognize a lease liability and a right-of-use asset for operating leases where it is the lessee. The Company will continue to evaluate the impact of this guidance until it becomes effective.
(3) Acquisitions
The Company closed on the following acquisitions during the three months ended March 31, 2016:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade (b)	Chicago	Multi-tenant retail	183,200	65,954
				372,200	$138,685

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	This property was acquired through a consolidated VIE and may be used to facilitate a potential Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange).
The Company closed on the following acquisitions during the three months ended March 31, 2015:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
January 8, 2015	Downtown Crown	Washington, D.C.	Multi-tenant retail	258,000	$162,785
January 23, 2015	Merrifield Town Center	Washington, D.C.	Multi-tenant retail	84,900	56,500
January 23, 2015	Fort Evans Plaza II	Washington, D.C.	Multi-tenant retail	228,900	65,000
February 19, 2015	Cedar Park Town Center	Austin	Multi-tenant retail	179,300	39,057
March 24, 2015	Lake Worth Towne Crossing – Parcel (a)	Dallas	Land	—	400
				751,100	$323,742

(a)	The Company acquired a parcel located at its Lake Worth Towne Crossing multi-tenant retail operating property.
The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Three Months Ended March 31,
	2016	2015
Land	$43,174	$102,487
Building and other improvements	86,692	206,241
Acquired lease intangible assets (a)	11,787	33,631
Acquired lease intangible liabilities (b)	(2,968)	(18,617)
Net assets acquired	$138,685	$323,742

(a)	The weighted average amortization period for acquired lease intangible assets is 7 years and 16 years for acquisitions completed during the three months ended March 31, 2016 and 2015, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b)
The weighted average amortization period for acquired lease intangible liabilities is 12 years and 20 years for acquisitions completed during the three months ended March 31, 2016 and 2015, respectively.

The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. Transaction costs totaling $339 and $911 for the three months ended March 31, 2016 and 2015, respectively, were expensed as incurred and are included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income.
Included in the Company’s condensed consolidated statements of operations and other comprehensive income from the properties acquired that were accounted for as business combinations are $8,157 and $4,675 in total revenues and $1,987 and $1,401 in net income attributable to common shareholders from the date of acquisition through March 31, 2016 and 2015, respectively. These amounts do not include the total revenue and net income attributable to common shareholders from the 2015 Lake Worth Towne Crossing acquisition as it has been accounted for as an asset acquisition.
Subsequent to March 31, 2016, the Company acquired the following:

•
The Shoppes at Union Hill, a multi-tenant retail property located in the New York MSA, for a gross purchase price of $63,060, which includes the assumption of mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031. The property was acquired on April 1, 2016 and contains approximately 91,700 square feet; and

•
the fee interest in Ashland & Roosevelt, its existing multi-tenant retail operating property located in the Chicago MSA, which was previously subject to a ground lease with a third party, for a gross purchase price of $13,850. In conjunction with this transaction, the Company anticipates recording a gain on extinguishment of other liabilities of approximately $6,978 due to the reversal of the straight-line ground rent liability.

The Company has not completed the allocation of the acquisition date fair value for The Shoppes at Union Hill; however, it expects that the purchase price of this property will primarily be allocated to land, building, acquired lease intangibles and mortgages payable. The Company expects to record the purchase price of the fee interest in Ashland & Roosevelt to land.
Condensed Pro Forma Financial Information
The results of operations for the acquisitions accounted for as business combinations that were completed during the period, or after such period through the financial statement issuance date, for which financial information was available, are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. The following unaudited condensed pro forma financial information is presented as if the 2016 acquisitions, including the acquisition of The Shoppes at Union Hill, were completed as of January 1, 2015 and as if the 2015 acquisitions completed through the date the March 31, 2015 financial statements were issued, including the acquisition of Tysons Corner on May 4, 2015, were completed as of January 1, 2014. The results of operations associated with the 2016 acquisition of the fee interest in Ashland & Roosevelt and the 2015 acquisition of a parcel at Lake Worth Towne Crossing have not been adjusted in the pro forma presentation as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Three Months Ended March 31,
	2016	2015
Total revenues	$151,026	$158,228
Net income	$46,515	$12,104
Net income attributable to common shareholders	$44,153	$9,742
Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.19	$0.04
Weighted average number of common shares outstanding – basic	236,578	236,250

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Variable Interest Entities
During the three months ended March 31, 2016, the Company entered into an agreement with a qualified intermediary related to a potential 1031 Exchange. The Company loaned $65,419 to the VIE to acquire Oak Brook Promenade on March 29, 2016. The 1031 Exchange must be completed within 180 days after the acquisition date of the property in accordance with the applicable provisions of the Code. At the completion or expiration of the 1031 Exchange, the sole membership interest of the VIE will be assigned to the Company in satisfaction of the outstanding loan, resulting in the entity being wholly owned by the Company.
The Company was deemed to be the primary beneficiary of the VIE as it has the ability to direct the activities of the VIE that most significantly impact its economic performance and has all of the risk and rewards of ownership. Accordingly, the Company consolidated the VIE. No value or income has been attributed to the noncontrolling interest. The assets of the VIE consist of the investment property which is operated by the Company. As of March 31, 2016, the assets and liabilities of the VIE are as follows:

March 31, 2016
Assets
Land	$10,343
Building and other improvements	50,057
Net investment properties	60,400
Acquired lease intangible assets	6,484
Total assets	$66,884

Liabilities
Loan due to the Company (a)	$65,419
Other liabilities	1,430
Total liabilities	$66,849

(a)	Represents funds loaned by the Company to the VIE to acquire the property and has been eliminated in consolidation.
(4) Dispositions
The Company closed on the following dispositions during the three months ended March 31, 2016:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 1, 2016	The Gateway (b)	Multi-tenant retail	623,200	$75,000	$(795)	$3,868
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500	17,210	4,253
March 30, 2016	Six Property Portfolio (c)	Single-user retail	230,400	35,413	12	13,618
			996,200	$127,913	$16,427	$21,739

(a)	Aggregate proceeds are net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges.

(b)
The property was disposed of through a lender-directed sale in full satisfaction of the Company’s $94,353 mortgage obligation. Immediately prior to the disposition, the lender reduced the Company’s loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653.

(c)
Portfolio consists of the following properties: (i) Academy Sports – Houma, (ii) Academy Sports – Port Arthur, (iii) Academy Sports – San Antonio, (iv) CVS Pharmacy – Moore, (v) CVS Pharmacy – Saginaw and (vi) Rite Aid Store (Eckerd) – Olean. Proceeds of $34,973 from the dispositions are temporarily restricted related to potential 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company closed on the following dispositions during the three months ended March 31, 2015:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 20, 2015	Aon Hewitt East Campus	Single-user office	343,000	$17,233	$16,495	$—
February 27, 2015	Promenade at Red Cliff	Multi-tenant retail	94,500	19,050	18,848	4,572
			437,500	$36,283	$35,343	$4,572

(a)	Aggregate proceeds are net of transaction costs.
None of the dispositions completed during the three months ended March 31, 2016 and 2015 qualified for discontinued operations treatment.
As of March 31, 2016, the Company had entered into a contract to sell CVS Pharmacy – Oklahoma City, a 10,900 square foot single-user retail property located in Oklahoma City, Oklahoma. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended March 31, 2016, at which time depreciation and amortization were ceased. As such, the assets associated with this property are separately classified as held for sale in the condensed consolidated balance sheets as of March 31, 2016. There were no liabilities associated with this property as of March 31, 2016. Subsequent to March 31, 2016, the Company sold CVS Pharmacy – Oklahoma City for consideration of $4,676. No properties qualified for held for sale accounting treatment as of December 31, 2015.
The following table presents the assets associated with the investment property classified as held for sale:

March 31, 2016
Assets
Land, building and other improvements	$4,203
Accumulated depreciation	(1,412)
Net investment properties	2,791
Other assets	52
Assets associated with investment properties held for sale	$2,843
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
The following table summarizes the Company’s unvested restricted shares as of and for the three months ended March 31, 2016:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2016	788	$15.52
Shares granted (a)	207	$14.26
Shares vested	(330)	$15.57
Shares forfeited (b)	(6)	$14.99
Balance as of March 31, 2016 (c)	659	$15.10

(a)	Shares granted vest over periods ranging from 0.4 years to 3.9 years in accordance with the terms of applicable award documents.

(b)	Effective January 1, 2016, the Company made an accounting policy election to account for forfeitures when they occur.

(c)	As of March 31, 2016, total unrecognized compensation expense related to unvested restricted shares was $5,610, which is expected to be amortized over a weighted average term of 1.7 years.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition, during the three months ended March 31, 2016, performance restricted stock units (RSUs) were granted to the Company’s executives. In 2019, following the performance period which concludes on December 31, 2018, one-third of the RSUs will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved and the executive remains employed during the performance period, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return as compared to that of the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index for 2016 through 2018. If an executive terminates employment during the performance period by reason of a qualified termination, as defined in the agreement, only a prorated portion of his outstanding RSUs will be eligible for conversion based upon the period in which the executive was employed during the performance period. If an executive terminates for any reason other than a qualified termination during the performance period, he would forfeit his outstanding RSUs. In 2019, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid during the performance period on the shares of common stock and restricted shares issued at the end of the performance period divided by the then-current market price of the Company’s common stock. The Company calculated the grant date fair value per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period. Assumptions as of the grant date included a risk-free interest rate of 0.89%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s common stock dividend yield of 4.66%.
The following table summarizes the Company’s unvested RSUs as of and for the three months ended March 31, 2016:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2016	174	$14.20
RSUs granted	223	$13.26
RSUs eligible for future conversion as of March 31, 2016 (a)	397	$13.67

(a)	As of March 31, 2016, total unrecognized compensation expense related to unvested RSUs was $4,221, which is expected to be amortized over a weighted average term of 3.1 years.
During the three months ended March 31, 2016 and 2015, the Company recorded compensation expense of $2,026 and $1,369, respectively, related to unvested restricted shares and RSUs. The total fair value of restricted shares vested during the three months ended March 31, 2016 was $4,701.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of March 31, 2016, options to purchase 53 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2016 or 2015 and did not record any compensation expense related to stock options during the three months ended March 31, 2016 and 2015.
(6) Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	March 31, 2016			December 31, 2015
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,031,316	6.03%	3.9	$1,128,505	6.08%	3.9
Premium, net of accumulated amortization	1,758			1,865
Discount, net of accumulated amortization	(1)			(1)
Capitalized loan fees, net of accumulated amortization	(6,630)			(7,233)
Mortgages payable, net	$1,026,443			$1,123,136

(a)
Includes $7,857 and $7,910 of variable rate mortgage debt that has been swapped to a fixed rate as of March 31, 2016 and December 31, 2015, respectively. The fixed rate mortgages had interest rates ranging from 3.35% to 8.00% as of March 31, 2016 and December 31, 2015.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2016, the Company disposed of The Gateway through a lender-directed sale in full satisfaction of its $94,353 mortgage obligation, which had a fixed interest rate of 6.57%. Immediately prior to the disposition, the lender reduced the Company’s loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653. In addition, during the three months ended March 31, 2016, the Company made scheduled principal payments of $2,836 related to amortizing loans.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for its mortgages payable. Although the mortgage loans obtained by the Company are generally non-recourse, with the exception of customary non-recourse carve-outs, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2016, the Company had guaranteed $1,964 of its outstanding mortgage loans related to one mortgage loan with a maturity date of September 30, 2016 (see Note 14 to the condensed consolidated financial statements). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of March 31, 2016, the Company had a pool of mortgages with a principal balance of $394,467 that was cross-collateralized by the 48 properties in its IW JV 2009, LLC portfolio.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2016 for the remainder of 2016, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after March 31, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$44,683	$226,637	$10,801	$443,447	$3,424	$302,324	$1,031,316
Unsecured credit facility – fixed rate portion of term loan (b)	—	—	—	—	—	100,000	100,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000
Total fixed rate debt	44,683	226,637	10,801	443,447	3,424	902,324	1,631,316

Variable rate debt:
Unsecured credit facility	—	—	200,000	—	280,000	150,000	630,000
Total variable rate debt	—	—	200,000	—	280,000	150,000	630,000
Total debt (d)	$44,683	$226,637	$210,801	$443,447	$283,424	$1,052,324	$2,261,316

Weighted average interest rate on debt:
Fixed rate debt	4.73%	5.09%	6.74%	7.50%	4.80%	4.14%	5.22%
Variable rate debt (e)	—	—	1.88%	—	1.78%	1.73%	1.80%
Total	4.73%	5.09%	2.13%	7.50%	1.82%	3.80%	4.27%

(a)
Includes $7,857 of variable rate mortgage debt that has been swapped to a fixed rate as of March 31, 2016. Excludes mortgage premium of $1,758 and discount of $(1), net of accumulated amortization, as of March 31, 2016.

(b)
$100,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt has been swapped to a fixed rate through December 31, 2017. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.6591% over the term of the swap.

(c)	Excludes discount of $(1,060), net of accumulated amortization, as of March 31, 2016.

(d)
Total debt excludes capitalized loan fees of $(13,153), net of accumulated amortization, as of March 31, 2016 which are included as a reduction to the respective debt balances. The weighted average years to maturity of consolidated indebtedness was 4.7 years as of March 31, 2016.

(e)	Represents interest rates as of March 31, 2016.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		March 31, 2016		December 31, 2015
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% Series A due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% Series B due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
		500,000	4.20%	500,000	4.20%
Discount, net of accumulated amortization		(1,060)		(1,090)
Capitalized loan fees, net of accumulated amortization		(3,233)		(3,334)
	Total	$495,707		$495,576
The indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (4.00% notes) (the Indenture) contains customary covenants and events of default. Pursuant to the terms of the Indenture, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
The note purchase agreement governing the 4.12% Series A senior notes due 2021 and the 4.58% Series B senior notes due 2024 (collectively, Series A and B notes) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, some of which are based upon the financial covenants in effect in the Company’s primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of March 31, 2016, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreement.
(8) Unsecured Credit Facility
On January 6, 2016, the Company entered into its fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000. The Company’s unsecured credit facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan (collectively, the Company’s Unsecured Credit Facility) and is priced on a leverage grid at a rate of LIBOR plus a credit spread. The following table summarizes the key terms of the Company’s Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Unused Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.30% - 2.20%	N/A	0.90% - 1.75%	N/A
$200,000 unsecured term loan	5/11/2018	2 one year	0.15%	1.45% - 2.20%	N/A	1.05% - 2.05%	N/A
$750,000 unsecured revolving line of credit	1/5/2020	2 six month	0.075%	1.35% - 2.25%	0.15% - 0.25%	0.85% - 1.55%	0.125% - 0.30%
The Company’s Unsecured Credit Facility has a $400,000 accordion option that allows the Company, at its election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) the Company’s ability to obtain additional lender commitments.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s Unsecured Credit Facility:

	March 31, 2016		December 31, 2015
Unsecured Credit Facility	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
$250,000 unsecured term loan – fixed rate portion (a)	$100,000	1.96%	$—	—%
$250,000 unsecured term loan – variable rate portion	150,000	1.73%	—	—%
$200,000 unsecured term loan – variable rate	200,000	1.88%	—	—%
$450,000 unsecured term loan – fixed rate portion (b)	—	—%	300,000	1.99%
$450,000 unsecured term loan – variable rate portion	—	—%	150,000	1.88%
Subtotal	450,000		450,000
Capitalized loan fees, net of accumulated amortization	(3,290)		(2,474)
Term loans, net	446,710		447,526
Revolving line of credit – variable rate (c)	280,000	1.78%	100,000	1.93%
Total unsecured credit facility, net	$726,710	1.82%	$547,526	1.95%

(a)
As of March 31, 2016, $100,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 0.6591% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of March 31, 2016.

(b)
As of December 31, 2015, $300,000 of LIBOR-based variable rate debt had been swapped to a fixed rate of 0.53875% plus a credit spread based on a leverage grid ranging from 1.45% to 2.00% through February 2016. The applicable credit spread was 1.45% as of December 31, 2015.

(c)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
The fourth amended and restated unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the fourth amended and restated unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2016, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
The Company previously had a $1,000,000 unsecured credit facility that consisted of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan that bore interest at a rate of LIBOR plus a credit spread ranging from 1.45% to 2.05% and was scheduled to mature on May 12, 2017 for the unsecured revolving line of credit and May 11, 2018 for the unsecured term loan.
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $131 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
In February 2016, the Company entered into an interest rate swap with a notional amount of $100,000 that terminates on December 31, 2017. The swap was determined to be effective on March 1, 2016 and effectively converts one-month floating rate LIBOR to a fixed rate of 0.6591% on $100,000 of the Company’s LIBOR-based debt over the term of the swap. As of March 31, 2016, the fair value of the Company’s $100,000 swap was a liability of $12, which is included in “Other liabilities” in the accompanying condensed consolidated balance sheets. The Company previously had a $300,000 interest rate swap that matured on February 24,

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2016. In addition, $7,857 and $7,910 of variable rate mortgage debt has been swapped to a fixed rate as of March 31, 2016 and December 31, 2015, respectively.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Interest rate swaps	2	2	$107,857	$307,910
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are included in “Other liabilities” in the accompanying condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	March 31, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps	$52	$85
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income for the three months ended March 31, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015		2016	2015		2016	2015
Interest rate swaps	$53	$386	Interest expense	$86	$291	Other income, net	$—	$(25)
(10) Equity
In December 2015, the Company entered into a new at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. The 2015 ATM equity program supersedes the Company’s previous $200,000 ATM equity program which was in place from March 2013 through November 2015. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company's Unsecured Credit Facility. The Company did not sell any shares under its ATM equity program during the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. As of March 31, 2016, the Company had not repurchased any shares under this program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2016		2015
Numerator:
Income from continuing operations	$25,687		$8,504
Gain on sales of investment properties	21,739		4,572
Preferred stock dividends	(2,362)		(2,362)
Net income attributable to common shareholders	45,064		10,714
Distributions paid on unvested restricted shares	(130)		(66)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$44,934		$10,648

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	236,578	(a)	236,250	(b)
Effect of dilutive securities:
Stock options	2	(c)	3	(c)
RSUs	100	(d)	—
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	236,680		236,253

(a)
Excludes 659 shares of unvested restricted common stock, which equate to 725 shares on a weighted average basis for the three months ended March 31, 2016. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 871 shares of unvested restricted common stock, which equate to 611 shares on a weighted average basis for the three months ended March 31, 2015. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 53 and 64 shares of common stock as of March 31, 2016 and 2015, respectively, at a weighted average exercise price of $19.39 and $19.32, respectively. Of these totals, outstanding options to purchase 45 and 54 shares of common stock as of March 31, 2016 and 2015, respectively, at a weighted average exercise price of $20.74 and $20.72, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(d)
There were 397 RSUs eligible for future conversion following the performance periods as of March 31, 2016 (see Note 5 to the condensed consolidated financial statements), which equate to 275 RSUs on a weighted average basis for the three months ended March 31, 2016. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming the end of the reporting period was the end of the contingency periods.

(12) Provision for Impairment of Investment Properties
As of March 31, 2016 and 2015, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
Number of properties for which indicators of impairment were identified	5		6	(a)
Less: number of properties for which an impairment charge was recorded	1		—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	1	(b)	1	(c)
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	3		5

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties	9%		66%

(a)	Includes five properties which have subsequently been sold as of March 31, 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b)
CVS Pharmacy – Oklahoma City was classified as held for sale as of March 31, 2016. This property was not considered impaired based upon the executed sales contract and it was sold on April 20, 2016 with an anticipated gain on sale of approximately $1,764.

(c)
Hartford Insurance Building was classified as held for sale as of March 31, 2015. This property was not considered impaired based upon the executed sales contract and it was sold on April 7, 2015 with a gain on sale of $860.

The Company recorded the following investment property impairment charge during the three months ended March 31, 2016:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
South Billings Center (a)	Development	March 31, 2016	—	$2,164
	Estimated fair value of impaired property as of impairment date			$3,000

(a)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was not under active development as of March 31, 2016.
The Company did not record any impairment charges on investment properties during the three months ended March 31, 2015.
The Company can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(13) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,026,443	$1,127,991	$1,123,136	$1,213,620
Unsecured notes payable, net	$495,707	$496,297	$495,576	$486,701
Unsecured credit facility	$726,710	$730,000	$547,526	$550,000
Derivative liability	$52	$52	$85	$85
The carrying values of mortgages payable, net and unsecured notes payable, net in the table are included in the accompanying condensed consolidated balance sheets under the indicated captions. The carrying value of the Unsecured Credit Facility is comprised of the “Unsecured term loans, net” and the “Unsecured revolving line of credit” and the carrying value of the derivative liability is included in “Other liabilities” in the accompanying condensed consolidated balance sheets.
Recurring Fair Value Measurements
The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2016
Derivative liability	$—	$52	$—	$52

December 31, 2015
Derivative liability	$—	$85	$—	$85

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.
Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2016 aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the three months ended March 31, 2016, except for those properties sold prior to March 31, 2016. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total	Provision for Impairment
March 31, 2016
Investment properties	$—	$3,000	$—	$3,000	$2,164	(a)

(a)
Represents an impairment charge recorded during the three months ended March 31, 2016 for the Company’s South Billings Center development property, which was not under active development as of March 31, 2016. Such charge, calculated as the expected sales price from the executed sales contract as compared to the Company’s carrying value of its investment, was based upon a Level 2 input.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2016
Mortgages payable, net	$—	$—	$1,127,991	$1,127,991
Unsecured notes payable, net	$240,680	$—	$255,617	$496,297
Unsecured credit facility	$—	$—	$730,000	$730,000

December 31, 2015
Mortgages payable, net	$—	$—	$1,213,620	$1,213,620
Unsecured notes payable, net	$239,482	$—	$247,219	$486,701
Unsecured credit facility	$—	$—	$550,000	$550,000
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.2% to 3.9% and 2.2% to 6.0% as of March 31, 2016 and December 31, 2015, respectively.
Unsecured notes payable, net: The quoted market price as of March 31, 2016 was used to value the Company’s 4.00% notes. The Company estimates the fair value of its Series A and B notes by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rate used was 4.25% and 4.64% as of March 31, 2016 and December 31, 2015, respectively.
Unsecured Credit Facility:  The Company estimates the fair value of its Unsecured Credit Facility by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates, or weighted average rates, used to discount the credit spreads were 1.37% and 1.30% for the unsecured term loans as of March 31, 2016 and December 31, 2015, respectively, and 1.35% for the unsecured revolving line of credit as of March 31, 2016 and December 31, 2015.
There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2016.
(14) Commitments and Contingencies
Guarantees
Although the mortgage loans obtained by the Company are generally non-recourse, with the exception of customary non-recourse carve-outs, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2016, the Company had guaranteed $1,964 of its outstanding mortgage loans related to one mortgage loan with a maturity date of September 30, 2016.
(15) Litigation
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the Company’s condensed consolidated financial statements.
(16) Subsequent Events
Subsequent to March 31, 2016, the Company:

•	repaid a mortgage payable with a principal balance of $6,594 and an interest rate of 7.30%;

•
closed on the acquisition of The Shoppes at Union Hill, a 91,700 square foot multi-tenant retail property located in the New York MSA, for a gross purchase price of $63,060, which includes the assumption of mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031;

•
closed on the disposition of CVS Pharmacy – Oklahoma City, a 10,900 square foot single-user retail property located in Oklahoma City, Oklahoma, which was classified as held for sale as of March 31, 2016, for a sales price of $4,676 with an anticipated gain on sale of approximately $1,764; and

•
closed on the acquisition of the fee interest in Ashland & Roosevelt, its existing multi-tenant retail operating property located in the Chicago MSA, which was previously subject to a ground lease with a third party, for a gross purchase price of $13,850. In conjunction with this transaction, the Company anticipates recording a gain on extinguishment of other liabilities of approximately $6,978 due to the reversal of the straight-line ground rent liability.

On April 25, 2016, the Company appointed Paula C. Maggio to serve as its Executive Vice President, General Counsel and Secretary, effective May 2, 2016. Ms. Maggio succeeds Dennis K. Holland, who previously announced that he would be retiring on June 30, 2016. Mr. Holland will remain employed by the Company through his originally planned retirement date to assist in the transition.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 26, 2016, the Board declared the cash dividend for the second quarter of 2016 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on June 30, 2016 to preferred shareholders of record at the close of business on June 20, 2016.
On April 26, 2016, the Board declared the distribution for the second quarter of 2016 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on July 8, 2016 to Class A common shareholders of record at the close of business on June 27, 2016.

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

•
bankruptcy or insolvency of a major tenant or a significant number of smaller tenants, including The Sports Authority, Inc. (Sports Authority), which filed for bankruptcy during the three months ended March 31, 2016;

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2015. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of March 31, 2016, we owned 192 retail operating properties representing 28,296,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) power centers, (ii) neighborhood and community centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of March 31, 2016:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	54	12,162	95.6%	96.6%
Neighborhood and community centers	84	10,385	92.5%	93.4%
Lifestyle centers and mixed-use properties	14	4,774	90.6%	90.7%
Total multi-tenant retail	152	27,321	93.5%	94.4%
Single-user retail	40	975	100.0%	100.0%
Total retail operating portfolio	192	28,296	93.8%	94.6%
Office	1	895	100.0%	100.0%
Total operating portfolio (b)	193	29,191	94.0%	94.7%

(a)	Includes leases signed but not commenced.

(b)	Excludes one single-user retail operating property classified as held for sale as of March 31, 2016.
In addition to our operating portfolio, we owned one development property, which was not under active development, as of March 31, 2016.
Company Highlights — Three Months Ended March 31, 2016
Acquisitions
During the three months ended March 31, 2016, we continued to execute our investment strategy by acquiring three multi-tenant retail operating properties for a total purchase price of $138,685.
The following table summarizes our acquisitions during the three months ended March 31, 2016:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade (b)	Chicago	Multi-tenant retail	183,200	65,954
				372,200	$138,685

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	This property was acquired through a consolidated VIE and may be used to facilitate a potential Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange).
Subsequent to March 31, 2016, we acquired The Shoppes at Union Hill, a 91,700 square foot multi-tenant retail operating property, for a gross purchase price of $63,060, which includes the assumption of mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031. In addition, we paid $13,850 to acquire the fee interest in Ashland & Roosevelt, our existing multi-tenant retail operating property, which was previously subject to a ground lease with a third party. In total for 2016, we continue to expect to acquire approximately $375,000 to $475,000 of strategic acquisitions in our target markets, some of which may be structured as 1031 Exchanges.
Dispositions
During the three months ended March 31, 2016, we continued to pursue targeted dispositions of select non-target and single-user properties. Consideration from dispositions totaled $127,913 and included the sale of two multi-tenant retail operating properties aggregating 765,800 square feet for total consideration of $92,500 and six single-user retail properties aggregating 230,400 square feet for total consideration of $35,413.
The following table summarizes our dispositions during the three months ended March 31, 2016:

Date	Property Name	Property Type	Square Footage	Consideration
February 1, 2016	The Gateway (a)	Multi-tenant retail	623,200	$75,000
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500
March 30, 2016	Six Property Portfolio (b)	Single-user retail	230,400	35,413
			996,200	$127,913

(a)
The property was disposed of through a lender-directed sale in full satisfaction of our $94,353 mortgage obligation. Immediately prior to the disposition, the lender reduced our loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653.

(b)
Portfolio consists of the following properties: (i) Academy Sports – Houma, (ii) Academy Sports – Port Arthur, (iii) Academy Sports – San Antonio, (iv) CVS Pharmacy – Moore, (v) CVS Pharmacy – Saginaw and (vi) Rite Aid Store (Eckerd) – Olean. Proceeds of $34,973 from the dispositions are temporarily restricted related to potential 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

Subsequent to March 31, 2016, we sold CVS Pharmacy – Oklahoma City, a 10,900 square foot single-user retail operating property, for consideration of $4,676. In total for 2016, we expect targeted dispositions to be approximately $600,000 to $700,000, some of which may be structured as 1031 Exchanges.

Market Summary
As a result of our capital recycling efforts over the past several years, we increased the amount of annualized base rent (ABR) in our target markets to 62.8% of our total multi-tenant retail ABR. The following table summarizes our operating portfolio by market as of March 31, 2016:

Property Type/Market	Number of Properties	ABR	% of Total Multi-Tenant Retail ABR	ABR per Occupied Sq. Ft.	GLA (in thousands)	% of Total Multi-Tenant Retail GLA	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Target Markets
Dallas, Texas	19	$79,331	18.9%	$21.18	4,006	14.7%	93.5%	94.4%
Washington, D.C. / Baltimore, Maryland	14	53,410	12.7%	18.75	3,187	11.7%	89.4%	90.2%
New York, New York	8	33,750	8.0%	24.58	1,404	5.1%	97.8%	97.8%
Chicago, Illinois	6	19,553	4.7%	19.90	1,075	3.9%	91.4%	93.2%
Atlanta, Georgia	9	18,948	4.5%	12.92	1,513	5.5%	96.9%	97.1%
Seattle, Washington	7	15,746	3.8%	14.29	1,238	4.5%	89.0%	91.8%
Houston, Texas	9	15,154	3.6%	13.94	1,141	4.2%	95.3%	95.5%
San Antonio, Texas	4	12,265	2.9%	16.23	779	2.9%	97.0%	97.1%
Phoenix, Arizona	3	10,253	2.4%	16.67	632	2.3%	97.3%	97.7%
Austin, Texas	4	5,320	1.3%	15.97	350	1.3%	95.2%	95.6%
Subtotal	83	263,730	62.8%	18.43	15,325	56.1%	93.4%	94.2%

Non-Target – Top 50 MSAs	30	61,708	14.7%	15.15	4,526	16.6%	90.0%	91.5%

Subtotal Target Markets and Top 50 MSAs	113	325,438	77.5%	17.70	19,851	72.7%	92.6%	93.6%

Non-Target – Other	39	94,274	22.5%	13.13	7,470	27.3%	96.1%	96.6%

Total Multi-Tenant Retail	152	419,712	100.0%	16.43	27,321	100.0%	93.5%	94.4%

Single-User Retail	40	21,857		22.42	975		100.0%	100.0%

Total Retail	192	441,569		16.64	28,296		93.8%	94.6%

Office	1	10,476		11.71	895		100.0%	100.0%

Total Operating Portfolio (a)	193	$452,045		$16.47	29,191		94.0%	94.7%

(a)	Excludes one single-user retail operating property classified as held for sale as of March 31, 2016.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the three months ended March 31, 2016. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a) (b)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	105	627	$22.57	$21.03	7.3%	4.67	$3.36
Comparable New Leases	17	102	$16.73	$16.44	1.8%	8.68	$28.55
Non-Comparable New and Renewal Leases (c)	18	60	$15.03	N/A	N/A	4.16	$8.53
Total	140	789	$21.75	$20.39	6.7%	5.05	$7.02

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Excluding the impact from eight Rite Aid leases that were extended to effectuate the planned 2016 disposition of these single-user assets, rental rates for comparable renewal leases signed increased approximately 8.9% over previous rental rates for a combined comparable re-leasing spread of approximately 8.0% for the three months ended March 31, 2016.

(c)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

We continue to expect modest increases in occupancy in 2016, with the majority of expected leasing activity attributable to small shop tenants. In addition, as portfolio occupancy increases and available inventory of vacant space decreases, we expect our leasing volume to decline as we focus on the merchandising of our properties to ensure the right mix of operators and unique retailers. We continue to anticipate that a large proportion of our new leasing activity will be non-comparable in nature as the leased space is more likely to have been vacant for longer than 12 months.
Capital Markets
During the three months ended March 31, 2016, we:

•
entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,200,000, consisting of a $750,000 unsecured revolving line of credit and two unsecured term loans totaling $450,000 (collectively, the Unsecured Credit Facility);

•	disposed of The Gateway through a lender-directed sale in full satisfaction of our $94,353 mortgage obligation;

•	borrowed $180,000, net of repayments, on our unsecured revolving line of credit; and

•
entered into a $100,000 interest rate swap that effectively converts one-month floating rate London Interbank Offered Rate (LIBOR) to a fixed rate of 0.6591% and terminates on December 31, 2017. We previously had a $300,000 interest rate swap that matured on February 24, 2016.

Distributions
We declared a quarterly distribution of $0.4375 per share of preferred stock and a quarterly distribution of $0.165625 per share of common stock during the three months ended March 31, 2016.
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

Comparison of the Three Months Ended March 31, 2016 and 2015
Net income attributable to common shareholders increased $34,350 from $10,714 for the three months ended March 31, 2015 to $45,064 for the three months ended March 31, 2016 as a result of a $20,177 decrease in total other expense, a $17,167 increase in gain on sales of investment properties and a $2,682 increase in same store NOI, partially offset by a $5,676 decrease in NOI from “Other investment properties.” The discussion following the table provides further details regarding these fluctuations.
The table presents NOI for our same store portfolio and “Other investment properties” along with a reconciliation to net income attributable to common shareholders. For the three months ended March 31, 2016, our same store portfolio consisted of 178 retail operating properties acquired or placed in service and stabilized prior to January 1, 2015. The number of properties in our same store portfolio decreased to 178 as of March 31, 2016 from 180 as of December 31, 2015 as a result of the following:

•	the removal of seven same store investment properties sold during the three months ended March 31, 2016;

•	the removal of one same store investment property classified as held for sale as of March 31, 2016;

•	the removal of one investment property where we have begun activities in anticipation of a redevelopment, which we expect to have a significant impact to property NOI during 2016; and

•	the removal of our one remaining office property;
partially offset by

•	the addition of eight investment properties acquired during 2014.
The sale of The Gateway on February 1, 2016 did not impact the number of same store properties as it was impaired below its debt balance during 2014 and removed from our same store portfolio during 2015.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired during 2015 and 2016;

•	our development property;

•	our one remaining office property;

•	three properties where we have begun activities in anticipation of future redevelopment;

•	properties that were sold or held for sale in 2015 and 2016; and

•	the net income from our wholly-owned captive insurance company, which was formed on December 1, 2014.

	Three Months Ended March 31,
	2016	2015	Change	Percentage
Operating revenues:
Same store investment properties (178 retail operating properties):
Rental income	$98,278	$96,384	$1,894	2.0
Tenant recovery income	26,166	26,671	(505)	(1.9)
Other property income	898	1,002	(104)	(10.4)
Other investment properties:
Rental income	15,609	22,130	(6,521)
Tenant recovery income	4,190	4,629	(439)
Other property income	467	973	(506)
Operating expenses:
Same store investment properties (178 retail operating properties):
Property operating expenses	(17,777)	(19,116)	1,339	7.0
Real estate taxes	(17,759)	(17,817)	58	0.3
Other investment properties:
Property operating expenses	(4,508)	(5,785)	1,277
Real estate taxes	(2,180)	(2,693)	513
NOI from continuing operations:
Same store investment properties	89,806	87,124	2,682	3.1
Other investment properties	13,578	19,254	(5,676)
Total NOI from continuing operations	103,384	106,378	(2,994)	(2.8)

Other income (expense):
Straight-line rental income, net	1,028	1,012	16
Amortization of acquired above and below market lease intangibles, net	576	451	125
Amortization of lease inducements	(231)	(189)	(42)
Lease termination fees	1,658	134	1,524
Straight-line ground rent expense	(916)	(934)	18
Amortization of acquired ground lease intangibles	140	140	—
Depreciation and amortization	(53,396)	(54,676)	1,280
Provision for impairment of investment properties	(2,164)	—	(2,164)
General and administrative expenses	(11,406)	(10,992)	(414)
Gain on extinguishment of debt	13,653	—	13,653
Interest expense	(26,764)	(34,045)	7,281
Other income, net	125	1,225	(1,100)
Total other expense	(77,697)	(97,874)	20,177

Income from continuing operations	25,687	8,504	17,183
Gain on sales of investment properties	21,739	4,572	17,167
Net income	47,426	13,076	34,350
Preferred stock dividends	(2,362)	(2,362)	—
Net income attributable to common shareholders	$45,064	$10,714	$34,350
Same store NOI increased $2,682, or 3.1%, primarily due to the following:

•
rental income increased $1,894 primarily due to increases of $806 from contractual rent changes, $532 from percentage rent, $496 from re-leasing spreads and $438 from occupancy growth, partially offset by a decrease of $389 from rent abatements; and

•	total operating expenses, net of tenant recovery income, decreased $892 primarily as a result of decreases in bad debt expense and certain non-recoverable property operating expenses.
In 2016, we continue to expect same store NOI growth of 2.5% to 3.5%. Our expectations with respect to same store NOI growth assume that three of our remaining nine Sports Authority locations are closed as of June 30, 2016; however, the outcome of the Sports Authority bankruptcy proceedings remain uncertain and different outcomes could impact our same store NOI growth.

Total NOI decreased $2,994, or 2.8%, due to a decrease in NOI of $9,042 related to the properties sold in 2015 and 2016, partially offset by an increase in NOI of $4,156 related to the properties acquired during 2015 and 2016 and the increase of $2,682 from the same store portfolio described above.
Total other expense decreased $20,177, or 20.6%, primarily due to:

•
a $13,653 gain on extinguishment of debt recognized during the three months ended March 31, 2016 associated with the disposition of The Gateway through a lender-directed sale in full satisfaction of our mortgage obligation. No such gain was recorded during the three months ended March 31, 2015; and

•	a $7,281 decrease in interest expense primarily consisting of:

•	a $7,666 decrease in interest on mortgages payable due to the repayment of mortgage debt; and

•	a $2,660 decrease in prepayment penalties and defeasance premiums;
partially offset by

•	a $1,944 increase in interest on our unsecured notes payable, which were issued in March 2015; and

•	a $651 increase in write-offs of capitalized loan fees.
Gain on sales of investment properties increased $17,167, or 375.5%, related to the sales of eight investment properties during the three months ended March 31, 2016 compared to the sales of two investment properties during the three months ended March 31, 2015.
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
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our core business platform, our real estate operating portfolio. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the financial statement impact of gains or losses associated with the early extinguishment of debt or other liabilities, impairment charges to write down the carrying value of assets other than depreciable real estate, actual or anticipated settlement of litigation involving the Company and executive and realignment separation charges, which are otherwise excluded from our calculation of FFO attributable to common shareholders.
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

FFO attributable to common shareholders and Operating FFO attributable to common shareholders are calculated as follows:

	Three Months Ended March 31,
	2016	2015
Net income attributable to common shareholders	$45,064	$10,714
Depreciation and amortization	53,094	54,401
Gain on sales of investment properties	(21,739)	(4,572)
FFO attributable to common shareholders	$76,419	$60,543

Impact on earnings from the early extinguishment of debt, net	(12,846)	2,786
Provision for hedge ineffectiveness	—	(25)
Provision for impairment of non-depreciable investment property	2,164	—
Other (a)	—	(1,000)
Operating FFO attributable to common shareholders	$65,737	$62,304

(a)	Consists of the impact on earnings from net settlements, which are included in “Other income, net” in the accompanying condensed consolidated statements of operations and other comprehensive income.
Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant allowances or other capital obligations, the shareholder distributions required to maintain our REIT status and compliance with the financial covenants of the Unsecured Credit Facility and our unsecured notes.
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
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities funded primarily through asset dispositions and capital markets transactions, including public offerings of our common stock and preferred stock and private and public offerings of senior unsecured notes. As of March 31, 2016, we had $44,683 of debt scheduled to mature through the end of 2016, comprised of $35,451 related to mortgages payable maturing in 2016 and $9,232 of principal amortization related to longer-dated maturities, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

The table below summarizes our consolidated indebtedness as of March 31, 2016:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a) (b)	$1,031,316	6.03%	Various	3.9 years

Unsecured notes payable:
Senior notes – 4.12% Series A due 2021	100,000	4.12%	June 30, 2021	5.3 years
Senior notes – 4.58% Series B due 2024	150,000	4.58%	June 30, 2024	8.3 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	9.0 years
Total unsecured notes payable (b)	500,000	4.20%		8.0 years

Unsecured credit facility:
Term loan – fixed rate portion (c)	100,000	1.96%	January 5, 2021	4.8 years
Term loan – variable rate portion	150,000	1.73%	January 5, 2021	4.8 years
Term loan – variable rate portion (d)	200,000	1.88%	May 11, 2018 (d)	2.1 years
Revolving line of credit – variable rate (d)	280,000	1.78%	January 5, 2020 (d)	3.8 years
Total unsecured credit facility (b)	730,000	1.82%		3.7 years

Total consolidated indebtedness	$2,261,316	4.27%		4.7 years

(a)	Includes $7,857 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2016.

(b)
Fixed rate mortgages payable excludes mortgage premium of $1,758, discount of $(1) and capitalized loan fees of $(6,630), net of accumulated amortization, as of March 31, 2016. Unsecured notes payable excludes discount of $(1,060) and capitalized loan fees of $(3,233), net of accumulated amortization, as of March 31, 2016. Term loans exclude capitalized loan fees of $(3,290), net of accumulated amortization, as of March 31, 2016. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(c)
Reflects $100,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 0.6591% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 2017. The applicable credit spread was 1.30% as of March 31, 2016.

(d)
We have two one year extension options on the term loan due 2018 and two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% for the term loan and 0.075% of the commitment amount being extended for the revolving line of credit.

Mortgages Payable
During the three months ended March 31, 2016, we disposed of The Gateway through a lender-directed sale in full satisfaction of our $94,353 mortgage obligation, which had a fixed interest rate of 6.57%. Immediately prior to the disposition, the lender reduced our loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653. In addition, during the three months ended March 31, 2016, we made scheduled principal payments of $2,836 related to amortizing loans.
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
As of March 31, 2016, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreement.
Unsecured Credit Facility
On January 6, 2016, we entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000, or our Unsecured Credit Facility. Our Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. The following table summarizes the key terms of our Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Unused Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.30% - 2.20%	N/A	0.90% - 1.75%	N/A
$200,000 unsecured term loan	5/11/2018	2 one year	0.15%	1.45% - 2.20%	N/A	1.05% - 2.05%	N/A
$750,000 unsecured revolving line of credit	1/5/2020	2 six month	0.075%	1.35% - 2.25%	0.15% - 0.25%	0.85% - 1.55%	0.125% - 0.30%
Our Unsecured Credit Facility has a $400,000 accordion option that allows us, at our election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) our ability to obtain additional lender commitments.
The fourth amended and restated unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the fourth amended and restated unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2016, management believes we were in compliance with the financial covenants and default provisions under the unsecured credit agreement.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of March 31, 2016 for the remainder of 2016, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of March 31, 2016. The table does not reflect the impact of any debt activity that occurred after March 31, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$44,683	$226,637	$10,801	$443,447	$3,424	$302,324	$1,031,316	$1,127,991
Unsecured credit facility – fixed rate portion of term loan (b)	—	—	—	—	—	100,000	100,000	100,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000	496,297
Total fixed rate debt	44,683	226,637	10,801	443,447	3,424	902,324	1,631,316	1,724,288

Variable rate debt:
Unsecured credit facility	—	—	200,000	—	280,000	150,000	630,000	630,000
Total variable rate debt	—	—	200,000	—	280,000	150,000	630,000	630,000
Total debt (d)	$44,683	$226,637	$210,801	$443,447	$283,424	$1,052,324	$2,261,316	$2,354,288

Weighted average interest rate on debt:
Fixed rate debt	4.73%	5.09%	6.74%	7.50%	4.80%	4.14%	5.22%
Variable rate debt (e)	—	—	1.88%	—	1.78%	1.73%	1.80%
Total	4.73%	5.09%	2.13%	7.50%	1.82%	3.80%	4.27%

(a)
Includes $7,857 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2016. Excludes mortgage premium of $1,758 and discount of $(1), net of accumulated amortization, which was outstanding as of March 31, 2016.

(b)
$100,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through December 31, 2017. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.6591% over the term of the swap.

(c)	Excludes discount of $(1,060), net of accumulated amortization, as of March 31, 2016.

(d)
Total debt excludes capitalized loan fees of $(13,153), net of accumulated amortization, as of March 31, 2016 which are included as a reduction to the respective debt balances. The weighted average years to maturity of consolidated indebtedness was 4.7 years as of March 31, 2016. The $92,972 difference between total debt outstanding and its fair value is primarily attributable to a $60,301 difference related to our IW JV pool of mortgages. This pool matures in 2019, has an interest rate of 7.50% and an outstanding principal balance of $394,467 as of March 31, 2016.

(e)	Represents interest rates as of March 31, 2016.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, acquisitions of new properties, redevelopment opportunities and existing or future share repurchases, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods and (viii) the requirement contained in our Unsecured Credit Facility to distribute at least an amount necessary to maintain our qualification. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
In December 2015, we entered into a new at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. The 2015 ATM equity program supersedes our previous $200,000 ATM equity program which was in place from March 2013 through November 2015. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our Unsecured Credit Facility. We did not sell any shares under our ATM equity program during the three months ended March 31, 2016. As of March 31, 2016, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. As of March 31, 2016, we had not repurchased any shares under this program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.

As of March 31, 2016, we owned one development property, South Billings Center located in Billings, Montana, with a carrying value of $3,000 which was not under active development.
Dispositions
We continue to execute our long-term portfolio repositioning strategy of disposing of select non-target and single-user properties in order to facilitate our external growth initiatives. The following table highlights our property dispositions during 2015 and the three months ended March 31, 2016:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2016 Dispositions (through March 31, 2016)	8	996,200	$127,913	$16,427	$94,353	(b)
2015 Dispositions	26	3,917,200	$516,444	$505,524	$25,724	(c)

(a)
Represents total consideration net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges. 2016 dispositions exclude proceeds of $34,973 which are temporarily restricted related to potential 1031 Exchanges. 2015 dispositions include the disposition of two development properties, one of which had been held in a consolidated joint venture.

(b)
Represents The Gateway’s outstanding mortgage payable prior to the lender-directed sale of the property. Immediately prior to the disposition, the lender reduced our loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653.

(c)	Excludes $95,881 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the year ended December 31, 2015.
In addition to the transactions presented in the preceding table, we received net proceeds of $300 from condemnation awards during the year ended December 31, 2015.
Acquisitions
We continue to execute our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2015 and the three months ended March 31, 2016:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2016 Acquisitions (through March 31, 2016)	3	372,200	$138,685	$—
2015 Acquisitions (a)	11	1,179,800	$463,136	$—

(a)
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

Summary of Cash Flows

	Three Months Ended March 31,
	2016	2015	Change
Cash provided by operating activities	$53,253	$71,127	$(17,874)
Cash used in investing activities	(131,748)	(274,535)	142,787
Cash provided by financing activities	127,659	156,011	(28,352)
Increase (decrease) in cash and cash equivalents	49,164	(47,397)	96,561
Cash and cash equivalents, at beginning of period	51,424	112,292
Cash and cash equivalents, at end of period	$100,588	$64,895
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gains on sales of investment properties and (iv) gain on extinguishment of debt. Net cash provided by operating activities during the three months ended March 31, 2016 decreased $17,874 primarily due to the following:

•	a $5,427 increase in cash bonuses paid;

•	a $2,994 decrease in NOI;

•	a $2,415 increase in cash paid for leasing fees and inducements; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $3,124 reduction in cash paid for interest.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and to fund capital expenditures and tenant improvements, in addition to changes in restricted escrows. Net cash used in investing activities during the three months ended March 31, 2016 decreased $142,787 primarily due to the following:

•	a $178,165 decrease in cash paid to purchase investment properties;
partially offset by

•	a $20,289 net change in restricted escrow activity; and

•	an $18,916 decrease in proceeds from the sales of investment properties.
We will continue to execute our investment strategy by pursuing targeted dispositions. The majority of the proceeds from disposition activity in 2016 is expected to be used to acquire high quality, multi-tenant retail assets within our target markets, repay debt or potentially repurchase our common stock. In addition, tenant improvement costs associated with re-leasing vacant space may continue to be significant.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our Unsecured Credit Facility and the issuance of debt instruments, partially offset by distribution payments, repayments of our Unsecured Credit Facility, principal payments on mortgages payable and the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable. Net cash provided by financing activities during the three months ended March 31, 2016 decreased $28,352 primarily due to the following:

•	a $248,815 decrease in proceeds from the issuance of unsecured notes related to an underwritten public offering in 2015;
partially offset by

•	a $145,000 increase in net proceeds from our Unsecured Credit Facility;

•	a $68,669 decrease in principal payments on mortgages payable; and

•	a $12,379 decrease in the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable during the three months ended March 31, 2015.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the three months ended March 31, 2016, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates
Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and unconsolidated joint ventures, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, derivative and hedging, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the three months ended March 31, 2016, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to March 31, 2016, we:

•	repaid a mortgage payable with a principal balance of $6,594 and an interest rate of 7.30%;

•
closed on the acquisition of The Shoppes at Union Hill, a 91,700 square foot multi-tenant retail property located in the New York MSA, for a gross purchase price of $63,060, which includes the assumption of mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031;

•
closed on the disposition of CVS Pharmacy – Oklahoma City, a 10,900 square foot single-user retail property located in Oklahoma City, Oklahoma, which was classified as held for sale as of March 31, 2016, for a sales price of $4,676 with an anticipated gain on sale of approximately $1,764; and

•
closed on the acquisition of the fee interest in Ashland & Roosevelt, our existing multi-tenant retail operating property located in the Chicago MSA, which was previously subject to a ground lease with a third party, for a gross purchase price of $13,850. In conjunction with this transaction, we anticipate recording a gain on extinguishment of other liabilities of approximately $6,978 due to the reversal of the straight-line ground rent liability.

On April 25, 2016, we appointed Paula C. Maggio to serve as our Executive Vice President, General Counsel and Secretary, effective May 2, 2016. Ms. Maggio succeeds Dennis K. Holland, who previously announced that he would be retiring on June 30, 2016. Mr. Holland will remain employed by us through his originally planned retirement date to assist in the transition.
On April 26, 2016, our Board declared the cash dividend for the second quarter of 2016 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on June 30, 2016 to preferred shareholders of record at the close of business on June 20, 2016.
On April 26, 2016, our Board declared the distribution for the second quarter of 2016 of $0.165625 per share on our outstanding Class A common stock, which will be paid on July 8, 2016 to Class A common shareholders of record at the close of business on June 27, 2016.

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
As of March 31, 2016, we had $107,857 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of March 31, 2016 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability
Fixed rate portion of unsecured credit facility	$100,000	December 31, 2017	$12
Heritage Towne Crossing	7,857	September 30, 2016	40
	$107,857		$52
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of March 31, 2016 for the remainder of 2016, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $1,154.
The combined carrying amount of our mortgages payable, unsecured notes payable and Unsecured Credit Facility is approximately $105,428 lower than the fair value as of March 31, 2016.
We had $630,000 of variable rate debt, excluding $107,857 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.80% as of March 31, 2016. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of March 31, 2016, interest expense would increase by approximately $6,300 on an annualized basis.
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
Based on management’s evaluation as of March 31, 2016, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2016 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table summarizes the number of shares of Class A common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted shares for the specified periods and amounts outstanding under our common stock repurchase program.

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1, 2016 to January 31, 2016	6	$14.77	N/A	$250,000
February 1, 2016 to February 29, 2016	115	$14.22	N/A	$250,000
March 1, 2016 to March 31, 2016	—	$—	N/A	$250,000
Total	121	$14.25	N/A	$250,000

(a)
Represents the amount outstanding under our $250,000 common stock repurchase program. There is no scheduled expiration date to this program. As of March 31, 2016, we had not repurchased any shares under our common stock repurchase program.

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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month Periods Ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Equity for the Three-Month Periods Ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	May 3, 2016

By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 3, 2016

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	May 3, 2016