Form 10-Q
period 2016-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2016-08-03
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of July 29, 2016:
Class A common stock:    237,383,080 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	June 30, 2016	December 31, 2015
Assets
Investment properties:
Land	$1,281,900	$1,254,131
Building and other improvements	4,459,618	4,428,554
Developments in progress	3,000	5,157
	5,744,518	5,687,842
Less accumulated depreciation	(1,476,970)	(1,433,195)
Net investment properties (includes $115,222 and $0 from consolidated variable interest entities, respectively)	4,267,548	4,254,647
Cash and cash equivalents	29,788	51,424
Accounts and notes receivable (net of allowances of $7,148 and $7,910, respectively)	79,523	82,804
Acquired lease intangible assets, net	146,522	138,766
Assets associated with investment properties held for sale	48,533	—
Other assets, net	136,422	93,610
Total assets	$4,708,336	$4,621,251

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,032,287	$1,123,136
Unsecured notes payable, net	495,818	495,576
Unsecured term loans, net	447,005	447,526
Unsecured revolving line of credit	305,000	100,000
Accounts payable and accrued expenses	56,137	69,800
Distributions payable	39,320	39,297
Acquired lease intangible liabilities, net	108,602	114,834
Liabilities associated with investment properties held for sale	5,208	—
Other liabilities	69,886	75,745
Total liabilities	2,559,263	2,465,914

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of June 30, 2016 and December 31, 2015; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 237,383 and 237,267 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	237	237
Additional paid-in capital	4,932,953	4,931,395
Accumulated distributions in excess of earnings	(2,783,560)	(2,776,215)
Accumulated other comprehensive loss	(562)	(85)
Total equity	2,149,073	2,155,337
Total liabilities and equity	$4,708,336	$4,621,251

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental income	$115,194	$119,022	$230,454	$238,810
Tenant recovery income	29,654	29,416	60,010	60,716
Other property income	2,378	2,450	5,401	4,559
Total revenues	147,226	150,888	295,865	304,085

Expenses
Operating expenses	20,092	23,153	43,153	48,848
Real estate taxes	21,090	20,486	41,029	40,996
Depreciation and amortization	53,443	55,798	106,839	110,474
Provision for impairment of investment properties	4,142	3,944	6,306	3,944
General and administrative expenses	10,773	14,018	22,179	25,010
Total expenses	109,540	117,399	219,506	229,272

Operating income	37,686	33,489	76,359	74,813

Gain on extinguishment of debt	—	—	13,653	—
Gain on extinguishment of other liabilities	6,978	—	6,978	—
Interest expense	(25,977)	(36,140)	(52,741)	(70,185)
Other income (expense), net	302	(306)	427	919
Income (loss) from continuing operations	18,989	(2,957)	44,676	5,547
Gain on sales of investment properties	9,613	33,641	31,352	38,213
Net income	28,602	30,684	76,028	43,760
Preferred stock dividends	(2,363)	(2,363)	(4,725)	(4,725)
Net income attributable to common shareholders	$26,239	$28,321	$71,303	$39,035

Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.11	$0.12	$0.30	$0.16

Net income	$28,602	$30,684	$76,028	$43,760
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 9)	(510)	97	(477)	2
Comprehensive income attributable to the Company	$28,092	$30,781	$75,551	$43,762

Weighted average number of common shares outstanding – basic	236,716	236,354	236,647	236,302

Weighted average number of common shares outstanding – diluted	236,902	236,356	236,781	236,305

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	5,400	$5	236,602	$237	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375
Net income	—	—	—	—	—	43,760	—	43,760	—	43,760
Other comprehensive income	—	—	—	—	—	—	2	2	—	2
Distributions declared to preferred shareholders ($0.875 per share)	—	—	—	—	—	(4,725)	—	(4,725)	—	(4,725)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	(78,575)	—	(78,575)	—	(78,575)
Issuance of common stock, net of offering costs	—	—	—	—	(79)	—	—	(79)	—	(79)
Issuance of restricted shares	—	—	737	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	—	—	6,126	—	—	6,126	—	6,126
Shares withheld for employee taxes	—	—	(112)	—	(1,723)	—	—	(1,723)	—	(1,723)
Balance as of June 30, 2015	5,400	$5	237,227	$237	$4,927,188	$(2,774,228)	$(535)	$2,152,667	$1,494	$2,154,161

Balance as of January 1, 2016	5,400	$5	237,267	$237	$4,931,395	$(2,776,215)	$(85)	$2,155,337	$—	$2,155,337
Cumulative effect of accounting change	—	—	—	—	17	(17)	—	—	—	—
Net income	—	—	—	—	—	76,028	—	76,028	—	76,028
Other comprehensive loss	—	—	—	—	—	—	(477)	(477)	—	(477)
Distributions declared to preferred shareholders ($0.875 per share)	—	—	—	—	—	(4,725)	—	(4,725)	—	(4,725)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	(78,631)	—	(78,631)	—	(78,631)
Issuance of common stock, net of offering costs	—	—	—	—	(2)	—	—	(2)	—	(2)
Issuance of restricted shares	—	—	269	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(6)	—	3,702	—	—	3,702	—	3,702
Shares withheld for employee taxes	—	—	(147)	—	(2,159)	—	—	(2,159)	—	(2,159)
Balance as of June 30, 2016	5,400	$5	237,383	$237	$4,932,953	$(2,783,560)	$(562)	$2,149,073	$—	$2,149,073

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$76,028	$43,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,839	110,474
Provision for impairment of investment properties	6,306	3,944
Gain on sales of investment properties	(31,352)	(38,213)
Gain on extinguishment of debt	(13,653)	—
Gain on extinguishment of other liabilities	(6,978)	—
Amortization of loan fees and debt premium and discount, net	3,187	2,040
Amortization of stock-based compensation	3,702	6,126
Premium paid in connection with defeasance of mortgages payable	—	6,288
Payment of leasing fees and inducements	(5,967)	(3,986)
Changes in accounts receivable, net	(1,655)	11,441
Changes in accounts payable and accrued expenses, net	(11,410)	(6,816)
Changes in other operating assets and liabilities, net	834	7,099
Other, net	893	834
Net cash provided by operating activities	126,774	142,991

Cash flows from investing activities:
Changes in restricted escrows, net	1,769	21,699
Purchase of investment properties	(261,877)	(382,016)
Capital expenditures and tenant improvements	(30,216)	(23,070)
Proceeds from sales of investment properties	41,031	150,699
Investment in developments in progress	—	(833)
Other, net	194	(25)
Net cash used in investing activities	(249,099)	(233,546)

Cash flows from financing activities:
Proceeds from mortgages payable	—	757
Principal payments on mortgages payable	(12,679)	(178,546)
Proceeds from unsecured notes payable	—	248,815
Proceeds from unsecured credit facility	325,000	460,000
Repayments of unsecured credit facility	(120,000)	(350,000)
Payment of loan fees and deposits, net	(6,043)	(2,233)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	—	(30,840)
Distributions paid	(83,333)	(83,196)
Other, net	(2,256)	(1,793)
Net cash provided by financing activities	100,689	62,964

Net decrease in cash and cash equivalents	(21,636)	(27,591)
Cash and cash equivalents, at beginning of period	51,424	112,292
Cash and cash equivalents, at end of period	$29,788	$84,701
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$46,695	$56,692
Distributions payable	$39,320	$39,291
Accrued capital expenditures and tenant improvements	$8,742	$5,309
Accrued leasing fees and inducements	$772	$669
Developments in progress placed in service	$—	$2,288
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$—	$30,840
Defeasance of mortgages payable	$—	$24,552

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(257,157)	$(375,443)
Accounts receivable, acquired lease intangibles and other assets	(25,049)	(39,641)
Accounts payable, acquired lease intangibles and other liabilities	5,013	33,068
Mortgages payable assumed, net	15,316	—
	$(261,877)	$(382,016)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$126,057	$111,651
Accounts receivable, acquired lease intangibles and other assets	10,503	2,518
Accounts payable, acquired lease intangibles and other liabilities	(3,276)	(1,715)
Deferred gain	—	32
Mortgage debt forgiven or assumed	(94,353)	—
Gain on extinguishment of debt	13,653	—
Gain on sales of investment properties	31,352	38,213
Proceeds temporarily restricted related to tax-deferred exchanges	(42,905)	—
	$41,031	$150,699

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
The Company’s property ownership as of June 30, 2016 is summarized below:

	Wholly-owned	Consolidated VIEs
Retail operating properties (a)	182	3
Office properties	1	—
Total operating properties	183	3

Development properties	1	—

(a)	Excludes three wholly-owned operating properties classified as held for sale as of June 30, 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2015 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2016.
Recently Adopted Accounting Pronouncements
Effective January 1, 2016, the Company adopted Accounting Standards Update (ASU) 2015-02, Consolidation, which revised the consolidation guidance for all entities. The new standard modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs. The adoption of this pronouncement under the modified retrospective method did not have any effect on the Company’s condensed consolidated financial statements as the Company did not have any VIEs as of January 1, 2016; however, as of June 30, 2016, the Company had acquired three properties through consolidated VIEs and, accordingly, applied the revised consolidation guidance. See Note 3 to the condensed consolidated financial statements for further details.
Effective January 1, 2016, the Company adopted ASU 2015-16, Business Combinations, which requires the acquirer in a business combination to recognize in the period any adjustments to provisional amounts that are identified during the measurement period rather than retrospectively accounting for those adjustments. The adoption of this pronouncement did not have any effect on the Company’s condensed consolidated financial statements.
The Company elected to early adopt ASU 2014-15, Presentation of Financial Statements – Going Concern, on January 1, 2016. The new standard requires a company’s management to assess the entity’s ability to continue as a going concern for a period of one year after the date the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The adoption of this pronouncement did not have any effect on the Company’s condensed consolidated financial statements.
The Company elected to early adopt ASU 2016-09, Compensation – Stock Compensation, on January 1, 2016. The new standard allowed the Company to make an accounting policy election to account for share-based payment award forfeitures when they occur, which required a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period of adoption and resulted in an adjustment of $17 to additional paid-in capital and accumulated distributions in excess of earnings as of January 1, 2016.
Other Recently Issued Accounting Pronouncements
In May 2014 with subsequent updates issued in August 2015 and March, April and May 2016, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. This new standard is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and will require companies to apply a five-step model in recognizing revenue arising from contracts with customers. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall. This new standard is effective January 1, 2018 and will require companies to disclose the fair value of financial assets and financial liabilities measured at amortized cost in accordance with the exit price notion and will no longer require disclosure of the methods and significant assumptions used, including any changes, to estimate fair value. In addition, companies will be required to disclose all financial assets and financial liabilities grouped by 1) measurement category and 2) form of financial instrument. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
In February 2016, the FASB issued ASU 2016-02, Leases. This new standard is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. Upon adoption, the Company will recognize a lease liability and a right-of-use asset for operating leases where it is the lessee. The Company will continue to evaluate the impact of this guidance until it becomes effective.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new standard is effective January 1, 2020, with early adoption permitted beginning January 1, 2019, and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. The Company will continue to evaluate the impact of this guidance until it becomes effective.
(3) ACQUISITIONS
The Company closed on the following acquisitions during the six months ended June 30, 2016:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade (b)	Chicago	Multi-tenant retail	183,200	65,954
April 1, 2016	The Shoppes at Union Hill (c)	New York	Multi-tenant retail	91,700	63,060
April 29, 2016	Ashland & Roosevelt – Fee Interest (d)	Chicago	Ground lease interest	—	13,850
May 5, 2016	Tacoma South (b)	Seattle	Multi-tenant retail	230,700	39,400
June 15, 2016	Eastside (b)	Dallas	Multi-tenant retail	67,100	23,842
				761,700	$278,837

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	These properties were acquired through consolidated VIEs to facilitate potential Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges).

(c)	In conjunction with the acquisition, the Company assumed mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031.

(d)
The Company acquired the fee interest in an existing wholly-owned multi-tenant retail operating property located in Chicago, Illinois, which was previously subject to a ground lease with a third party. In conjunction with this transaction, the Company reversed the straight-line ground rent liability of $6,978, which is reflected as “Gain on extinguishment of other liabilities” in the accompanying condensed consolidated statements of operations and other comprehensive income.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Six Months Ended June 30,
	2016	2015
Land	$84,720	$141,085
Building and other improvements	172,437	234,358
Acquired lease intangible assets (a)	25,016	38,121
Acquired lease intangible liabilities (b)	(3,991)	(23,016)
Mortgages payable, net	(15,316)	—
Net assets acquired	$262,866	$390,548

(a)	The weighted average amortization period for acquired lease intangible assets is 6 years and 16 years for acquisitions completed during the six months ended June 30, 2016 and 2015, respectively.

(b)	The weighted average amortization period for acquired lease intangible liabilities is 11 years and 21 years for acquisitions completed during the six months ended June 30, 2016 and 2015, respectively.
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. Transaction costs totaling $690 and $1,198 for the six months ended June 30, 2016 and 2015, respectively, were expensed as incurred and are included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income.
Included in the Company’s condensed consolidated statements of operations and other comprehensive income from the properties acquired that were accounted for as business combinations are $21,802 and $26,185 in total revenues and $5,011 and $4,331 in net income attributable to common shareholders from the date of acquisition through June 30, 2016 and 2015, respectively. These amounts do not include the total revenue and net income attributable to common shareholders from the 2016 Ashland & Roosevelt – Fee Interest and 2015 Lake Worth Towne Crossing – Parcel acquisitions as they have been accounted for as asset acquisitions.
Condensed Pro Forma Financial Information
The results of operations for the acquisitions accounted for as business combinations that were completed during the period, or after such period through the financial statement issuance date, for which financial information was available, are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. The following unaudited condensed pro forma financial information is presented as if the 2016 acquisitions were completed as of January 1, 2015 and as if the 2015 acquisitions completed through the date the June 30, 2015 financial statements were issued, including the acquisition of the outparcel at Southlake Town Square on July 31, 2015, were completed as of January 1, 2014. The results of operations associated with the 2016 acquisition of the fee interest in Ashland & Roosevelt and the 2015 acquisition of a parcel at Lake Worth Towne Crossing have not been adjusted in the pro forma presentation as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$147,813	$156,463	$300,126	$316,679
Net income	$28,559	$29,567	$74,975	$41,821
Net income attributable to common shareholders	$26,196	$27,204	$70,250	$37,096
Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.11	$0.11	$0.30	$0.16
Weighted average number of common shares outstanding – basic	236,716	236,354	236,647	236,302

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Variable Interest Entities
During the six months ended June 30, 2016, the Company entered into agreements with a qualified intermediary related to potential 1031 Exchanges. The Company loaned $65,419, $39,215 and $23,522 to the VIEs to acquire Oak Brook Promenade, Tacoma South and Eastside, respectively. Each 1031 Exchange must be completed within 180 days after the acquisition date of the property that is the subject of such 1031 Exchange in accordance with the applicable provisions of the Code. At the completion or expiration of the 1031 Exchanges, the sole membership interest of the VIEs will be assigned to the Company in satisfaction of the outstanding loans, resulting in the entities being wholly owned by the Company.
The Company was deemed to be the primary beneficiary of the VIEs as it has the ability to direct the activities of the VIEs that most significantly impact their economic performance and has all of the risks and rewards of ownership. Accordingly, the Company consolidated the VIEs. No value or income has been attributed to the noncontrolling interests. The assets of the VIEs consist of the investment properties which are operated by the Company. As of June 30, 2016, the assets and liabilities of the VIEs are as follows:

June 30, 2016
Assets
Land	$25,374
Building and other improvements	90,598
Less accumulated depreciation	(750)
Net investment properties	115,222
Acquired lease intangible assets	13,915
Other assets	2,138
Total assets	$131,275

Liabilities
Loans due to the Company (a)	$128,156
Other liabilities	2,738
Total liabilities	$130,894

(a)	Represents funds loaned by the Company to the VIEs to acquire the properties and have been eliminated in consolidation.
(4) DISPOSITIONS
The Company closed on the following dispositions during the six months ended June 30, 2016:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 1, 2016	The Gateway (b)	Multi-tenant retail	623,200	$75,000	$(795)	$3,868
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500	17,210	4,253
March 30, 2016	Six Property Portfolio (c)	Single-user retail	230,400	35,413	12	13,618
April 20, 2016	CVS Pharmacy – Oklahoma City	Single-user retail	10,900	4,676	4,608	1,764
June 2, 2016	Rite Aid Store (Eckerd) – Canandaigua & Tim Horton Donut Shop (d)	Single-user retail	16,600	5,400	5,333	1,444
June 15, 2016	Academy Sports – Midland (e)	Single-user retail	61,200	5,541	17	2,220
June 23, 2016	Four Rite Aid Portfolio (f)	Single-user retail	45,400	15,934	14,646	2,287
			1,130,300	$159,464	$41,031	$29,454

(a)	Aggregate proceeds are net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges.

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

(c)
Portfolio consists of the following properties: (i) Academy Sports – Houma, (ii) Academy Sports – Port Arthur, (iii) Academy Sports – San Antonio, (iv) CVS Pharmacy – Moore, (v) CVS Pharmacy – Saginaw and (vi) Rite Aid Store (Eckerd) – Olean. Disposition proceeds of

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$34,973 are temporarily restricted related to potential 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(d)	The terms of the disposition of Rite Aid Store (Eckerd) – Canandaigua and Tim Horton Donut Shop were negotiated as a single transaction.

(e)	Disposition proceeds of $5,383 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(f)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Cheektowaga, (ii) Rite Aid Store (Eckerd), W. Main St. – Batavia, (iii) Rite Aid Store (Eckerd), Union Rd. and (iv) Rite Aid Store (Eckerd) – Greece.

During the six months ended June 30, 2016, the Company disposed of an outparcel for consideration of $2,639 and recorded a gain of $1,898 from the transaction. Disposition proceeds of $2,549 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The aggregate gains from the property dispositions and this additional transaction totaled $31,352.
Subsequent to June 30, 2016, the Company sold two multi-tenant retail operating properties aggregating 425,900 square feet and two single-user retail properties aggregating 21,800 square feet for total consideration of $54,813.
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
None of the dispositions completed during the six months ended June 30, 2016 and 2015 qualified for discontinued operations treatment.
As of June 30, 2016, the Company had entered into contracts to sell the following properties, each of which qualified for held for sale accounting treatment:

Property Name	Property Location	Property Type	Square Footage
Alison’s Corner	San Antonio, Texas	Multi-tenant retail	55,100
Broadway Shopping Center	Bangor, Maine	Multi-tenant retail	190,300
Mid-Hudson Center	Poughkeepsie, New York	Multi-tenant retail	235,600
			481,000
These properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended June 30, 2016, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with these properties are separately classified as held for sale in the condensed consolidated balance sheet as of June 30, 2016. Subsequent to June 30, 2016, the Company sold Broadway Shopping Center and Mid-Hudson Center for total consideration of $48,000. No properties qualified for held for sale accounting treatment as of December 31, 2015.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

June 30, 2016
Assets
Land, building and other improvements	$53,308
Accumulated depreciation	(9,254)
Net investment properties	44,054
Other assets	4,479
Assets associated with investment properties held for sale	$48,533

Liabilities
Other liabilities	$5,208
Liabilities associated with investment properties held for sale	$5,208
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
The following table summarizes the Company’s unvested restricted shares as of and for the six months ended June 30, 2016:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2016	788	$15.52
Shares granted (a)	269	$14.74
Shares vested	(444)	$15.49
Shares forfeited (b)	(6)	$14.99
Balance as of June 30, 2016 (c)	607	$15.20

(a)	Shares granted vest over periods ranging from 0.4 years to 3.9 years in accordance with the terms of applicable award documents.

(b)	Effective January 1, 2016, the Company made an accounting policy election to account for forfeitures when they occur.

(c)	As of June 30, 2016, total unrecognized compensation expense related to unvested restricted shares was $5,368, which is expected to be amortized over a weighted average term of 1.5 years.
In addition, during the six months ended June 30, 2016, performance restricted stock units (RSUs) were granted to the Company’s executives. In 2019, following the performance period which concludes on December 31, 2018, one-third of the RSUs will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved and the executive remains employed during the performance period, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return as compared to that of the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index for 2016 through 2018. If an executive terminates employment during the performance period by reason of a qualified termination, as defined in the agreement, only a prorated portion of his or her outstanding RSUs will be eligible for conversion based upon the period in which the executive was employed during the performance period. If an executive terminates for any reason other than a qualified termination during the performance period, he or she would forfeit his or her outstanding RSUs. In 2019, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid during the performance period on the shares of common stock and restricted shares issued at the end of the performance period divided by the then-current market price of the Company’s common stock. The Company calculated the grant date fair value per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period. Assumptions as of the grant dates included a weighted average risk-free

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest rate of 0.89%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 4.59%.
The following table summarizes the Company’s unvested RSUs as of and for the six months ended June 30, 2016:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2016	174	$14.20
RSUs granted	246	$13.85
RSUs ineligible for conversion	(29)	$13.56
RSUs eligible for future conversion as of June 30, 2016 (a)	391	$14.02

(a)	As of June 30, 2016, total unrecognized compensation expense related to unvested RSUs was $4,252, which is expected to be amortized over a weighted average term of 2.9 years.
During the three months ended June 30, 2016 and 2015, the Company recorded compensation expense of $1,676 and $4,757, respectively, related to unvested restricted shares and RSUs. During the six months ended June 30, 2016 and 2015, the Company recorded compensation expense of $3,702 and $6,126, respectively, related to unvested restricted shares and RSUs. The total fair value of restricted shares vested during the six months ended June 30, 2016 was $6,545.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of June 30, 2016, options to purchase 53 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2016 or 2015 and did not record any compensation expense related to stock options during the six months ended June 30, 2016 and 2015.
(6) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	June 30, 2016			December 31, 2015
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,037,444	5.99%	3.8	$1,128,505	6.08%	3.9
Premium, net of accumulated amortization	1,651			1,865
Discount, net of accumulated amortization	(644)			(1)
Capitalized loan fees, net of accumulated amortization	(6,164)			(7,233)
Mortgages payable, net	$1,032,287			$1,123,136

(a)
Includes $7,803 and $7,910 of variable rate mortgage debt that has been swapped to a fixed rate as of June 30, 2016 and December 31, 2015, respectively. The fixed rate mortgages had interest rates ranging from 3.35% to 8.00% as of June 30, 2016 and December 31, 2015.

During the six months ended June 30, 2016, the Company disposed of The Gateway through a lender-directed sale in full satisfaction of its $94,353 mortgage obligation, which had a fixed interest rate of 6.57%. Immediately prior to the disposition, the lender reduced the Company’s loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653. In addition, during the six months ended June 30, 2016, the Company repaid a $6,594 mortgage payable which had a fixed interest rate of 7.30%, made scheduled principal payments of $6,085 related to amortizing loans and assumed a mortgage payable with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031 in conjunction with the acquisition of The Shoppes at Union Hill.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for its mortgages payable. Although the mortgage loans obtained by the Company are generally non-recourse, with the exception of customary non-recourse carve-outs, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2016, the Company had guaranteed $1,951 of its outstanding mortgage loans related to one mortgage loan with a maturity date of

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016 (see Note 14 to the condensed consolidated financial statements). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of June 30, 2016, the Company had a pool of mortgages with a principal balance of $393,208 that was cross-collateralized by the 48 properties in its IW JV 2009, LLC portfolio.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of June 30, 2016 for the remainder of 2016, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after June 30, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$35,430	$227,451	$11,647	$444,324	$4,334	$314,258	$1,037,444
Unsecured credit facility – fixed rate term loan (b)	—	—	—	—	—	250,000	250,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000
Total fixed rate debt	35,430	227,451	11,647	444,324	4,334	1,064,258	1,787,444

Variable rate debt:
Unsecured credit facility	—	—	200,000	—	305,000	—	505,000
Total variable rate debt	—	—	200,000	—	305,000	—	505,000
Total debt (d)	$35,430	$227,451	$211,647	$444,324	$309,334	$1,064,258	$2,292,444

Weighted average interest rate on debt:
Fixed rate debt	4.12%	5.08%	6.52%	7.49%	4.58%	3.83%	4.93%
Variable rate debt (e)	—	—	1.91%	—	1.81%	—	1.85%
Total	4.12%	5.08%	2.16%	7.49%	1.85%	3.83%	4.25%

(a)
Includes $7,803 of variable rate mortgage debt that has been swapped to a fixed rate as of June 30, 2016. Excludes mortgage premium of $1,651 and discount of $(644), net of accumulated amortization, as of June 30, 2016.

(b)
$250,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.6677% through December 31, 2017.

(c)	Excludes discount of $(1,030), net of accumulated amortization, as of June 30, 2016.

(d)
Total debt excludes capitalized loan fees of $(12,311), net of accumulated amortization, as of June 30, 2016 which are included as a reduction to the respective debt balances. The weighted average years to maturity of consolidated indebtedness was 4.6 years as of June 30, 2016.

(e)	Represents interest rates as of June 30, 2016.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		June 30, 2016		December 31, 2015
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% Series A due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% Series B due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
		500,000	4.20%	500,000	4.20%
Discount, net of accumulated amortization		(1,030)		(1,090)
Capitalized loan fees, net of accumulated amortization		(3,152)		(3,334)
	Total	$495,818		$495,576
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
As of June 30, 2016, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreement.
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
The Company’s Unsecured Credit Facility has a $400,000 accordion option that allows the Company, at its election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) the Company’s ability to obtain additional lender commitments. The Company received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. As of June 30, 2016, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s Unsecured Credit Facility:

	June 30, 2016		December 31, 2015
Unsecured Credit Facility	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
$250,000 unsecured term loan – fixed rate (a)	$250,000	1.97%	$—	—%
$200,000 unsecured term loan – variable rate	200,000	1.91%	—	—%
$450,000 unsecured term loan – fixed rate portion (b)	—	—%	300,000	1.99%
$450,000 unsecured term loan – variable rate portion	—	—%	150,000	1.88%
Subtotal	450,000		450,000
Capitalized loan fees, net of accumulated amortization	(2,995)		(2,474)
Term loans, net	447,005		447,526
Revolving line of credit – variable rate (c)	305,000	1.81%	100,000	1.93%
Total unsecured credit facility, net	$752,005	1.89%	$547,526	1.95%

(a)
As of June 30, 2016, $250,000 of LIBOR-based variable rate debt has been swapped to a weighted average fixed rate of 0.6677% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of June 30, 2016.

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
The fourth amended and restated unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the fourth amended and restated unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of June 30, 2016, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
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
The Company utilizes three interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $468 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2016, the Company entered into the following two interest rate swaps which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Termination Date
March 1, 2016	$100,000	0.6591%	December 31, 2017
May 16, 2016	$150,000	0.6735%	December 31, 2017
The Company previously had a $300,000 interest rate swap that matured on February 24, 2016. In addition, $7,803 and $7,910 of variable rate mortgage debt has been swapped to a fixed rate as of June 30, 2016 and December 31, 2015, respectively.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Interest rate swaps	3	2	$257,803	$307,910
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are included in “Other liabilities” in the accompanying condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	June 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps	$565	$85
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Loss (Gain) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss (Gain) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
2016	$634	$687	Interest expense	$124	$210	Other income (expense), net	$3	$3
2015	$196	$582	Interest expense	$293	$584	Other income (expense), net	$4	$(21)
(10) EQUITY
In December 2015, the Company entered into a new at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. The 2015 ATM equity program supersedes the Company’s previous $200,000 ATM equity program which was in place from March 2013 through November 2015. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s Unsecured Credit Facility. The Company did not sell any shares under its ATM equity programs during the six months ended June 30, 2016 and 2015. As of June 30, 2016, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. As of June 30, 2016, the Company had not repurchased any shares under this program.
(11) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Numerator:
Income (loss) from continuing operations	$18,989		$(2,957)		$44,676		$5,547
Gain on sales of investment properties	9,613		33,641		31,352		38,213
Preferred stock dividends	(2,363)		(2,363)		(4,725)		(4,725)
Net income attributable to common shareholders	26,239		28,321		71,303		39,035
Distributions paid on unvested restricted shares	(110)		(144)		(240)		(210)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$26,129		$28,177		$71,063		$38,825

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	236,716	(a)	236,354	(b)	236,647	(a)	236,302	(b)
Effect of dilutive securities:
Stock options	2	(c)	2	(c)	2	(c)	3	(c)
RSUs	184	(d)	—	(e)	132	(d)	—	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	236,902		236,356		236,781		236,305

(a)
Excludes 607 shares of unvested restricted common stock as of June 30, 2016, which equate to 649 and 687 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2016. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 788 shares of unvested restricted common stock as of June 30, 2015, which equate to 851 and 731 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2015. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 53 and 64 shares of common stock as of June 30, 2016 and 2015, respectively, at a weighted average exercise price of $19.39 and $19.28, respectively. Of these totals, outstanding options to purchase 45 and 54 shares of common stock as of June 30, 2016 and 2015, respectively, at a weighted average exercise price of $20.74 and $20.69, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(d)
There were 391 RSUs eligible for future conversion following the performance periods as of June 30, 2016 (see Note 5 to the condensed consolidated financial statements), which equate to 411 and 344 RSUs on a weighted average basis for the three and six months ended June 30, 2016, respectively. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming the end of the reporting period was the end of the contingency periods.

(e)
There were 157 RSUs eligible for future conversion following the performance period as of June 30, 2015, which equate to 57 and 29 RSUs on a weighted average basis for the three and six months ended June 30, 2015, respectively. Assuming June 30, 2015 was the end of the contingency period, none of these contingently issuable shares would have been outstanding.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of June 30, 2016 and 2015, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Number of properties for which indicators of impairment were identified	6	6	(a)
Less: number of properties for which an impairment charge was recorded	1	1
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	2	1
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	3	4

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties	70%	53%

(a)	Includes five properties which have subsequently been sold as of June 30, 2016.
The Company recorded the following investment property impairment charges during the six months ended June 30, 2016:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
South Billings Center (a)	Development	March 31, 2016	—	$2,164
Mid-Hudson Center (b)	Multi-tenant retail	June 30, 2016	235,600	4,142
				$6,306
	Estimated fair value of impaired properties as of impairment date			$30,500

(a)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract, which was subsequently terminated. The property was not under active development as of June 30, 2016.

(b)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of June 30, 2016 and was sold on July 21, 2016.

The Company recorded the following investment property impairment charges during the six months ended June 30, 2015:

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13) FAIR VALUE MEASUREMENTS
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,032,287	$1,136,839	$1,123,136	$1,213,620
Unsecured notes payable, net	$495,818	$512,134	$495,576	$486,701
Unsecured term loans, net	$447,005	$450,000	$447,526	$450,000
Unsecured revolving line of credit	$305,000	$305,000	$100,000	$100,000
Derivative liability	$565	$565	$85	$85
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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2016
Derivative liability	$—	$565	$—	$565

December 31, 2015
Derivative liability	$—	$85	$—	$85
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2016 aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the six months ended June 30, 2016, except for those properties sold prior to June 30, 2016. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total	Provision for Impairment
June 30, 2016
Investment properties	$—	$3,000	$—	$3,000	$2,164	(a)
Investment properties – held for sale	$—	$27,500	$—	$27,500	$4,142	(b)

(a)
Represents an impairment charge recorded during the six months ended June 30, 2016 for the Company’s South Billings Center development property, which was not under active development as of June 30, 2016. Such charge, calculated as the expected sales price from the executed sales contract, which was subsequently terminated, as compared to the Company’s carrying value of its investment, was based upon a Level 2 input.

(b)
Represents an impairment charge recorded during the six months ended June 30, 2016 for the Company’s Mid-Hudson Center, which was classified as held for sale as of June 30, 2016. Such charge, calculated as the expected sales price from the executed sales contract less estimated transaction costs as compared to the Company’s carrying value of its investment, was based upon a Level 2 input. The estimated transaction costs of $1,699 are not reflected as a reduction to the fair value disclosed in the table above, but were included in the calculation of the impairment charge.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2016
Mortgages payable, net	$—	$—	$1,136,839	$1,136,839
Unsecured notes payable, net	$249,738	$—	$262,396	$512,134
Unsecured term loans, net	$—	$—	$450,000	$450,000
Unsecured revolving line of credit	$—	$—	$305,000	$305,000

December 31, 2015
Mortgages payable, net	$—	$—	$1,213,620	$1,213,620
Unsecured notes payable, net	$239,482	$—	$247,219	$486,701
Unsecured term loans, net	$—	$—	$450,000	$450,000
Unsecured revolving line of credit	$—	$—	$100,000	$100,000
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.2% to 3.8% and 2.2% to 6.0% as of June 30, 2016 and December 31, 2015, respectively.
Unsecured notes payable, net: The quoted market price as of June 30, 2016 was used to value the Company’s 4.00% notes. The Company estimates the fair value of its Series A and B notes by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

marketplace and judgment is used in determining the appropriate rates. The weighted average rates used were 3.60% and 4.64% as of June 30, 2016 and December 31, 2015, respectively.
Unsecured term loans, net:  The Company estimates the fair value of its unsecured term loans, net by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used to discount the credit spreads were 1.37% and 1.30% as of June 30, 2016 and December 31, 2015, respectively.
Unsecured revolving line of credit:  The Company estimates the fair value of its unsecured revolving line of credit by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturity. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rate used to discount the credit spreads was 1.35% as of June 30, 2016 and December 31, 2015.
There were no transfers between the levels of the fair value hierarchy during the six months ended June 30, 2016.
(14) COMMITMENTS AND CONTINGENCIES
Although the mortgage loans obtained by the Company are generally non-recourse, with the exception of customary non-recourse carve-outs, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2016, the Company had guaranteed $1,951 of its outstanding mortgage loans related to one mortgage loan with a maturity date of September 30, 2016.
As of June 30, 2016, the Company had letter(s) of credit outstanding totaling $143 which serve as collateral for certain capital improvements at one of its properties and reduce the available borrowings on its unsecured revolving line of credit.
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
(16) SUBSEQUENT EVENTS
Subsequent to June 30, 2016, the Company:

•
closed on the disposition of Broadway Shopping Center, a 190,300 square foot multi-tenant retail operating property located in Bangor, Maine, which was classified as held for sale as of June 30, 2016, for a sales price of $20,500 with an anticipated gain on sale of approximately $7,958;

•
closed on the disposition of Mid-Hudson Center, a 235,600 square foot multi-tenant retail operating property located in Poughkeepsie, New York, which was classified as held for sale as of June 30, 2016, for a sales price of $27,500 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges;

•
closed on the disposition of Rite Aid Store (Eckerd), Main St., a 10,900 square foot single-user retail property located in Buffalo, New York, for a sales price of $3,388 with an anticipated gain on sale of approximately $344; and

•
closed on the disposition of Rite Aid Store (Eckerd) – Lancaster, a 10,900 square foot single-user retail property located in Lancaster, New York, for a sales price of $3,425 with an anticipated gain on sale of approximately $625.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 28, 2016, the Company declared the cash dividend for the third quarter of 2016 for its 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on September 30, 2016 to preferred shareholders of record at the close of business on September 20, 2016.
On July 28, 2016, the Company declared the distribution for the third quarter of 2016 of $0.165625 per share on its outstanding Class A common stock, which will be paid on October 7, 2016 to Class A common shareholders of record at the close of business on September 26, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates,” “continues” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in the state of Texas and in other markets where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants, including The Sports Authority, Inc. (Sports Authority), which filed for bankruptcy in March 2016;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

•	real estate valuations, potentially resulting in impairment charges;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions, dispositions and redevelopment, including the impact of construction delays and cost overruns;

•	our ability to effectively manage growth;

•	composition of members of our senior management team;

•	our ability to attract and retain qualified personnel;

•	our ability to make distributions to our shareholders;

•	our ability to continue to qualify as a real estate investment trust (REIT);

•	governmental regulations, tax laws and rates and similar matters;

•	our compliance with laws, rules and regulations;

•	environmental uncertainties and exposure to natural disasters;

•	insurance coverage; and

•	the likelihood or actual occurrence of terrorist attacks in the U.S.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of June 30, 2016, we owned 185 retail operating properties representing 28,103,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) power centers, (ii) neighborhood and community centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of June 30, 2016:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	52	11,871	95.1%	96.3%
Neighborhood and community centers	84	10,451	92.6%	94.9%
Lifestyle centers and mixed-use properties	16	4,933	89.9%	90.4%
Total multi-tenant retail	152	27,255	93.2%	94.7%
Single-user retail	33	848	100.0%	100.0%
Total retail operating portfolio	185	28,103	93.4%	94.9%
Office	1	895	100.0%	100.0%
Total operating portfolio (b)	186	28,998	93.6%	95.0%

(a)	Includes leases signed but not commenced.

(b)	Excludes three multi-tenant retail operating properties classified as held for sale as of June 30, 2016.
In addition to our operating portfolio, we owned one development property, which was not under active development, as of June 30, 2016.

Company Highlights — Six Months Ended June 30, 2016
Acquisitions
During the six months ended June 30, 2016, we continued to execute our investment strategy by acquiring six multi-tenant retail operating properties and the fee interest in an existing wholly-owned multi-tenant retail operating property for a total purchase price of $278,837.
The following table summarizes our acquisitions during the six months ended June 30, 2016:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade (b)	Chicago	Multi-tenant retail	183,200	65,954
April 1, 2016	The Shoppes at Union Hill (c)	New York	Multi-tenant retail	91,700	63,060
April 29, 2016	Ashland & Roosevelt – Fee Interest (d)	Chicago	Ground lease interest	—	13,850
May 5, 2016	Tacoma South (b)	Seattle	Multi-tenant retail	230,700	39,400
June 15, 2016	Eastside (b)	Dallas	Multi-tenant retail	67,100	23,842
				761,700	$278,837

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	These properties were acquired through consolidated variable interest entities (VIEs) to facilitate potential Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges).

(c)	In conjunction with the acquisition, we assumed mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031.

(d)
We acquired the fee interest in an existing wholly-owned multi-tenant retail operating property located in Chicago, Illinois, which was previously subject to a ground lease with a third party. In conjunction with this transaction, we reversed the straight-line ground rent liability of $6,978, which is reflected as “Gain on extinguishment of other liabilities” in the accompanying condensed consolidated statements of operations and other comprehensive income.

In total for 2016, we continue to expect to acquire approximately $375,000 to $475,000 of strategic acquisitions in our target markets, some of which may be structured as 1031 Exchanges.
Dispositions
During the six months ended June 30, 2016, we continued to pursue targeted dispositions of select non-target and single-user properties. Consideration from dispositions totaled $159,464 and included the sale of two multi-tenant retail operating properties aggregating 765,800 square feet for total consideration of $92,500 and 14 single-user retail properties aggregating 364,500 square feet for total consideration of $66,964.
The following table summarizes our dispositions during the six months ended June 30, 2016:

Date	Property Name	Property Type	Square Footage	Consideration
February 1, 2016	The Gateway (a)	Multi-tenant retail	623,200	$75,000
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500
March 30, 2016	Six Property Portfolio (b)	Single-user retail	230,400	35,413
April 20, 2016	CVS Pharmacy – Oklahoma City	Single-user retail	10,900	4,676
June 2, 2016	Rite Aid Store (Eckerd) – Canandaigua & Tim Horton Donut Shop (c)	Single-user retail	16,600	5,400
June 15, 2016	Academy Sports – Midland (d)	Single-user retail	61,200	5,541
June 23, 2016	Four Rite Aid Portfolio (e)	Single-user retail	45,400	15,934
			1,130,300	$159,464

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

(b)
Portfolio consists of the following properties: (i) Academy Sports – Houma, (ii) Academy Sports – Port Arthur, (iii) Academy Sports – San Antonio, (iv) CVS Pharmacy – Moore, (v) CVS Pharmacy – Saginaw and (vi) Rite Aid Store (Eckerd) – Olean. Disposition proceeds of $34,973 are temporarily restricted related to potential 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(c)	The terms of the disposition of Rite Aid Store (Eckerd) – Canandaigua and Tim Horton Donut Shop were negotiated as a single transaction.

(d)	Disposition proceeds of $5,383 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(e)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Cheektowaga, (ii) Rite Aid Store (Eckerd) – W. Main St., Batavia, (iii) Rite Aid Store (Eckerd) – Union Rd., West Seneca and (iv) Rite Aid Store (Eckerd) – Greece.

During the six months ended June 30, 2016, we also disposed of an outparcel for consideration of $2,639. Disposition proceeds of $2,549 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Subsequent to June 30, 2016, we sold two multi-tenant retail operating properties aggregating 425,900 square feet and two single-user retail properties aggregating 21,800 square feet for total consideration of $54,813. In total for 2016, we continue to expect targeted dispositions to be approximately $600,000 to $700,000, some of which may be structured as 1031 Exchanges.
Market Summary
As a result of our capital recycling efforts over the past several years, we increased the amount of annualized base rent (ABR) in our target markets to 63.5% of our total multi-tenant retail ABR. The following table summarizes our operating portfolio by market as of June 30, 2016:

Property Type/Market	Number of Properties	ABR	% of Total Multi-Tenant Retail ABR	ABR per Occupied Sq. Ft.	GLA (in thousands)	% of Total Multi-Tenant Retail GLA	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Target Markets
Dallas, Texas	20	$81,187	19.3%	$21.32	4,094	15.0%	93.0%	94.7%
Washington, D.C. / Baltimore, Maryland	14	52,642	12.5%	18.56	3,187	11.7%	89.0%	89.6%
New York, New York	8	33,857	8.0%	27.73	1,260	4.6%	96.9%	97.8%
Chicago, Illinois	6	19,829	4.7%	19.77	1,076	3.9%	93.2%	94.6%
Seattle, Washington	8	18,876	4.5%	14.10	1,473	5.4%	90.9%	94.3%
Atlanta, Georgia	9	18,807	4.4%	12.88	1,513	5.6%	96.5%	96.8%
Houston, Texas	9	15,191	3.6%	13.98	1,140	4.2%	95.3%	95.7%
San Antonio, Texas	3	11,661	2.8%	16.42	724	2.7%	98.1%	98.1%
Phoenix, Arizona	3	10,307	2.4%	16.73	632	2.3%	97.5%	98.1%
Austin, Texas	4	5,383	1.3%	16.09	350	1.3%	95.6%	95.6%
Subtotal	84	267,740	63.5%	18.58	15,449	56.7%	93.3%	94.4%

Non-Target – Top 50 MSAs	30	60,873	14.4%	15.27	4,526	16.6%	88.1%	93.0%

Subtotal Target Markets and Top 50 MSAs	114	328,613	77.9%	17.86	19,975	73.3%	92.1%	94.1%

Non-Target – Other	38	93,132	22.1%	13.30	7,280	26.7%	96.2%	96.4%

Total Multi-Tenant Retail	152	421,745	100.0%	16.60	27,255	100.0%	93.2%	94.7%

Single-User Retail	33	19,851		23.41	848		100.0%	100.0%

Total Retail	185	441,596		16.82	28,103		93.4%	94.9%

Office	1	10,476		11.71	895		100.0%	100.0%

Total Operating Portfolio (a)	186	$452,072		$16.66	28,998		93.6%	95.0%

(a)	Excludes three multi-tenant retail operating properties classified as held for sale as of June 30, 2016.

Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the six months ended June 30, 2016. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a) (b)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	196	1,208	$20.46	$19.10	7.1%	4.75	$2.21
Comparable New Leases	29	193	$17.68	$16.29	8.5%	9.79	$25.84
Non-Comparable New and Renewal Leases (c)	44	308	$13.71	N/A	N/A	7.01	$20.59
Total	269	1,709	$20.08	$18.71	7.3%	5.58	$8.19

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Excluding the impact from eight Rite Aid leases executed in the first quarter that were extended to effectuate the planned 2016 disposition of these single-user assets, four of which were sold in the second quarter, combined comparable re-leasing spreads were approximately 8.0% and comparable renewal re-leasing spreads were approximately 7.9% over previous rental rates for the six months ended June 30, 2016.

(c)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

Regarding the ongoing Sports Authority bankruptcy proceedings, of our nine remaining locations, the leases at three of those locations were rejected effective June 30, 2016 and the leases at four of those locations were rejected effective July 31, 2016. We expect the lease at one additional location will also be rejected; however, the outcome of the Sports Authority bankruptcy proceedings remains uncertain. While we actively pursue the opportunities to upgrade our tenancy presented by the Sports Authority vacancies, we continue to expect the majority of new leasing activity, based on ABR, for the remainder of 2016 to be attributable to small shop tenants as we focus on the merchandising of our properties to ensure the right mix of operators and unique retailers. We anticipate that a large proportion of our new leasing activity will be non-comparable in nature as the leased space is more likely to have been vacant for longer than 12 months.
The lease at our one remaining office asset is scheduled to expire on November 30, 2016. We continue to focus on leasing the pending vacant space and have signed one lease to backfill 309,000 square feet of the 895,000 square foot property.
Capital Markets
During the six months ended June 30, 2016, we:

•
entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,200,000, consisting of a $750,000 unsecured revolving line of credit and two unsecured term loans totaling $450,000 (collectively, our Unsecured Credit Facility);

•	disposed of The Gateway through a lender-directed sale in full satisfaction of our $94,353 mortgage obligation;

•	borrowed $205,000, net of repayments, on our unsecured revolving line of credit;

•
entered into the following interest rate swaps that terminate on December 31, 2017: (i) $100,000 interest rate swap that effectively converts one-month floating rate London Interbank Offered Rate (LIBOR) to a fixed rate of 0.6591% and (ii) $150,000 interest rate swap that effectively converts one-month floating rate LIBOR to a fixed rate of 0.6735%. We previously had a $300,000 interest rate swap that matured on February 24, 2016;

•
as discussed above, assumed a mortgage payable with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031 in conjunction with the acquisition of The Shoppes at Union Hill; and

•	repaid a $6,594 mortgage payable and made scheduled principal payments of $6,085 related to amortizing loans.
Distributions
We declared quarterly distributions totaling $0.875 per share of preferred stock and quarterly distributions totaling $0.33125 per share of common stock during the six months ended June 30, 2016.

Results of Operations
Comparison of Results for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015	Change
Revenues
Rental income	$115,194	$119,022	$(3,828)
Tenant recovery income	29,654	29,416	238
Other property income	2,378	2,450	(72)
Total revenues	147,226	150,888	(3,662)

Expenses
Operating expenses	20,092	23,153	(3,061)
Real estate taxes	21,090	20,486	604
Depreciation and amortization	53,443	55,798	(2,355)
Provision for impairment of investment properties	4,142	3,944	198
General and administrative expenses	10,773	14,018	(3,245)
Total expenses	109,540	117,399	(7,859)

Operating income	37,686	33,489	4,197

Gain on extinguishment of other liabilities	6,978	—	6,978
Interest expense	(25,977)	(36,140)	10,163
Other income (expense), net	302	(306)	608
Income (loss) from continuing operations	18,989	(2,957)	21,946
Gain on sales of investment properties	9,613	33,641	(24,028)
Net income	28,602	30,684	(2,082)
Preferred stock dividends	(2,363)	(2,363)	—
Net income attributable to common shareholders	$26,239	$28,321	$(2,082)
Net income attributable to common shareholders decreased $2,082 from $28,321 for the three months ended June 30, 2015 to $26,239 for the three months ended June 30, 2016 as a result of the following:

•
a $24,028 decrease in gain on sales of investment properties related to the sales of eight investment properties and one outparcel during the three months ended June 30, 2016 compared to the sales of eight investment properties during the three months ended June 30, 2015; and

•
a $3,828 decrease in rental income primarily due to a net decrease of $3,874 in base rent and percentage and specialty rent from the operating properties sold or held for sale as of June 30, 2016 and our redevelopment properties, partially offset by an increase from the properties acquired after March 31, 2015 and our same store portfolio;

partially offset by

•	a $10,163 decrease in interest expense primarily consisting of:

•	a $6,993 decrease in interest on mortgages payable due to a reduction in mortgage debt; and

•	a $4,231 decrease in prepayment penalties and defeasance premiums;

•
a $6,978 gain on extinguishment of other liabilities recognized during the three months ended June 30, 2016 related to the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of the straight-line ground rent liability associated with the ground lease;

•	a $3,245 decrease in general and administrative expenses primarily consisting of executive separation charges of $3,537 recognized during the three months ended June 30, 2015; and

•
a $2,695 decrease in operating expenses and real estate taxes, net of tenant recovery income, primarily as a result of the operating properties sold or held for sale as of June 30, 2016 and our same store portfolio.

Net operating income (NOI)
We define NOI as all revenues other than straight-line rental income, amortization of lease inducements, amortization of acquired above and below market lease intangibles and lease termination fee income, less real estate taxes and all operating expenses other than straight-line ground rent expense and amortization of acquired ground lease intangibles, which are non-cash items. NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Operating income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.
Same store portfolio – quarter
For the three months ended June 30, 2016, our same store portfolio consisted of 172 retail operating properties acquired or placed in service and stabilized prior to April 1, 2015. The number of properties in our same store portfolio decreased to 172 as of June 30, 2016 from 178 as of March 31, 2016 as a result of the following:

•	the removal of seven same store investment properties sold during the three months ended June 30, 2016; and

•	the removal of three same store investment properties classified as held for sale as of June 30, 2016;
partially offset by

•	the addition of four investment properties acquired during the first quarter of 2015.
The sale of CVS Pharmacy – Oklahoma City on April 20, 2016 did not impact the number of same store properties as it was classified as held for sale as of March 31, 2016.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired after March 31, 2015;

•	our development property;

•	our one remaining office property;

•	three properties where we have begun activities in anticipation of future redevelopment;

•	properties that were sold or held for sale in 2015 and 2016;

•	the net income from our wholly-owned captive insurance company; and

•
the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest on April 29, 2016.

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Change
Net income attributable to common shareholders	$26,239	$28,321	$(2,082)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	2,363	2,363	—
Gain on sales of investment properties	(9,613)	(33,641)	24,028
Depreciation and amortization	53,443	55,798	(2,355)
Provision for impairment of investment properties	4,142	3,944	198
General and administrative expenses	10,773	14,018	(3,245)
Gain on extinguishment of other liabilities	(6,978)	—	(6,978)
Interest expense	25,977	36,140	(10,163)
Straight-line rental income, net	(800)	(630)	(170)
Amortization of acquired above and below market lease intangibles, net	(395)	(390)	(5)
Amortization of lease inducements	321	191	130
Lease termination fees	(1,027)	(333)	(694)
Straight-line ground rent expense	764	932	(168)
Amortization of acquired ground lease intangibles	(140)	(140)	—
Other (income) expense, net	(302)	306	(608)
NOI	104,767	106,879	(2,112)
NOI from Other Investment Properties	(11,900)	(17,766)	5,866
Same Store NOI	$92,867	$89,113	$3,754

	Three Months Ended June 30,
	2016	2015	Change
Same Store NOI:
Base rent	$100,113	$97,065	$3,048
Percentage and specialty rent	853	1,039	(186)
Tenant recovery income	26,845	25,555	1,290
Other property operating income	957	1,002	(45)
	128,768	124,661	4,107

Property operating expenses	16,917	17,630	(713)
Bad debt expense	(58)	171	(229)
Real estate taxes	19,042	17,747	1,295
	35,901	35,548	353

Same Store NOI	$92,867	$89,113	$3,754
Same Store NOI increased $3,754, or 4.2%, primarily due to the following:

•	base rent increased $3,048 primarily due to an increase of $1,508 from occupancy growth, $819 from contractual rent changes and $625 from re-leasing spreads; and

•
property operating expenses, bad debt expense and real estate taxes, net of tenant recovery income, decreased $937 primarily as a result of a decrease in certain non-recoverable property operating expenses and bad debt expense.

Comparison of Results for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015	Change
Revenues
Rental income	$230,454	$238,810	$(8,356)
Tenant recovery income	60,010	60,716	(706)
Other property income	5,401	4,559	842
Total revenues	295,865	304,085	(8,220)

Expenses
Operating expenses	43,153	48,848	(5,695)
Real estate taxes	41,029	40,996	33
Depreciation and amortization	106,839	110,474	(3,635)
Provision for impairment of investment properties	6,306	3,944	2,362
General and administrative expenses	22,179	25,010	(2,831)
Total expenses	219,506	229,272	(9,766)

Operating income	76,359	74,813	1,546

Gain on extinguishment of debt	13,653	—	13,653
Gain on extinguishment of other liabilities	6,978	—	6,978
Interest expense	(52,741)	(70,185)	17,444
Other income, net	427	919	(492)
Income from continuing operations	44,676	5,547	39,129
Gain on sales of investment properties	31,352	38,213	(6,861)
Net income	76,028	43,760	32,268
Preferred stock dividends	(4,725)	(4,725)	—
Net income attributable to common shareholders	$71,303	$39,035	$32,268
Net income attributable to common shareholders increased $32,268 from $39,035 for the six months ended June 30, 2015 to $71,303 for the six months ended June 30, 2016 as a result of the following:

•	a $17,444 decrease in interest expense primarily consisting of:

•	a $14,659 decrease in interest on mortgages payable due to a reduction in mortgage debt; and

•	a $6,891 decrease in prepayment penalties and defeasance premiums;
partially offset by

•	a $1,944 increase in interest on our unsecured notes payable related to our 4.00% notes, which were issued in March 2015; and

•	a $1,576 increase in interest on our Unsecured Credit Facility primarily due to higher average balances on our unsecured revolving line of credit;

•
a $13,653 gain on extinguishment of debt recognized during the six months ended June 30, 2016 associated with the disposition of The Gateway through a lender-directed sale in full satisfaction of our mortgage obligation. No such gain was recorded during the six months ended June 30, 2015;

•
a $6,978 gain on extinguishment of other liabilities recognized during the six months ended June 30, 2016 related to the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of the straight-line ground rent liability associated with the ground lease; and

•
a $4,956 decrease in operating expenses and real estate taxes, net of tenant recovery income, primarily as a result of the operating properties sold or held for sale as of June 30, 2016 and our same store portfolio;

partially offset by

•
an $8,356 decrease in rental income primarily due to a net decrease of $8,332 in base rent from the operating properties sold or held for sale as of June 30, 2016, partially offset by an increase from the properties acquired during 2015 and 2016 and our same store portfolio; and

•
a $6,861 decrease in gain on sales of investment properties related to the sales of 16 investment properties and one outparcel during the six months ended June 30, 2016 compared to the sales of 10 investment properties during the six months ended June 30, 2015.

Same store portfolio – year to date
For the six months ended June 30, 2016, our same store portfolio consisted of 168 retail operating properties acquired or placed in service and stabilized prior to January 1, 2015. The number of properties in our same store portfolio decreased to 168 as of June 30, 2016 from 178 as of March 31, 2016. Refer to the lead-in paragraph to the comparison of the three months ended June 30, 2016 and 2015 table for an explanation of the change in the number of properties in our same store portfolio; however, the same store portfolio for the three months ended June 30, 2016, consisting of 172 retail operating properties, includes four investment properties acquired during the first quarter of 2015, which are not included in the same store portfolio for the six months ended June 30, 2016.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
Net income attributable to common shareholders	$71,303	$39,035	$32,268
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	4,725	4,725	—
Gain on sales of investment properties	(31,352)	(38,213)	6,861
Depreciation and amortization	106,839	110,474	(3,635)
Provision for impairment of investment properties	6,306	3,944	2,362
General and administrative expenses	22,179	25,010	(2,831)
Gain on extinguishment of debt	(13,653)	—	(13,653)
Gain on extinguishment of other liabilities	(6,978)	—	(6,978)
Interest expense	52,741	70,185	(17,444)
Straight-line rental income, net	(1,828)	(1,642)	(186)
Amortization of acquired above and below market lease intangibles, net	(971)	(841)	(130)
Amortization of lease inducements	552	380	172
Lease termination fees	(2,685)	(467)	(2,218)
Straight-line ground rent expense	1,680	1,866	(186)
Amortization of acquired ground lease intangibles	(280)	(280)	—
Other income, net	(427)	(919)	492
NOI	208,151	213,257	(5,106)
NOI from Other Investment Properties	(31,641)	(42,197)	10,556
Same Store NOI	$176,510	$171,060	$5,450

	Six Months Ended June 30,
	2016	2015	Change
Same Store NOI:
Base rent	$190,601	$186,859	$3,742
Percentage and specialty rent	2,249	1,917	332
Tenant recovery income	50,637	50,179	458
Other property operating income	1,786	1,955	(169)
	245,273	240,910	4,363

Property operating expenses	33,271	34,803	(1,532)
Bad debt expense	2	684	(682)
Real estate taxes	35,490	34,363	1,127
	68,763	69,850	(1,087)

Same Store NOI	$176,510	$171,060	$5,450
Same Store NOI increased $5,450, or 3.2%, primarily due to the following:

•	base rent increased $3,742 primarily due to an increase of $1,622 from contractual rent changes, $1,337 from occupancy growth and $1,135 from re-leasing spreads; and

•
property operating expenses, bad debt expense and real estate taxes, net of tenant recovery income, decreased $1,545 primarily as a result of a decrease in certain non-recoverable property operating expenses and bad debt expense.

Funds From Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a financial measure known as funds from operations (FFO). As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable real estate, plus depreciation and amortization and impairment charges on depreciable real estate. We have adopted the NAREIT definition in our computation of FFO attributable to common shareholders. Management believes that, subject to the following limitations, FFO attributable to common shareholders provides a basis for comparing our performance and operations to those of other REITs.
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
We believe that FFO attributable to common shareholders and Operating FFO attributable to common shareholders, which are supplemental non-GAAP financial measures, provide an additional and useful means to assess the operating performance of REITs. FFO attributable to common shareholders and Operating FFO attributable to common shareholders do not represent alternatives to (i) “Net Income” or “Net income attributable to common shareholders” as indicators of our financial performance, or (ii) “Cash flows from operating activities” in accordance with GAAP as measures of our capacity to fund cash needs, including the payment of dividends. Comparison of our presentation of Operating FFO attributable to common shareholders to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.

The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$26,239	$28,321	$71,303	$39,035
Depreciation and amortization of depreciable real estate	53,100	55,523	106,194	109,924
Provision for impairment of investment properties	4,142	3,944	4,142	3,944
Gain on sales of depreciable investment properties	(9,613)	(33,641)	(31,352)	(38,213)
FFO attributable to common shareholders	$73,868	$54,147	$150,287	$114,690

FFO attributable to common shareholders per common share outstanding	$0.31	$0.23	$0.64	$0.49

FFO attributable to common shareholders	$73,868	$54,147	$150,287	$114,690
Impact on earnings from the early extinguishment of debt, net	4	4,231	(12,842)	7,017
Provision for hedge ineffectiveness	3	4	3	(21)
Provision for impairment of non-depreciable investment property	—	—	2,164	—
Gain on extinguishment of other liabilities	(6,978)	—	(6,978)	—
Executive separation charges (a)	—	3,537	—	3,537
Other (b)	(184)	—	(184)	(1,000)
Operating FFO attributable to common shareholders	$66,713	$61,919	$132,450	$124,223

Operating FFO attributable to common shareholders per common share outstanding	$0.28	$0.26	$0.56	$0.53

(a)	Included in “General and administrative expenses” in the condensed consolidated statements of operations and other comprehensive income.

(b)
Consists of the impact on earnings from net settlements and easement proceeds, which are included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations and other comprehensive income.

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
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities funded primarily through asset dispositions and capital markets transactions, including public offerings of our common stock and preferred stock and private and public offerings of senior unsecured notes. As of June 30, 2016, we had $35,430 of debt scheduled to mature through the end of 2016, comprised of $28,803 related to mortgages payable maturing in 2016 and $6,627 of principal amortization related to longer-dated maturities, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

The table below summarizes our consolidated indebtedness as of June 30, 2016:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a) (b)	$1,037,444	5.99%	Various	3.8 years

Unsecured notes payable:
Senior notes – 4.12% Series A due 2021	100,000	4.12%	June 30, 2021	5.0 years
Senior notes – 4.58% Series B due 2024	150,000	4.58%	June 30, 2024	8.0 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	8.7 years
Total unsecured notes payable (b)	500,000	4.20%		7.8 years

Unsecured credit facility:
Term loan – fixed rate (c)	250,000	1.97%	January 5, 2021	4.5 years
Term loan – variable rate (d)	200,000	1.91%	May 11, 2018 (d)	1.9 years
Revolving line of credit – variable rate (d)	305,000	1.81%	January 5, 2020 (d)	3.5 years
Total unsecured credit facility (b)	755,000	1.89%		3.4 years

Total consolidated indebtedness	$2,292,444	4.25%		4.6 years

(a)	Includes $7,803 of variable rate mortgage debt that has been swapped to a fixed rate as of June 30, 2016.

(b)
Fixed rate mortgages payable excludes mortgage premium of $1,651, discount of $(644) and capitalized loan fees of $(6,164), net of accumulated amortization, as of June 30, 2016. Unsecured notes payable excludes discount of $(1,030) and capitalized loan fees of $(3,152), net of accumulated amortization, as of June 30, 2016. Term loans exclude capitalized loan fees of $(2,995), net of accumulated amortization, as of June 30, 2016. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(c)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a weighted average fixed rate of 0.6677% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of June 30, 2016.

(d)
We have two one year extension options on the term loan due 2018 and two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% for the term loan and 0.075% of the commitment amount being extended for the revolving line of credit.

Mortgages Payable
During the six months ended June 30, 2016, we disposed of The Gateway through a lender-directed sale in full satisfaction of our $94,353 mortgage obligation, which had a fixed interest rate of 6.57%. Immediately prior to the disposition, the lender reduced our loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653. In addition, during the six months ended June 30, 2016, we repaid a $6,594 mortgage payable which had a fixed interest rate of 7.30%, made scheduled principal payments of $6,085 related to amortizing loans and assumed a mortgage payable with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031 in conjunction with the acquisition of The Shoppes at Union Hill.
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
As of June 30, 2016, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreement.
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
Our Unsecured Credit Facility has a $400,000 accordion option that allows us, at our election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) our ability to obtain additional lender commitments. We received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. As of June 30, 2016, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The fourth amended and restated unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the fourth amended and restated unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of June 30, 2016, management believes we were in compliance with the financial covenants and default provisions under the unsecured credit agreement.
As of June 30, 2016, we had letter(s) of credit outstanding totaling $143 which serve as collateral for certain capital improvements at one of our properties and reduce the available borrowings on our unsecured revolving line of credit.

Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of June 30, 2016 for the remainder of 2016, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of June 30, 2016. The table does not reflect the impact of any debt activity that occurred after June 30, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$35,430	$227,451	$11,647	$444,324	$4,334	$314,258	$1,037,444	$1,136,839
Unsecured credit facility – fixed rate term loan (b)	—	—	—	—	—	250,000	250,000	250,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000	512,134
Total fixed rate debt	35,430	227,451	11,647	444,324	4,334	1,064,258	1,787,444	1,898,973

Variable rate debt:
Unsecured credit facility	—	—	200,000	—	305,000	—	505,000	505,000
Total variable rate debt	—	—	200,000	—	305,000	—	505,000	505,000
Total debt (d)	$35,430	$227,451	$211,647	$444,324	$309,334	$1,064,258	$2,292,444	$2,403,973

Weighted average interest rate on debt:
Fixed rate debt	4.12%	5.08%	6.52%	7.49%	4.58%	3.83%	4.93%
Variable rate debt (e)	—	—	1.91%	—	1.81%	—	1.85%
Total	4.12%	5.08%	2.16%	7.49%	1.85%	3.83%	4.25%

(a)
Includes $7,803 of variable rate mortgage debt that has been swapped to a fixed rate as of June 30, 2016. Excludes mortgage premium of $1,651 and discount of $(644), net of accumulated amortization, as of June 30, 2016.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.6677% through December 31, 2017.

(c)	Excludes discount of $(1,030), net of accumulated amortization, as of June 30, 2016.

(d)
Total debt excludes capitalized loan fees of $(12,311), net of accumulated amortization, as of June 30, 2016 which are included as a reduction to the respective debt balances. The weighted average years to maturity of consolidated indebtedness was 4.6 years as of June 30, 2016. The $111,529 difference between total debt outstanding and its fair value is primarily attributable to a $63,923 difference related to our IW JV pool of mortgages. This pool matures in 2019, has an interest rate of 7.50% and an outstanding principal balance of $393,208 as of June 30, 2016.

(e)	Represents interest rates as of June 30, 2016.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the discretion of our board of directors. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, acquisitions of new properties, redevelopment opportunities and existing or future share repurchases, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods and (viii) the requirement contained in our Unsecured Credit Facility to distribute at least an amount necessary to maintain our qualification. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
In December 2015, we entered into a new at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. The 2015 ATM equity program supersedes our previous $200,000 ATM equity program which was in place from March 2013 through November 2015. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our Unsecured Credit Facility. We did not sell any shares under our ATM equity program during the six months ended June 30, 2016. As of June 30, 2016, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. As of June 30, 2016, we had not repurchased any shares under this program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements, including expansions and pad developments, at our operating properties in 2016 can be met with cash flows from operations and working capital.
As of June 30, 2016, we owned one development property, South Billings Center located in Billings, Montana, with a carrying value of $3,000 which was not under active development. We expect to begin demolition activities on the redevelopment at Reisterstown Road Plaza located in Baltimore, Maryland in the third quarter of 2016. We anticipate stabilization in 2017 and estimate that we will incur net costs of approximately $11,000 to $12,000 related to the redevelopment, of which $251 has been incurred as of June 30, 2016. We anticipate funding the redevelopment with cash flows from operations, working capital and proceeds from our unsecured revolving line of credit.
Dispositions
We continue to execute our long-term portfolio repositioning strategy of disposing of select non-target and single-user properties. The following table highlights our property dispositions during 2015 and the six months ended June 30, 2016:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2016 Dispositions (through June 30, 2016)	16	1,130,300	$159,464	$41,031	$94,353	(b)
2015 Dispositions	26	3,917,200	$516,444	$505,524	$25,724	(c)

(a)
Represents total consideration net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges. 2016 dispositions exclude proceeds of $40,356 which are temporarily restricted related to potential 1031 Exchanges. 2015 dispositions include the disposition of two development properties, one of which had been held in a consolidated joint venture.

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
In addition to the transactions presented in the preceding table, during the six months ended June 30, 2016, we sold an outparcel and the disposition proceeds of $2,549 from the outparcel sale are temporarily restricted related to a potential 1031 Exchange. During the year ended December 31, 2015, we received net proceeds of $300 from condemnation awards.

Acquisitions
We continue to execute our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2015 and the six months ended June 30, 2016:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2016 Acquisitions (through June 30, 2016) (a)	7	761,700	$278,837	$15,971
2015 Acquisitions (b)	11	1,179,800	$463,136	$—

(a)
2016 acquisitions include the purchase of the fee interest in our Ashland & Roosevelt multi-tenant retail operating property that was previously subject to a ground lease with a third party. The total number of properties in our portfolio was not affected by this transaction.

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

Summary of Cash Flows

	Six Months Ended June 30,
	2016	2015	Change
Cash provided by operating activities	$126,774	$142,991	$(16,217)
Cash used in investing activities	(249,099)	(233,546)	(15,553)
Cash provided by financing activities	100,689	62,964	37,725
Decrease in cash and cash equivalents	(21,636)	(27,591)	5,955
Cash and cash equivalents, at beginning of period	51,424	112,292
Cash and cash equivalents, at end of period	$29,788	$84,701
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, (iv) gain on extinguishment of debt, and (v) gain on extinguishment of other liabilities. Net cash provided by operating activities during the six months ended June 30, 2016 decreased $16,217 primarily due to the following:

•	a $5,427 increase in cash bonuses paid;

•	a $5,106 decrease in NOI (including a decrease in NOI from Other Investment Properties of $10,556, partially offset by an increase in Same Store NOI of $5,450);

•	a $1,981 increase in cash paid for leasing fees and inducements; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $9,997 reduction in cash paid for interest.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and to fund capital expenditures and tenant improvements, in addition to changes in restricted escrows. Net cash used in investing activities during the six months ended June 30, 2016 increased $15,553 primarily due to the following:

•	a $109,668 decrease in proceeds from the sales of investment properties; and

•	a $19,930 net change in restricted escrow activity;
partially offset by

•	a $120,139 decrease in cash paid to purchase investment properties.
We will continue to execute our investment strategy by pursuing targeted dispositions. The majority of the proceeds from disposition activity for the remainder of 2016 is expected to be used to acquire high quality, multi-tenant retail assets within our target markets, repay debt or potentially repurchase our common stock. In addition, tenant improvement costs associated with re-leasing vacant space may continue to be significant.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our Unsecured Credit Facility and the issuance of debt instruments, partially offset by distribution payments, repayments of our Unsecured Credit Facility, principal payments on mortgages payable and the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable. Net cash provided by financing activities during the six months ended June 30, 2016 increased $37,725 primarily due to the following:

•	a $165,867 decrease in principal payments on mortgages payable;

•	a $95,000 increase in net proceeds from our Unsecured Credit Facility; and

•	a $30,840 decrease in the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable during the six months ended June 30, 2015;
partially offset by

•	a $248,815 decrease in proceeds from the issuance of unsecured notes related to an underwritten public offering in 2015.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the six months ended June 30, 2016, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2015.
Critical Accounting Policies and Estimates
Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and unconsolidated joint ventures, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, derivative and hedging, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the six months ended June 30, 2016, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to June 30, 2016, we:

•
closed on the disposition of Broadway Shopping Center, a 190,300 square foot multi-tenant retail operating property located in Bangor, Maine, which was classified as held for sale as of June 30, 2016, for a sales price of $20,500 with an anticipated gain on sale of approximately $7,958;

•
closed on the disposition of Mid-Hudson Center, a 235,600 square foot multi-tenant retail operating property located in Poughkeepsie, New York, which was classified as held for sale as of June 30, 2016, for a sales price of $27,500 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges;

•
closed on the disposition of Rite Aid Store (Eckerd), Main St., a 10,900 square foot single-user retail property located in Buffalo, New York, for a sales price of $3,388 with an anticipated gain on sale of approximately $344; and

•
closed on the disposition of Rite Aid Store (Eckerd) – Lancaster, a 10,900 square foot single-user retail property located in Lancaster, New York, for a sales price of $3,425 with an anticipated gain on sale of approximately $625.

On July 28, 2016, we declared the cash dividend for the third quarter of 2016 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on September 30, 2016 to preferred shareholders of record at the close of business on September 20, 2016.
On July 28, 2016, we declared the distribution for the third quarter of 2016 of $0.165625 per share on our outstanding Class A common stock, which will be paid on October 7, 2016 to Class A common shareholders of record at the close of business on September 26, 2016.

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
As of June 30, 2016, we had $257,803 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of June 30, 2016 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability
Fixed rate portion of unsecured credit facility	$250,000	December 31, 2017	$544
Heritage Towne Crossing	7,803	September 30, 2016	21
	$257,803		$565
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of June 30, 2016 for the remainder of 2016, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $1,947.
The combined carrying amount of our mortgages payable, unsecured notes payable and Unsecured Credit Facility is approximately $123,863 lower than the fair value as of June 30, 2016.
We had $505,000 of variable rate debt, excluding $257,803 of variable rate debt that has been swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.85% as of June 30, 2016. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of June 30, 2016, interest expense would increase by approximately $5,050 on an annualized basis.
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
Based on management’s evaluation as of June 30, 2016, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended June 30, 2016 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
April 1, 2016 to April 30, 2016	3	$16.14	N/A	$250,000
May 1, 2016 to May 31, 2016	2	$17.00	N/A	$250,000
June 1, 2016 to June 30, 2016	21	$16.90	N/A	$250,000
Total	26	$16.82	N/A	$250,000

(a)
Represents the amount outstanding under our $250,000 common stock repurchase program, which has no scheduled expiration date. As of June 30, 2016, we had not repurchased any shares under our common stock repurchase program.

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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month Periods and Six-Month Periods Ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Equity for the Six-Month Periods Ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer
Date:	August 3, 2016

By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	August 3, 2016

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date:	August 3, 2016