Form 10-Q
period 2016-09-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2016-11-02
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of October 28, 2016:
Class A common stock:    237,374,540 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	September 30, 2016	December 31, 2015
Assets
Investment properties:
Land	$1,235,929	$1,254,131
Building and other improvements	4,333,989	4,428,554
Developments in progress	5,860	5,157
	5,575,778	5,687,842
Less accumulated depreciation	(1,460,799)	(1,433,195)
Net investment properties	4,114,979	4,254,647
Cash and cash equivalents	69,071	51,424
Accounts and notes receivable (net of allowances of $6,277 and $7,910, respectively)	79,943	82,804
Acquired lease intangible assets, net	137,310	138,766
Assets associated with investment properties held for sale	3,581	—
Other assets, net	108,117	93,610
Total assets	$4,513,001	$4,621,251

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,000,089	$1,123,136
Unsecured notes payable, net	595,479	495,576
Unsecured term loans, net	447,302	447,526
Unsecured revolving line of credit	—	100,000
Accounts payable and accrued expenses	67,141	69,800
Distributions payable	39,315	39,297
Acquired lease intangible liabilities, net	105,211	114,834
Liabilities associated with investment properties held for sale	36	—
Other liabilities	76,444	75,745
Total liabilities	2,331,017	2,465,914

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of September 30, 2016 and December 31, 2015; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 237,376 and 237,267 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	237	237
Additional paid-in capital	4,934,381	4,931,395
Accumulated distributions in excess of earnings	(2,752,743)	(2,776,215)
Accumulated other comprehensive income (loss)	104	(85)
Total equity	2,181,984	2,155,337
Total liabilities and equity	$4,513,001	$4,621,251

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$113,627	$116,715	$344,081	$355,525
Tenant recovery income	29,130	28,901	89,140	89,617
Other property income	1,769	5,339	7,170	9,898
Total revenues	144,526	150,955	440,391	455,040

Expenses
Operating expenses	20,285	22,741	63,438	71,589
Real estate taxes	19,937	20,961	60,966	61,957
Depreciation and amortization	56,763	52,871	163,602	163,345
Provision for impairment of investment properties	4,742	169	11,048	4,113
General and administrative expenses	11,110	10,939	33,289	35,949
Total expenses	112,837	107,681	332,343	336,953

Operating income	31,689	43,274	108,048	118,087

Gain on extinguishment of debt	—	—	13,653	—
Gain on extinguishment of other liabilities	—	—	6,978	—
Interest expense	(25,602)	(40,425)	(78,343)	(110,610)
Other income, net	22	479	449	1,398
Income from continuing operations	6,109	3,328	50,785	8,875
Gain on sales of investment properties	66,385	75,001	97,737	113,214
Net income	72,494	78,329	148,522	122,089
Preferred stock dividends	(2,362)	(2,362)	(7,087)	(7,087)
Net income attributable to common shareholders	$70,132	$75,967	$141,435	$115,002

Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.30	$0.32	$0.60	$0.49

Net income	$72,494	$78,329	$148,522	$122,089
Other comprehensive income:
Net unrealized gain on derivative instruments (Note 9)	666	155	189	157
Comprehensive income attributable to the Company	$73,160	$78,484	$148,711	$122,246

Weighted average number of common shares outstanding – basic	236,783	236,439	236,692	236,348

Weighted average number of common shares outstanding – diluted	237,108	236,553	236,983	236,400

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	5,400	$5	236,602	$237	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375
Net income	—	—	—	—	—	122,089	—	122,089	—	122,089
Other comprehensive income	—	—	—	—	—	—	157	157	—	157
Distributions declared to preferred shareholders ($1.3125 per share)	—	—	—	—	—	(7,087)	—	(7,087)	—	(7,087)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	(117,876)	—	(117,876)	—	(117,876)
Issuance of common stock, net of offering costs	—	—	—	—	(111)	—	—	(111)	—	(111)
Issuance of restricted shares	—	—	801	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(4)	—	8,225	—	—	8,225	—	8,225
Shares withheld for employee taxes	—	—	(112)	—	(1,723)	—	—	(1,723)	—	(1,723)
Balance as of September 30, 2015	5,400	$5	237,287	$237	$4,929,255	$(2,737,562)	$(380)	$2,191,555	$1,494	$2,193,049

Balance as of January 1, 2016	5,400	$5	237,267	$237	$4,931,395	$(2,776,215)	$(85)	$2,155,337	$—	$2,155,337
Cumulative effect of accounting change	—	—	—	—	17	(17)	—	—	—	—
Net income	—	—	—	—	—	148,522	—	148,522	—	148,522
Other comprehensive income	—	—	—	—	—	—	189	189	—	189
Distributions declared to preferred shareholders ($1.3125 per share)	—	—	—	—	—	(7,087)	—	(7,087)	—	(7,087)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	(117,946)	—	(117,946)	—	(117,946)
Issuance of common stock, net of offering costs	—	—	—	—	(100)	—	—	(100)	—	(100)
Issuance of restricted shares	—	—	269	—	—	—	—	—	—	—
Exercise of stock options	—	—	2	—	23	—	—	23	—	23
Stock-based compensation expense, net of forfeitures	—	—	(10)	—	5,296	—	—	5,296	—	5,296
Shares withheld for employee taxes	—	—	(152)	—	(2,250)	—	—	(2,250)	—	(2,250)
Balance as of September 30, 2016	5,400	$5	237,376	$237	$4,934,381	$(2,752,743)	$104	$2,181,984	$—	$2,181,984

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$148,522	$122,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,602	163,345
Provision for impairment of investment properties	11,048	4,113
Gain on sales of investment properties	(97,737)	(113,214)
Gain on extinguishment of debt	(13,653)	—
Gain on extinguishment of other liabilities	(6,978)	—
Amortization of loan fees and debt premium and discount, net	4,372	3,881
Amortization of stock-based compensation	5,296	8,225
Premium paid in connection with defeasance of mortgages payable	—	16,285
Payment of leasing fees and inducements	(7,730)	(6,151)
Changes in accounts receivable, net	(1,109)	6,820
Changes in accounts payable and accrued expenses, net	803	2,325
Changes in other operating assets and liabilities, net	(637)	2,930
Other, net	(791)	(1,572)
Net cash provided by operating activities	205,008	209,076

Cash flows from investing activities:
Changes in restricted escrows, net	(5,904)	21,268
Purchase of investment properties	(266,377)	(407,857)
Capital expenditures and tenant improvements	(43,207)	(35,565)
Proceeds from sales of investment properties	307,355	395,207
Investment in developments in progress	(315)	(1,019)
Other, net	194	(26)
Net cash used in investing activities	(8,254)	(27,992)

Cash flows from financing activities:
Proceeds from mortgages payable	—	967
Principal payments on mortgages payable	(45,244)	(346,164)
Proceeds from unsecured notes payable	100,000	248,815
Proceeds from unsecured credit facility	390,000	550,000
Repayments of unsecured credit facility	(490,000)	(420,000)
Payment of loan fees and deposits, net	(6,386)	(2,237)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	—	(81,547)
Distributions paid	(125,015)	(124,849)
Other, net	(2,462)	(1,823)
Net cash used in financing activities	(179,107)	(176,838)

Net increase in cash and cash equivalents	17,647	4,246
Cash and cash equivalents, at beginning of period	51,424	112,292
Cash and cash equivalents, at end of period	$69,071	$116,538
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$73,603	$86,054
Distributions payable	$39,315	$39,301
Accrued capital expenditures and tenant improvements	$7,740	$5,875
Accrued leasing fees and inducements	$913	$532
Amounts reclassified to developments in progress	$2,467	$—
Developments in progress placed in service	$—	$2,288
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$—	$81,547
Defeasance of mortgages payable	$—	$65,262

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(261,657)	$(400,484)
Accounts receivable, acquired lease intangibles and other assets	(25,049)	(41,450)
Accounts payable, acquired lease intangibles and other liabilities	5,013	34,077
Mortgages payable assumed, net	15,316	—
	$(266,377)	$(407,857)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$282,661	$279,559
Accounts receivable, acquired lease intangibles and other assets	15,306	6,583
Accounts payable, acquired lease intangibles and other liabilities	(9,149)	(4,181)
Deferred gain	1,500	32
Mortgage debt forgiven or assumed	(94,353)	—
Gain on extinguishment of debt	13,653	—
Gain on sales of investment properties	97,737	113,214
	$307,355	$395,207

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
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located shopping centers in the United States.
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
The Company’s property ownership as of September 30, 2016 is summarized below:

Wholly-owned
Retail operating properties (a)	174
Office properties	1
Total operating properties	175

Development and redevelopment properties	2

(a)	Excludes one wholly-owned operating property classified as held for sale as of September 30, 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2015 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2016.
Recently Adopted Accounting Pronouncements
Effective January 1, 2016, the Company adopted Accounting Standards Update (ASU) 2015-02, Consolidation, which revised the consolidation guidance for all entities. The new standard modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs. The adoption of this pronouncement under the modified retrospective method did not have any effect on the Company’s condensed consolidated financial statements as the Company did not have any VIEs as of January 1, 2016; however, during the nine months ended September 30, 2016, the Company had acquired three properties through consolidated VIEs and, accordingly, applied the revised consolidation guidance. See Note 3 to the condensed consolidated financial statements for further details.
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
Other Recently Issued Accounting Pronouncements
In May 2014 with subsequent updates issued in August 2015 and March, April and May 2016, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. This new standard is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and will replace existing revenue recognition standards. The sale of investment property and any non-lease components contained within lease agreements will be required to follow the new standard; however, lease components of lease contracts will be excluded from this standard. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
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
In February 2016, the FASB issued ASU 2016-02, Leases. This new standard is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. Upon adoption, the Company will recognize a lease liability and a right-of-use asset for operating leases where it is the lessee, such as ground leases and office and equipment leases. The Company will continue to evaluate the impact of this guidance until it becomes effective.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new standard is effective January 1, 2020, with early adoption permitted beginning January 1, 2019, and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. Generally, the pronouncement requires a modified retrospective method of adoption. The Company will continue to evaluate the impact of this guidance until it becomes effective.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new standard is effective January 1, 2018, with early adoption permitted, and adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment and debt extinguishment costs as financing outflows will impact the Company as these items are currently reflected as operating outflows. The pronouncement requires a retrospective transition method of adoption. The Company will continue to evaluate the impact of this guidance until it becomes effective.
(3) ACQUISITIONS
The Company closed on the following acquisitions during the nine months ended September 30, 2016:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade	Chicago	Multi-tenant retail	183,200	65,954
April 1, 2016	The Shoppes at Union Hill (b)	New York	Multi-tenant retail	91,700	63,060
April 29, 2016	Ashland & Roosevelt – Fee Interest (c)	Chicago	Ground lease interest	—	13,850
May 5, 2016	Tacoma South	Seattle	Multi-tenant retail	230,700	39,400
June 15, 2016	Eastside	Dallas	Multi-tenant retail	67,100	23,842
August 30, 2016	Woodinville Plaza – Anchor Space Improvements (d)	Seattle	Anchor space improvements (d)	—	4,500
				761,700	$283,337

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	In conjunction with the acquisition, the Company assumed mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031.

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

(d)
The Company acquired the anchor space improvements, which were previously subject to a ground lease with the Company, in an existing wholly-owned multi-tenant retail operating property located in Woodinville, Washington.

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
The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Nine Months Ended September 30,
	2016	2015
Land	$84,720	$146,107
Building and other improvements	176,937	254,377
Acquired lease intangible assets (a)	25,016	39,986
Acquired lease intangible liabilities (b)	(3,991)	(23,882)
Mortgages payable, net	(15,316)	—
Net assets acquired	$267,366	$416,588

(a)	The weighted average amortization period for acquired lease intangible assets is 6 years and 15 years for acquisitions completed during the nine months ended September 30, 2016 and 2015, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is 11 years and 21 years for acquisitions completed during the nine months ended September 30, 2016 and 2015, respectively.

The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. Transaction costs totaling $913 and $1,297 for the nine months ended September 30, 2016 and 2015, respectively, were expensed as incurred and are included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income.
Included in the Company’s condensed consolidated statements of operations and other comprehensive income from the properties acquired that were accounted for as business combinations are $36,210 and $41,169 in total revenues and $7,760 and $7,575 in net income attributable to common shareholders from the date of acquisition through September 30, 2016 and 2015, respectively. These amounts do not include the total revenue and net income attributable to common shareholders from the 2016 acquisitions of the anchor space improvements in Woodinville Plaza and the fee interest in Ashland & Roosevelt and the 2015 acquisition of a parcel at Lake Worth Towne Crossing as they have been accounted for as asset acquisitions.
Condensed Pro Forma Financial Information
The results of operations for the acquisitions accounted for as business combinations that were completed during the period, or after such period through the financial statement issuance date, for which financial information was available, are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. The following unaudited condensed pro forma financial information is presented as if the 2016 acquisitions were completed as of January 1, 2015 and as if the 2015 acquisitions completed through the date the September 30,

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2015 financial statements were issued, were completed as of January 1, 2014. The results of operations associated with the 2016 acquisitions of the anchor space improvements in Woodinville Plaza and the fee interest in Ashland & Roosevelt and the 2015 acquisition of a parcel at Lake Worth Towne Crossing have not been adjusted in the pro forma presentation as they have been accounted for as asset acquisitions. The results of operations associated with the 2015 acquisitions of the outparcels at Southlake Town Square on July 31, 2015 and Royal Oaks Village II on October 27, 2015 have not been adjusted in the pro forma presentation due to a lack of historical financial information. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$144,526	$156,158	$444,622	$473,387
Net income	$72,494	$77,232	$147,421	$118,753
Net income attributable to common shareholders	$70,132	$74,870	$140,334	$111,666
Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.30	$0.32	$0.59	$0.47
Weighted average number of common shares outstanding – basic	236,783	236,439	236,692	236,348
Variable Interest Entities
During the nine months ended September 30, 2016, the Company entered into agreements with a qualified intermediary related to Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges). The Company loaned $65,419, $39,215 and $23,522 to the VIEs to acquire Oak Brook Promenade, Tacoma South and Eastside, respectively. Each 1031 Exchange was completed during the three months ended September 30, 2016 and, in accordance with applicable provisions of the Code, within 180 days after the acquisition date of the property that is the subject of such 1031 Exchange. At the completion of the 1031 Exchanges, the sole membership interests of the VIEs were assigned to the Company and the respective outstanding loans were extinguished, resulting in the entities being wholly owned by the Company and no longer considered VIEs.
Prior to the completion of the 1031 Exchanges, the Company was deemed to be the primary beneficiary of the VIEs as it had the ability to direct the activities of the VIEs that most significantly impacted their economic performance and had all of the risks and rewards of ownership. Accordingly, the Company consolidated the VIEs. No value or income was attributed to the noncontrolling interests. The assets of the VIEs consisted of the investment properties which were operated by the Company.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4) DISPOSITIONS
The Company closed on the following dispositions during the nine months ended September 30, 2016:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 1, 2016	The Gateway (b)	Multi-tenant retail	623,200	$75,000	$(795)	$3,868
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500	17,210	4,253
March 30, 2016	Six Property Portfolio (c)	Single-user retail	230,400	35,413	34,986	13,618
April 20, 2016	CVS Pharmacy – Oklahoma City	Single-user retail	10,900	4,676	4,608	1,764
June 2, 2016	Rite Aid Store (Eckerd) – Canandaigua & Tim Horton Donut Shop (d)	Single-user retail	16,600	5,400	5,333	1,444
June 15, 2016	Academy Sports – Midland (e)	Single-user retail	61,200	5,541	5,399	2,220
June 23, 2016	Four Rite Aid Portfolio (f)	Single-user retail	45,400	15,934	14,646	2,287
July 8, 2016	Broadway Shopping Center	Multi-tenant retail	190,300	20,500	20,103	7,958
July 21, 2016	Mid-Hudson Center	Multi-tenant retail	235,600	27,500	25,615	—
July 27, 2016	Rite Aid Store (Eckerd), Main St. – Buffalo	Single-user retail	10,900	3,388	3,296	344
July 29, 2016	Rite Aid Store (Eckerd) – Lancaster	Single-user retail	10,900	3,425	3,349	625
August 4, 2016	Alison’s Corner	Multi-tenant retail	55,100	7,850	7,559	3,334
August 5, 2016	Rite Aid Store (Eckerd) – Lake Ave.	Single-user retail	13,200	5,400	5,334	907
August 12, 2016	Maple Tree Place	Multi-tenant retail	489,000	90,000	87,047	15,566
August 12, 2016	CVS Pharmacy – Burleson	Single-user retail	10,900	4,190	4,102	1,425
August 18, 2016	Mitchell Ranch Plaza	Multi-tenant retail	199,600	55,625	54,305	33,612
August 22, 2016	Rite Aid Store (Eckerd), E. Main St. – Batavia	Single-user retail	13,800	5,050	4,924	1,249
September 9, 2016	Rite Aid Store (Eckerd) – Lockport	Single-user retail	13,800	4,690	4,415	753
September 9, 2016	Rite Aid Store (Eckerd), Ferry St. – Buffalo	Single-user retail	10,900	3,600	3,370	612
			2,384,300	$390,682	$304,806	$95,839

(a)	Aggregate proceeds are net of transaction costs.

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

(c)
Portfolio consists of the following properties: (i) Academy Sports – Houma, (ii) Academy Sports – Port Arthur, (iii) Academy Sports – San Antonio, (iv) CVS Pharmacy – Moore, (v) CVS Pharmacy – Saginaw and (vi) Rite Aid Store (Eckerd) – Olean. At the closing of the disposition, proceeds of $34,973 were temporarily restricted related to potential 1031 Exchanges. During the three months ended September 30, 2016, the related 1031 Exchanges closed and the proceeds were released to the Company.

(d)	The terms of the disposition of Rite Aid Store (Eckerd) – Canandaigua and Tim Horton Donut Shop were negotiated as a single transaction.

(e)
At the closing of the disposition, proceeds of $5,383 were temporarily restricted related to a potential 1031 Exchange. During the three months ended September 30, 2016, the related 1031 Exchange closed and the proceeds were released to the Company.

(f)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Cheektowaga, (ii) Rite Aid Store (Eckerd), W. Main St. – Batavia, (iii) Rite Aid Store (Eckerd), Union Rd. and (iv) Rite Aid Store (Eckerd) – Greece.

During the nine months ended September 30, 2016, the Company also disposed of an outparcel for consideration of $2,639 and recorded a gain of $1,898 from the transaction. At the closing of the disposition, proceeds of $2,549 were temporarily restricted related to a potential 1031 Exchange. During the three months ended September 30, 2016, the related 1031 Exchange closed and the proceeds were released to the Company. The aggregate proceeds, net of closing costs, from the property dispositions and this additional transaction totaled $307,355 with aggregate gains of $97,737.

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
None of the dispositions completed during the nine months ended September 30, 2016 and 2015 qualified for discontinued operations treatment.
As of September 30, 2016, the Company had entered into a contract to sell Walgreens – Northwoods, a 16,300 square foot single-user retail property located in Northwoods, Missouri. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended September 30, 2016, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with this property are separately classified as held for sale in the condensed consolidated balance sheet as of September 30, 2016. No properties qualified for held for sale accounting treatment as of December 31, 2015.
The following table presents the assets and liabilities associated with the investment property classified as held for sale:

September 30, 2016
Assets
Land, building and other improvements	$5,524
Accumulated depreciation	(2,042)
Net investment properties	3,482
Other assets	99
Assets associated with investment properties held for sale	$3,581

Liabilities
Other liabilities	$36
Liabilities associated with investment properties held for sale	$36

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table summarizes the Company’s unvested restricted shares as of and for the nine months ended September 30, 2016:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2016	788	$15.52
Shares granted (a)	269	$14.74
Shares vested	(460)	$15.48
Shares forfeited (b)	(10)	$14.70
Balance as of September 30, 2016 (c)	587	$15.21

(a)	Shares granted vest over periods ranging from 0.4 years to 3.9 years in accordance with the terms of applicable award agreements.

(b)	Effective January 1, 2016, the Company made an accounting policy election to account for forfeitures when they occur.

(c)	As of September 30, 2016, total unrecognized compensation expense related to unvested restricted shares was $4,120, which is expected to be amortized over a weighted average term of 1.4 years.
In addition, during the nine months ended September 30, 2016, performance restricted stock units (RSUs) were granted to the Company’s executives. In 2019, following the performance period which concludes on December 31, 2018, one-third of the RSUs will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved and the executive remains employed during the performance period, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return as compared to that of the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index for 2016 through 2018. If an executive terminates employment during the performance period by reason of a qualified termination, as defined in the agreement, only a prorated portion of his or her outstanding RSUs will be eligible for conversion based upon the period in which the executive was employed during the performance period. If an executive terminates for any reason other than a qualified termination during the performance period, he or she would forfeit his or her outstanding RSUs. In 2019, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid during the performance period on the shares of common stock and restricted shares issued at the end of the performance period divided by the then-current market price of the Company’s common stock. The Company calculated the grant date fair value per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period. Assumptions as of the grant dates included a weighted average risk-free interest rate of 0.89%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 4.59%.
The following table summarizes the Company’s unvested RSUs as of and for the nine months ended September 30, 2016:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2016	174	$14.20
RSUs granted	246	$13.85
RSUs ineligible for conversion	(29)	$13.56
RSUs eligible for future conversion as of September 30, 2016 (a)	391	$14.02

(a)	As of September 30, 2016, total unrecognized compensation expense related to unvested RSUs was $3,861, which is expected to be amortized over a weighted average term of 2.7 years.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended September 30, 2016 and 2015, the Company recorded compensation expense of $1,594 and $2,099, respectively, related to unvested restricted shares and RSUs. During the nine months ended September 30, 2016 and 2015, the Company recorded compensation expense of $5,296 and $8,225, respectively, related to unvested restricted shares and RSUs. Included within the compensation expense recorded during the nine months ended September 30, 2015 is compensation expense of $1,680 related to the accelerated vesting of 134 restricted shares in conjunction with the departure of the Company’s former Chief Financial Officer and Treasurer. The total fair value of restricted shares vested during the nine months ended September 30, 2016 was $6,830.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. During the three months ended September 30, 2016, options to purchase two shares were exercised and options to purchase 10 shares were forfeited. As of September 30, 2016, options to purchase 41 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2016 or 2015 and did not record any compensation expense related to stock options during the nine months ended September 30, 2016 and 2015.
(6) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	September 30, 2016			December 31, 2015
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance		Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,004,879	6.06%	3.7	$1,128,505	(b)	6.08%	3.9
Premium, net of accumulated amortization	1,544			1,865
Discount, net of accumulated amortization	(633)			(1)
Capitalized loan fees, net of accumulated amortization	(5,701)			(7,233)
Mortgages payable, net	$1,000,089			$1,123,136

(a)	The fixed rate mortgages had interest rates ranging from 3.50% to 8.00% and 3.35% to 8.00% as of September 30, 2016 and December 31, 2015, respectively.

(b)	Includes $7,910 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2015.
During the nine months ended September 30, 2016, the Company disposed of The Gateway through a lender-directed sale in full satisfaction of its $94,353 mortgage obligation, which had a fixed interest rate of 6.57%. Immediately prior to the disposition, the lender reduced the Company’s loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653. In addition, during the nine months ended September 30, 2016, the Company repaid mortgages payable in the total amount of $35,344 which had a weighted average fixed interest rate of 4.34% and made scheduled principal payments of $9,900 related to amortizing loans. One of the mortgages repaid, with a principal balance of $7,750 at maturity, had been swapped to a fixed rate and the Company had guaranteed a portion of the outstanding balance. Upon repayment of the mortgage on its scheduled maturity date, the interest rate swap expired and the Company’s guarantee was extinguished. The Company also assumed a mortgage payable with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031 in conjunction with the acquisition of The Shoppes at Union Hill.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for its mortgages payable. At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of September 30, 2016, the Company had a pool of mortgages with a principal balance of $391,436 that was cross-collateralized by the 48 properties in its IW JV 2009, LLC portfolio.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of September 30, 2016 for the remainder of 2016, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after September 30, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,865	$227,451	$11,647	$444,324	$4,334	$314,258	$1,004,879
Unsecured credit facility – fixed rate term loan (b)	—	—	—	—	—	250,000	250,000
Unsecured notes payable (c)	—	—	—	—	—	600,000	600,000
Total fixed rate debt	2,865	227,451	11,647	444,324	4,334	1,164,258	1,854,879

Variable rate debt:
Unsecured credit facility – variable rate term loan	—	—	200,000	—	—	—	200,000
Total variable rate debt	—	—	200,000	—	—	—	200,000
Total debt (d)	$2,865	$227,451	$211,647	$444,324	$4,334	$1,164,258	$2,054,879

Weighted average interest rate on debt:
Fixed rate debt	7.18%	5.08%	6.52%	7.49%	4.58%	3.85%	4.90%
Variable rate debt (e)	—	—	1.97%	—	—	—	1.97%
Total	7.18%	5.08%	2.22%	7.49%	4.58%	3.85%	4.61%

(a)	Excludes mortgage premium of $1,544 and discount of $(633), net of accumulated amortization, as of September 30, 2016.

(b)
$250,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.6677% through December 31, 2017.

(c)
Excludes discount of $(1,001), net of accumulated amortization, as of September 30, 2016 and $100,000 of 12-year 4.24% senior unsecured notes which the Company expects to issue on December 28, 2016 pursuant to a note purchase agreement it entered into with certain institutional investors on September 30, 2016.

(d)
Total debt excludes capitalized loan fees of $(11,919), net of accumulated amortization, as of September 30, 2016 which are included as a reduction to the respective debt balances. The weighted average years to maturity of consolidated indebtedness was 4.8 years as of September 30, 2016.

(e)	Represents interest rates as of September 30, 2016.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		September 30, 2016			December 31, 2015
Unsecured Notes Payable	Maturity Date	Principal Balance		Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000		4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000		4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000		4.00%	250,000	4.00%
Senior notes – 4.08% due 2026 (a)	September 30, 2026	100,000	(a)	4.08%	—	—%
		600,000		4.18%	500,000	4.20%
Discount, net of accumulated amortization		(1,001)			(1,090)
Capitalized loan fees, net of accumulated amortization		(3,520)			(3,334)
	Total	$595,479			$495,576

(a)
On September 30, 2016, the Company issued $100,000 of 10-year 4.08% senior unsecured notes (Notes Due 2026) in a private placement transaction pursuant to a note purchase agreement it entered into with certain institutional investors on September 30, 2016. The proceeds were used to pay down the Company’s unsecured revolving line of credit and for general corporate purposes. Pursuant to the same note purchase agreement, the Company also expects to issue $100,000 of 12-year 4.24% senior unsecured notes on December 28, 2016.

The indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (4.00% Notes Due 2025) (the Indenture) contains customary covenants and events of default. Pursuant to the terms of the Indenture, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
The note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (collectively, Notes Due 2021 and 2024) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, some of which are based upon the financial covenants in effect in the Company’s primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
The note purchase agreement governing the 4.08% senior unsecured notes due 2026 and that will govern the 4.24% senior unsecured notes due 2028 (collectively, Notes Due 2026 and 2028) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) a fixed charge coverage ratio (as set forth in the Company’s unsecured credit facility); and (iv) an unencumbered interest coverage ratio (as set forth in the Company’s unsecured credit facility and the note purchase agreement governing the Notes Due 2021 and 2024).
As of September 30, 2016, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.
(8) UNSECURED CREDIT FACILITY
On January 6, 2016, the Company entered into its fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000. The Company’s unsecured credit facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan (collectively, the Company’s Unsecured Credit Facility) and is priced on a leverage grid at a rate of LIBOR plus a credit spread. The Company received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. As of September 30, 2016, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.

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
The following table summarizes the Company’s Unsecured Credit Facility:

	September 30, 2016		December 31, 2015
Unsecured Credit Facility	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
$250,000 unsecured term loan – fixed rate (a)	$250,000	1.97%	$—	—%
$200,000 unsecured term loan – variable rate	200,000	1.97%	—	—%
$450,000 unsecured term loan – fixed rate portion (b)	—	—%	300,000	1.99%
$450,000 unsecured term loan – variable rate portion	—	—%	150,000	1.88%
Subtotal	450,000		450,000
Capitalized loan fees, net of accumulated amortization	(2,698)		(2,474)
Term loans, net	447,302		447,526
Revolving line of credit – variable rate (c)	—	1.87%	100,000	1.93%
Total unsecured credit facility, net	$447,302	1.97%	$547,526	1.95%

(a)
As of September 30, 2016, $250,000 of LIBOR-based variable rate debt has been swapped to a weighted average fixed rate of 0.6677% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of September 30, 2016.

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
The fourth amended and restated unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the fourth amended and restated unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2016, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $34 will be reclassified as a decrease to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
During the nine months ended September 30, 2016, the Company entered into the following two interest rate swaps which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Termination Date
March 1, 2016	$100,000	0.6591%	December 31, 2017
May 16, 2016	$150,000	0.6735%	December 31, 2017
The Company previously had a $300,000 interest rate swap that matured on February 24, 2016. In addition, during the nine months ended September 30, 2016, the Company repaid a $7,750 variable rate mortgage payable that had been swapped to a fixed rate. Upon repayment of the mortgage on its scheduled maturity date, the interest rate swap expired. As of December 31, 2015, the outstanding principal balance of this variable rate mortgage was $7,910.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Interest rate swaps	2	2	$250,000	$307,910
The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets, net	$138	N/A	$—
Interest rate swaps	N/A	$—	Other liabilities	$85
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income:

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
2016	$(534)	$153	Interest expense	$132	$342	Other income, net	$(38)	$(35)
2015	$109	$691	Interest expense	$264	$848	Other income, net	$(4)	$(25)
(10) EQUITY
In December 2015, the Company entered into a new at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. The 2015 ATM equity program supersedes the Company’s previous $200,000 ATM equity program which was in place from March 2013 through

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

November 2015. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s Unsecured Credit Facility. The Company did not sell any shares under its ATM equity programs during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. As of September 30, 2016, the Company had not repurchased any shares under this program.
(11) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Numerator:
Income from continuing operations	$6,109		$3,328		$50,785		$8,875
Gain on sales of investment properties	66,385		75,001		97,737		113,214
Preferred stock dividends	(2,362)		(2,362)		(7,087)		(7,087)
Net income attributable to common shareholders	70,132		75,967		141,435		115,002
Distributions paid on unvested restricted shares	(108)		(130)		(348)		(340)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$70,024		$75,837		$141,087		$114,662

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	236,783	(a)	236,439	(b)	236,692	(a)	236,348	(b)
Effect of dilutive securities:
Stock options	2	(c)	2	(c)	2	(c)	2	(c)
RSUs	323	(d)	112	(e)	289	(d)	50	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	237,108		236,553		236,983		236,400

(a)
Excludes 587 shares of unvested restricted common stock as of September 30, 2016, which equate to 596 and 657 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2016. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 848 shares of unvested restricted common stock as of September 30, 2015, which equate to 818 and 760 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2015. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 41 and 53 shares of common stock as of September 30, 2016 and 2015, respectively, at a weighted average exercise price of $19.33 and $19.39, respectively. Of these totals, outstanding options to purchase 35 and 45 shares of common stock as of September 30, 2016 and 2015, respectively, at a weighted average exercise price of $20.63 and $20.74, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(d)
There were 391 RSUs eligible for future conversion following the performance periods as of September 30, 2016 (see Note 5 to the condensed consolidated financial statements), which equate to 391 and 360 RSUs on a weighted average basis for the three and nine months ended September 30, 2016, respectively. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming the end of the reporting period was the end of the contingency periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(e)
There were 180 RSUs eligible for future conversion following the performance period as of September 30, 2015, which equate to 168 and 76 RSUs on a weighted average basis for the three and nine months ended September 30, 2015, respectively. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would have been outstanding during the period, if any, assuming September 30, 2015 was the end of the contingency period.

(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of September 30, 2016 and 2015, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Number of properties for which indicators of impairment were identified	5	3	(a)
Less: number of properties for which an impairment charge was recorded	1	—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	1	—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	3	3

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties	14%	39%

(a)	Includes two properties which have subsequently been sold as of September 30, 2016.
The Company recorded the following investment property impairment charges during the nine months ended September 30, 2016:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
South Billings Center (a)	Development	March 31, 2016	—	$2,164
Mid-Hudson Center (b)	Multi-tenant retail	June 30, 2016	235,600	4,142
Saucon Valley Square (c)	Multi-tenant retail	September 30, 2016	80,700	4,742
				$11,048
	Estimated fair value of impaired properties as of impairment date			$37,100

(a)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract, which was subsequently terminated. The property was not under active development as of September 30, 2016.

(b)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of June 30, 2016 and was sold on July 21, 2016.

(c)	The Company recorded an impairment charge driven by a change in the estimated holding period for the property.
The Company recorded the following investment property impairment charges during the nine months ended September 30, 2015:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Massillon Commons (a)	Multi-tenant retail	June 4, 2015	245,900	$2,289
Traveler’s Office Building (b)	Single-user office	June 30, 2015	50,800	1,655
Shaw’s Supermarket (a)	Single-user retail	August 6, 2015	65,700	169
				$4,113
	Estimated fair value of impaired properties as of impairment date			$20,970

(a)	The Company recorded impairment charges based upon the terms and conditions of an executed sales contract for the respective properties, which were sold during 2015.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of June 30, 2015 and was sold on July 30, 2015.

The Company can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(13) FAIR VALUE MEASUREMENTS
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$138	$138	$—	$—
Financial liabilities:
Mortgages payable, net	$1,000,089	$1,094,472	$1,123,136	$1,213,620
Unsecured notes payable, net	$595,479	$617,473	$495,576	$486,701
Unsecured term loans, net	$447,302	$450,000	$447,526	$450,000
Unsecured revolving line of credit	$—	$—	$100,000	$100,000
Derivative liability	$—	$—	$85	$85
The carrying value of the derivative asset is included in “Other assets, net” and the carrying value of the derivative liability is included in “Other liabilities” in the accompanying condensed consolidated balance sheets.
Recurring Fair Value Measurements
The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2016
Derivative asset	$—	$138	$—	$138

December 31, 2015
Derivative liability	$—	$85	$—	$85
Derivatives:  The fair value of the derivative asset and derivative liability are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2016 aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the nine months ended September 30, 2016, except for those properties sold prior to September 30, 2016. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2		Level 3		Total	Provision for Impairment (a)
September 30, 2016
Investment properties	$—	$3,000	(b)	$6,600	(c)	$9,600	$6,906

(a)	Excludes impairment charges recorded on investment properties sold prior to September 30, 2016.

(b)
Represents the fair value of the Company’s South Billings Center development property, which was not under active development during the nine months ended September 30, 2016. The estimated fair value of South Billings Center was based upon the expected sales price from the executed sales contract, which was subsequently terminated, and determined to be a Level 2 input.

(c)
Represents the fair value of the Company’s Saucon Valley Square investment property. The estimated fair value of Saucon Valley Square was determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates, growth assumptions and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant inputs to this valuation. The following are the key Level 3 inputs used in estimating the fair value of Saucon Valley Square as of September 30, 2016, the date the asset was measured at fair value:

Saucon Valley Square
Rental growth rates	Varies (i)
Operating expense growth rate	3.10%
Discount rate	9.35%
Terminal capitalization rate	8.35%

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

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2016
Mortgages payable, net	$—	$—	$1,094,472	$1,094,472
Unsecured notes payable, net	$249,908	$—	$367,565	$617,473
Unsecured term loans, net	$—	$—	$450,000	$450,000

December 31, 2015
Mortgages payable, net	$—	$—	$1,213,620	$1,213,620
Unsecured notes payable, net	$239,482	$—	$247,219	$486,701
Unsecured term loans, net	$—	$—	$450,000	$450,000
Unsecured revolving line of credit	$—	$—	$100,000	$100,000

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.5% to 3.8% and 2.2% to 6.0% as of September 30, 2016 and December 31, 2015, respectively.
Unsecured notes payable, net: The quoted market price as of September 30, 2016 was used to value the Company’s 4.00% Notes Due 2025. The Company estimates the fair value of its Notes Due 2021 and 2024 and Notes Due 2026 by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used were 3.61% and 4.64% as of September 30, 2016 and December 31, 2015, respectively.
Unsecured term loans, net:  The Company estimates the fair value of its unsecured term loans, net by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used to discount the credit spreads were 1.37% and 1.30% as of September 30, 2016 and December 31, 2015, respectively.
Unsecured revolving line of credit:  The Company estimates the fair value of its unsecured revolving line of credit by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturity. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rate used to discount the credit spread was 1.35% as of December 31, 2015. There were no amounts drawn on the unsecured revolving line of credit as of September 30, 2016.
There were no transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2016.
(14) COMMITMENTS AND CONTINGENCIES
As of September 30, 2016, the Company had letter(s) of credit outstanding totaling $143 which serve as collateral for certain capital improvements at one of its properties and reduce the available borrowings on its unsecured revolving line of credit.
As of September 30, 2016, the Company had one active redevelopment at Reisterstown Road Plaza located in Baltimore, Maryland. The Company estimates that it will incur net costs of approximately $11,000 to $12,000 related to the redevelopment, of which $610 has been incurred as of September 30, 2016.
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
(16) SUBSEQUENT EVENTS
On October 24, 2016, the Company’s board of directors (Board) increased the number of directors comprising the Board from eight to nine and appointed Robert G. Gifford as a Director of the Company, effective immediately, to serve until the Company’s 2017 annual meeting of stockholders.
On October 25, 2016, the Company declared the cash dividend for the fourth quarter of 2016 for its 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on December 30, 2016 to preferred shareholders of record at the close of business on December 20, 2016.
On October 25, 2016, the Company declared the distribution for the fourth quarter of 2016 of $0.165625 per share on its outstanding Class A common stock, which will be paid on January 10, 2017 to Class A common shareholders of record at the close of business on December 22, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates,” “continue” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in the state of Texas and in other markets where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

•	real estate valuations;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions and dispositions, including our ability to identify and pursue acquisition and disposition opportunities;

•
risks generally associated with redevelopment, including the impact of construction delays and cost overruns, our ability to lease redeveloped space and our ability to identify and pursue redevelopment opportunities;

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of September 30, 2016, we owned 174 retail operating properties representing 26,515,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) power centers, (ii) neighborhood and community centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of September 30, 2016:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	52	11,872	94.5%	96.5%
Neighborhood and community centers	83	10,251	91.5%	94.0%
Lifestyle centers and mixed-use properties	14	3,645	88.1%	88.7%
Total multi-tenant retail	149	25,768	92.4%	94.4%
Single-user retail	25	747	100.0%	100.0%
Total retail operating portfolio	174	26,515	92.6%	94.5%
Office	1	895	100.0%	100.0%
Total operating portfolio (b)	175	27,410	92.9%	94.7%

(a)	Includes leases signed but not commenced.

(b)	Excludes one single-user retail operating property classified as held for sale as of September 30, 2016.
In addition to our operating portfolio, we owned one development property, which was not under active development, and one property where we have begun redevelopment as of September 30, 2016.

Company Highlights — Nine Months Ended September 30, 2016
Acquisitions
During the nine months ended September 30, 2016, we continued to execute our investment strategy by acquiring six multi-tenant retail operating properties, the fee interest in an existing wholly-owned multi-tenant retail operating property and the anchor space improvements in an existing wholly-owned multi-tenant retail operating property for a total purchase price of $283,337.
The following table summarizes our acquisitions during the nine months ended September 30, 2016:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade	Chicago	Multi-tenant retail	183,200	65,954
April 1, 2016	The Shoppes at Union Hill (b)	New York	Multi-tenant retail	91,700	63,060
April 29, 2016	Ashland & Roosevelt – Fee Interest (c)	Chicago	Ground lease interest	—	13,850
May 5, 2016	Tacoma South	Seattle	Multi-tenant retail	230,700	39,400
June 15, 2016	Eastside	Dallas	Multi-tenant retail	67,100	23,842
August 30, 2016	Woodinville Plaza – Anchor Space Improvements (d)	Seattle	Anchor space improvements (d)	—	4,500
				761,700	$283,337

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	In conjunction with the acquisition, we assumed mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031.

(c)
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

(d)
We acquired the anchor space improvements, which were previously subject to a ground lease with us, in an existing wholly-owned multi-tenant retail operating property located in Woodinville, Washington.

In total for 2016, we expect to acquire approximately $400,000 to $450,000 of strategic acquisitions in our target markets, some of which have been, and some of which may be, structured as Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges).
Dispositions
During the nine months ended September 30, 2016, we continued to pursue targeted dispositions of select non-target and single-user properties. Consideration from dispositions totaled $390,682 and included the sales of seven multi-tenant retail operating properties aggregating 1,935,400 square feet for total consideration of $293,975 and 21 single-user retail properties aggregating 448,900 square feet for total consideration of $96,707.

The following table summarizes our dispositions during the nine months ended September 30, 2016:

Date	Property Name	Property Type	Square Footage	Consideration
February 1, 2016	The Gateway (a)	Multi-tenant retail	623,200	$75,000
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500
March 30, 2016	Six Property Portfolio (b)	Single-user retail	230,400	35,413
April 20, 2016	CVS Pharmacy – Oklahoma City	Single-user retail	10,900	4,676
June 2, 2016	Rite Aid Store (Eckerd) – Canandaigua & Tim Horton Donut Shop (c)	Single-user retail	16,600	5,400
June 15, 2016	Academy Sports – Midland (d)	Single-user retail	61,200	5,541
June 23, 2016	Four Rite Aid Portfolio (e)	Single-user retail	45,400	15,934
July 8, 2016	Broadway Shopping Center	Multi-tenant retail	190,300	20,500
July 21, 2016	Mid-Hudson Center	Multi-tenant retail	235,600	27,500
July 27, 2016	Rite Aid Store (Eckerd), Main St. – Buffalo	Single-user retail	10,900	3,388
July 29, 2016	Rite Aid Store (Eckerd) – Lancaster	Single-user retail	10,900	3,425
August 4, 2016	Alison’s Corner	Multi-tenant retail	55,100	7,850
August 5, 2016	Rite Aid Store (Eckerd) – Lake Ave.	Single-user retail	13,200	5,400
August 12, 2016	Maple Tree Place	Multi-tenant retail	489,000	90,000
August 12, 2016	CVS Pharmacy – Burleson	Single-user retail	10,900	4,190
August 18, 2016	Mitchell Ranch Plaza	Multi-tenant retail	199,600	55,625
August 22, 2016	Rite Aid Store (Eckerd), E. Main St. – Batavia	Single-user retail	13,800	5,050
September 9, 2016	Rite Aid Store (Eckerd) – Lockport	Single-user retail	13,800	4,690
September 9, 2016	Rite Aid Store (Eckerd), Ferry St. – Buffalo	Single-user retail	10,900	3,600
			2,384,300	$390,682

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

(b)
Portfolio consists of the following properties: (i) Academy Sports – Houma, (ii) Academy Sports – Port Arthur, (iii) Academy Sports – San Antonio, (iv) CVS Pharmacy – Moore, (v) CVS Pharmacy – Saginaw and (vi) Rite Aid Store (Eckerd) – Olean. At the closing of the disposition, proceeds of $34,973 were temporarily restricted related to potential 1031 Exchanges. During the three months ended September 30, 2016, the related 1031 Exchanges closed and the proceeds were released to us.

(c)	The terms of the disposition of Rite Aid Store (Eckerd) – Canandaigua and Tim Horton Donut Shop were negotiated as a single transaction.

(d)
At the closing of the disposition, proceeds of $5,383 were temporarily restricted related to a potential 1031 Exchange. During the three months ended September 30, 2016, the related 1031 Exchange closed and the proceeds were released to us.

(e)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Cheektowaga, (ii) Rite Aid Store (Eckerd) – W. Main St., Batavia, (iii) Rite Aid Store (Eckerd) – Union Rd., West Seneca and (iv) Rite Aid Store (Eckerd) – Greece.

During the nine months ended September 30, 2016, we also disposed of an outparcel for consideration of $2,639. At the closing of the disposition, proceeds of $2,549 were temporarily restricted related to a potential 1031 Exchange. During the three months ended September 30, 2016, the related 1031 Exchange closed and the proceeds were released to us.
In total for 2016, we continue to expect targeted dispositions to be approximately $600,000 to $700,000, some of which have been, and some of which may be, structured as 1031 Exchanges.

Market Summary
As a result of our capital recycling efforts over the past several years, we increased the amount of annualized base rent (ABR) in our target markets to 64.6% of our total multi-tenant retail ABR. The following table summarizes our operating portfolio by market as of September 30, 2016:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Target Markets
Dallas, Texas	20	$81,261	20.3%	$21.55	4,094	15.9%	92.1%	93.5%
Washington, D.C. / Baltimore, Maryland	13	43,404	10.8%	21.04	2,388	9.3%	86.4%	86.7%
New York, New York	8	33,864	8.4%	27.74	1,260	4.9%	96.9%	98.0%
Chicago, Illinois	6	19,988	5.0%	19.87	1,076	4.2%	93.5%	94.5%
Seattle, Washington	8	19,352	4.8%	14.23	1,473	5.7%	92.3%	94.5%
Atlanta, Georgia	9	18,988	4.7%	12.86	1,513	5.9%	97.6%	98.2%
Houston, Texas	9	15,231	3.8%	14.01	1,141	4.4%	95.3%	95.9%
San Antonio, Texas	3	11,770	2.9%	16.54	724	2.8%	98.3%	98.6%
Phoenix, Arizona	3	10,000	2.5%	17.14	632	2.4%	92.3%	92.5%
Austin, Texas	4	5,227	1.4%	15.96	350	1.4%	93.6%	93.6%
Subtotal	83	259,085	64.6%	19.04	14,651	56.9%	92.9%	93.8%

Non-Target – Top 50 MSAs	29	57,811	14.4%	15.41	4,326	16.7%	86.7%	94.2%

Subtotal Target Markets and Top 50 MSAs	112	316,896	79.0%	18.25	18,977	73.6%	91.5%	93.9%

Non-Target – Other	37	84,020	21.0%	13.01	6,791	26.4%	95.1%	95.7%

Total Multi-Tenant Retail	149	400,916	100.0%	16.84	25,768	100.0%	92.4%	94.4%

Single-User Retail	25	17,251		23.09	747		100.0%	100.0%

Total Retail	174	418,167		17.03	26,515		92.6%	94.5%

Office	1	10,476		11.71	895		100.0%	100.0%

Total Operating Portfolio (b)	175	$428,643		$16.83	27,410		92.9%	94.7%

(a)
Excludes $8,257 of multi-tenant retail ABR and 740 square feet of multi-tenant retail GLA attributable to our active redevelopment, which is located in the Washington, D.C./Baltimore MSA. Including these amounts, 65.3% of our multi-tenant retail ABR and 58.1% of our multi-tenant retail GLA is located in Target Markets.

(b)	Excludes one single-user retail operating property classified as held for sale as of September 30, 2016.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the nine months ended September 30, 2016. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a) (b)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	283	1,964	$18.92	$17.65	7.2%	4.72	$1.41
Comparable New Leases	44	278	$17.84	$16.07	11.0%	9.59	$28.22
Non-Comparable New and Renewal Leases (c)	77	588	$12.63	N/A	N/A	7.47	$16.38
Total	404	2,830	$18.78	$17.46	7.6%	5.62	$7.16

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Excluding the impact from eight Rite Aid leases executed in the first quarter that were extended to effectuate the planned 2016 disposition of these single-user assets, all of which were sold during the second and third quarters, combined comparable re-leasing spreads were approximately 8.1% and comparable renewal re-leasing spreads were approximately 7.7% over previous rental rates for the nine months ended September 30, 2016.

(c)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

Regarding an update on The Sports Authority, Inc. (Sports Authority) bankruptcy proceedings, nine of the 10 leases we had at the beginning of the year have been rejected and one has been assumed by Dick’s Sporting Goods, Inc. During the third quarter of 2016, we signed leases to backfill two of the nine locations. Despite the disruption from these vacancies, our retail portfolio anchor percent leased, including leases signed was 96.9% as of September 30, 2016. Given the continued strength of our portfolio, we plan to remain strategic as we pursue opportunities to upgrade our tenancy and ensure the right mix of operators and unique retailers at our properties. We anticipate that the majority of new leasing activity, based on ABR, for the remainder of 2016 will be attributable to the remaining vacant Sports Authority locations and small shop tenants. The small shop leases are generally expected to be non-comparable in nature as the leased space is more likely to have been vacant for longer than 12 months.
The lease at our one remaining office asset is scheduled to expire on November 30, 2016. We continue to focus on leasing the pending vacant space and have signed one lease to backfill 309,000 square feet of the 895,000 square foot property.
Capital Markets
During the nine months ended September 30, 2016, we:

•
issued $100,000 of 10-year 4.08% senior unsecured notes in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on September 30, 2016. Pursuant to the same note purchase agreement, we also expect to issue $100,000 of 12-year 4.24% senior unsecured notes on December 28, 2016;

•
entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,200,000, consisting of a $750,000 unsecured revolving line of credit and two unsecured term loans totaling $450,000 (collectively, our Unsecured Credit Facility);

•	disposed of The Gateway through a lender-directed sale in full satisfaction of our $94,353 mortgage obligation;

•	repaid $100,000, net of borrowings, on our unsecured revolving line of credit;

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

•
as discussed above, assumed a mortgage payable with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031 in conjunction with the acquisition of The Shoppes at Union Hill; and

•
repaid mortgages payable totaling $35,344 and made scheduled principal payments of $9,900 related to amortizing loans. One of the mortgages repaid, with a principal balance of $7,750 at maturity, had been swapped to a fixed rate and we had guaranteed a portion of the outstanding balance. Upon repayment of the mortgage on its scheduled maturity date, the interest rate swap expired and our guarantee was extinguished.

Distributions
We declared quarterly distributions totaling $1.3125 per share of preferred stock and quarterly distributions totaling $0.496875 per share of common stock during the nine months ended September 30, 2016.

Results of Operations
Comparison of Results for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015	Change
Revenues
Rental income	$113,627	$116,715	$(3,088)
Tenant recovery income	29,130	28,901	229
Other property income	1,769	5,339	(3,570)
Total revenues	144,526	150,955	(6,429)

Expenses
Operating expenses	20,285	22,741	(2,456)
Real estate taxes	19,937	20,961	(1,024)
Depreciation and amortization	56,763	52,871	3,892
Provision for impairment of investment properties	4,742	169	4,573
General and administrative expenses	11,110	10,939	171
Total expenses	112,837	107,681	5,156

Operating income	31,689	43,274	(11,585)

Interest expense	(25,602)	(40,425)	14,823
Other income, net	22	479	(457)
Income from continuing operations	6,109	3,328	2,781
Gain on sales of investment properties	66,385	75,001	(8,616)
Net income	72,494	78,329	(5,835)
Preferred stock dividends	(2,362)	(2,362)	—
Net income attributable to common shareholders	$70,132	$75,967	$(5,835)
Net income attributable to common shareholders decreased $5,835 from $75,967 for the three months ended September 30, 2015 to $70,132 for the three months ended September 30, 2016 primarily as a result of the following:

•
a $8,616 decrease in gain on sales of investment properties related to the sales of 12 investment properties, representing approximately 1,254,000 square feet of GLA, during the three months ended September 30, 2016 compared to the sales of 10 investment properties, representing approximately 1,568,600 square feet of GLA, during the three months ended September 30, 2015;

•
a $4,573 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $4,742 and $169 for the three months ended September 30, 2016 and 2015, respectively;

•	a $3,892 increase in depreciation and amortization primarily due to the write-off of assets taken out of service at a redevelopment property during the three months ended September 30, 2016;

•	a $3,570 decrease in other property income primarily as a result of a decrease in lease termination fee income from our same store portfolio; and

•	a $3,088 decrease in rental income primarily consisting of:

•
a $4,033 decrease in base rent primarily from the operating properties sold or held for sale as of September 30, 2016 and our redevelopment properties, partially offset by an increase from the properties acquired after June 30, 2015 and our same store portfolio;

partially offset by

•	a $936 increase in amortization of acquired above and below market lease intangibles primarily from the properties acquired after June 30, 2015;

partially offset by

•	a $14,823 decrease in interest expense primarily consisting of:

•	a $10,136 decrease in prepayment penalties and defeasance premiums; and

•	a $4,438 decrease in interest on mortgages payable due to a reduction in mortgage debt; and

•
a $3,709 decrease in operating expenses and real estate taxes, net of tenant recovery income, primarily as a result of our same store portfolio and the operating properties sold or held for sale as of September 30, 2016.

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
Same store portfolio – quarter
For the three months ended September 30, 2016, our same store portfolio consisted of 164 retail operating properties acquired or placed in service and stabilized prior to July 1, 2015. The number of properties in our same store portfolio decreased to 164 as of September 30, 2016 from 172 as of June 30, 2016 as a result of the following:

•	the removal of nine same store investment properties sold during the three months ended September 30, 2016; and

•	the removal of one same store investment property classified as held for sale as of September 30, 2016;
partially offset by

•	the addition of two investment properties acquired during the second quarter of 2015.
The sales of Broadway Shopping Center on July 8, 2016, Mid-Hudson Center on July 21, 2016 and Alison’s Corner on August 4, 2016 did not impact the number of same store properties as they were classified as held for sale as of June 30, 2016.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired after June 30, 2015;

•	our development property;

•	our one remaining office property;

•	three properties where we have begun redevelopment and/or activities in anticipation of future redevelopment;

•	properties that were sold or held for sale in 2015 and 2016;

•	the net income from our wholly-owned captive insurance company; and

•
the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest on April 29, 2016.

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
Net income attributable to common shareholders	$70,132	$75,967	$(5,835)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	2,362	2,362	—
Gain on sales of investment properties	(66,385)	(75,001)	8,616
Depreciation and amortization	56,763	52,871	3,892
Provision for impairment of investment properties	4,742	169	4,573
General and administrative expenses	11,110	10,939	171
Interest expense	25,602	40,425	(14,823)
Straight-line rental income, net	(1,226)	(655)	(571)
Amortization of acquired above and below market lease intangibles, net	(1,441)	(505)	(936)
Amortization of lease inducements	265	256	9
Lease termination fees	(385)	(3,245)	2,860
Straight-line ground rent expense	692	931	(239)
Amortization of acquired ground lease intangibles	(140)	(140)	—
Other income, net	(22)	(479)	457
NOI	102,069	103,895	(1,826)
NOI from Other Investment Properties	(11,763)	(17,581)	5,818
Same Store NOI	$90,306	$86,314	$3,992

	Three Months Ended September 30,
	2016	2015	Change
Same Store NOI:
Base rent	$97,262	$95,092	$2,170
Percentage and specialty rent	565	708	(143)
Tenant recovery income	26,125	25,029	1,096
Other property operating income	954	1,032	(78)
	124,906	121,861	3,045

Property operating expenses	16,903	17,393	(490)
Bad debt expense	(250)	38	(288)
Real estate taxes	17,947	18,116	(169)
	34,600	35,547	(947)

Same Store NOI	$90,306	$86,314	$3,992
Same Store NOI increased $3,992, or 4.6%, primarily due to the following:

•
base rent increased $2,170 primarily due to an increase of $1,037 from occupancy growth, $830 from contractual rent changes and $647 from re-leasing spreads, partially offset by a decrease of $143 primarily from percentage and specialty rent; and

•
property operating expenses, bad debt expense and real estate taxes, net of tenant recovery income, decreased $2,043 primarily as a result of decreases in net recoverable property operating expenses, net real estate taxes resulting from lower than anticipated real estate tax assessments and the receipt of real estate tax refunds, non-recoverable property operating expenses and bad debt expense.

Comparison of Results for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	Change
Revenues
Rental income	$344,081	$355,525	$(11,444)
Tenant recovery income	89,140	89,617	(477)
Other property income	7,170	9,898	(2,728)
Total revenues	440,391	455,040	(14,649)

Expenses
Operating expenses	63,438	71,589	(8,151)
Real estate taxes	60,966	61,957	(991)
Depreciation and amortization	163,602	163,345	257
Provision for impairment of investment properties	11,048	4,113	6,935
General and administrative expenses	33,289	35,949	(2,660)
Total expenses	332,343	336,953	(4,610)

Operating income	108,048	118,087	(10,039)

Gain on extinguishment of debt	13,653	—	13,653
Gain on extinguishment of other liabilities	6,978	—	6,978
Interest expense	(78,343)	(110,610)	32,267
Other income, net	449	1,398	(949)
Income from continuing operations	50,785	8,875	41,910
Gain on sales of investment properties	97,737	113,214	(15,477)
Net income	148,522	122,089	26,433
Preferred stock dividends	(7,087)	(7,087)	—
Net income attributable to common shareholders	$141,435	$115,002	$26,433
Net income attributable to common shareholders increased $26,433 from $115,002 for the nine months ended September 30, 2015 to $141,435 for the nine months ended September 30, 2016 primarily as a result of the following:

•	a $32,267 decrease in interest expense primarily consisting of:

•	a $19,097 decrease in interest on mortgages payable due to a reduction in mortgage debt; and

•	a $17,027 decrease in prepayment penalties and defeasance premiums;
partially offset by

•	a $2,217 increase in interest on our Unsecured Credit Facility primarily due to higher average balances on our unsecured revolving line of credit; and

•	a $1,944 increase in interest on our unsecured notes payable related to our 4.00% senior unsecured notes due 2025 (4.00% Notes Due 2025), which were issued in March 2015;

•
a $13,653 gain on extinguishment of debt recognized during the nine months ended September 30, 2016 associated with the disposition of The Gateway through a lender-directed sale in full satisfaction of our mortgage obligation. No such gain was recorded during the nine months ended September 30, 2015;

•
an $8,665 decrease in operating expenses and real estate taxes, net of tenant recovery income, primarily as a result of the operating properties sold or held for sale as of September 30, 2016 and our same store portfolio; and

•
a $6,978 gain on extinguishment of other liabilities recognized during the nine months ended September 30, 2016 related to the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of the straight-line ground rent liability associated with the ground lease;

partially offset by

•
a $15,477 decrease in gain on sales of investment properties related to the sales of 28 investment properties and one outparcel, representing approximately 2,387,700 square feet of GLA, during the nine months ended September 30, 2016 compared to the sales of 20 investment properties, representing approximately 3,069,600 square feet of GLA, during the nine months ended September 30, 2015;

•	an $11,444 decrease in rental income primarily consisting of:

•
a $12,365 decrease in base rent from the operating properties sold or held for sale as of September 30, 2016 and our redevelopment properties, partially offset by an increase from the properties acquired during 2015 and 2016 and our same store portfolio;

partially offset by

•	a $1,066 increase in amortization of acquired above and below market lease intangibles primarily from the properties acquired during 2015 and 2016; and

•
a $6,935 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying consolidated financial statements), we recognized impairment charges of $11,048 and $4,113 for the nine months ended September 30, 2016 and 2015, respectively.

Same store portfolio – year to date
For the nine months ended September 30, 2016, our same store portfolio consisted of 158 retail operating properties acquired or placed in service and stabilized prior to January 1, 2015. The number of properties in our same store portfolio decreased to 158 as of September 30, 2016 from 168 as of June 30, 2016. Refer to the lead-in paragraph to the comparison of the three months ended September 30, 2016 and 2015 table for an explanation of the change in the number of properties in our same store portfolio; however, the same store portfolio for the three months ended September 30, 2016, consisting of 164 retail operating properties, includes two investment properties acquired during the second quarter of 2015 and four investment properties acquired during the first quarter of 2015, none of which are included in the same store portfolio for the nine months ended September 30, 2016.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Net income attributable to common shareholders	$141,435	$115,002	$26,433
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	7,087	7,087	—
Gain on sales of investment properties	(97,737)	(113,214)	15,477
Depreciation and amortization	163,602	163,345	257
Provision for impairment of investment properties	11,048	4,113	6,935
General and administrative expenses	33,289	35,949	(2,660)
Gain on extinguishment of debt	(13,653)	—	(13,653)
Gain on extinguishment of other liabilities	(6,978)	—	(6,978)
Interest expense	78,343	110,610	(32,267)
Straight-line rental income, net	(3,054)	(2,297)	(757)
Amortization of acquired above and below market lease intangibles, net	(2,412)	(1,346)	(1,066)
Amortization of lease inducements	817	636	181
Lease termination fees	(3,070)	(3,712)	642
Straight-line ground rent expense	2,372	2,797	(425)
Amortization of acquired ground lease intangibles	(420)	(420)	—
Other income, net	(449)	(1,398)	949
NOI	310,220	317,152	(6,932)
NOI from Other Investment Properties	(55,162)	(71,058)	15,896
Same Store NOI	$255,058	$246,094	$8,964

	Nine Months Ended September 30,
	2016	2015	Change
Same Store NOI:
Base rent	$275,664	$270,173	$5,491
Percentage and specialty rent	2,676	2,559	117
Tenant recovery income	73,383	72,316	1,067
Other property operating income	2,468	2,703	(235)
	354,191	347,751	6,440

Property operating expenses	48,149	50,196	(2,047)
Bad debt expense	(450)	709	(1,159)
Real estate taxes	51,434	50,752	682
	99,133	101,657	(2,524)

Same Store NOI	$255,058	$246,094	$8,964
Same Store NOI increased $8,964, or 3.6%, primarily due to the following:

•
base rent increased $5,491 primarily due to an increase of $2,370 from contractual rent changes, $2,089 from occupancy growth and $1,698 from re-leasing spreads, partially offset by a decrease of $661 from rent abatements; and

•
property operating expenses, bad debt expense and real estate taxes, net of tenant recovery income, decreased $3,591 primarily as a result of decreases in non-recoverable property operating expenses, bad debt expense, net recoverable property operating expenses, and net real estate taxes resulting from lower than anticipated real estate tax assessments and the receipt of real estate tax refunds.

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
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the financial statement impact of gains or losses associated with the early extinguishment of debt or other liabilities, impairment charges to write down the carrying value of assets other than depreciable real estate, actual or anticipated settlement of litigation involving the Company and executive and realignment separation charges, which are otherwise excluded from our calculation of FFO attributable to common shareholders.
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

The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$70,132	$75,967	$141,435	$115,002
Depreciation and amortization of depreciable real estate	56,384	52,596	162,577	162,520
Provision for impairment of investment properties	4,742	169	8,884	4,113
Gain on sales of depreciable investment properties	(66,385)	(75,001)	(97,737)	(113,214)
FFO attributable to common shareholders	$64,873	$53,731	$215,159	$168,421

FFO attributable to common shareholders per common share outstanding	$0.27	$0.23	$0.91	$0.71

FFO attributable to common shareholders	$64,873	$53,731	$215,159	$168,421
Impact on earnings from the early extinguishment of debt, net	—	10,618	(12,842)	17,635
Provision for hedge ineffectiveness	(38)	(4)	(35)	(25)
Provision for impairment of non-depreciable investment property	—	—	2,164	—
Gain on extinguishment of other liabilities	—	—	(6,978)	—
Executive separation charges (a)	—	—	—	3,537
Other (b)	(5)	91	(189)	(909)
Operating FFO attributable to common shareholders	$64,830	$64,436	$197,279	$188,659

Operating FFO attributable to common shareholders per common share outstanding	$0.27	$0.27	$0.83	$0.80

(a)	Included in “General and administrative expenses” in the condensed consolidated statements of operations and other comprehensive income.

(b)
Consists of the impact on earnings from net settlements and easement proceeds, which are included in “Other income, net” in the accompanying condensed consolidated statements of operations and other comprehensive income.

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
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities funded primarily through asset dispositions and capital markets transactions, including public offerings of our common stock and preferred stock and private and public offerings of senior unsecured notes. As of September 30, 2016, we had $2,865 of scheduled principal amortization related to longer-dated maturities through the end of 2016, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

The table below summarizes our consolidated indebtedness as of September 30, 2016:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,004,879	6.06%	Various	3.7 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	4.8 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	7.8 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	8.5 years
Senior notes – 4.08% due 2026 (b)	100,000	4.08%	September 30, 2026	10.0 years
Total unsecured notes payable (a)	600,000	4.18%		7.9 years

Unsecured credit facility:
Term loan – fixed rate (c)	250,000	1.97%	January 5, 2021	4.3 years
Term loan – variable rate (d)	200,000	1.97%	May 11, 2018 (c)	1.6 years
Revolving line of credit – variable rate (d)	—	1.87%	January 5, 2020 (c)	3.3 years
Total unsecured credit facility (a)	450,000	1.97%		3.1 years

Total consolidated indebtedness	$2,054,879	4.61%		4.8 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $1,544, discount of $(633) and capitalized loan fees of $(5,701), net of accumulated amortization, as of September 30, 2016. Unsecured notes payable excludes discount of $(1,001) and capitalized loan fees of $(3,520), net of accumulated amortization, as of September 30, 2016. Term loans exclude capitalized loan fees of $(2,698), net of accumulated amortization, as of September 30, 2016. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
On September 30, 2016, we issued $100,000 of 10-year 4.08% senior unsecured notes in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on September 30, 2016. Pursuant to the same note purchase agreement, we also expect to issue $100,000 of 12-year 4.24% senior unsecured notes on December 28, 2016.

(c)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a weighted average fixed rate of 0.6677% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of September 30, 2016.

(d)
We have two one year extension options on the term loan due 2018 and two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% for the term loan and 0.075% of the commitment amount being extended for the revolving line of credit.

Mortgages Payable
During the nine months ended September 30, 2016, we disposed of The Gateway through a lender-directed sale in full satisfaction of our $94,353 mortgage obligation, which had a fixed interest rate of 6.57%. Immediately prior to the disposition, the lender reduced our loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653. In addition, during the nine months ended September 30, 2016, we repaid mortgages payable in the total amount of $35,344 which had a weighted average fixed interest rate of 4.34% and made scheduled principal payments of $9,900 related to amortizing loans. One of the mortgages repaid, with a principal balance of $7,750 at maturity, had been swapped to a fixed rate and we had guaranteed a portion of the outstanding balance. Upon repayment of the mortgage on its scheduled maturity date, the interest rate swap expired and our guarantee was extinguished. We also assumed a mortgage payable with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031 in conjunction with the acquisition of The Shoppes at Union Hill.
Unsecured Notes Payable
On September 30, 2016, we issued $100,000 of 10-year 4.08% senior unsecured notes due 2026 (Notes Due 2026) in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on September 30, 2016. The proceeds were used to pay down our unsecured revolving line of credit and for general corporate purposes. Pursuant to the same note purchase agreement, we also expect to issue $100,000 of 12-year 4.24% senior unsecured notes on December 28, 2016 (Notes Due 2028 and, collectively, Notes Due 2026 and 2028). On March 12, 2015, we completed a public offering of $250,000 in aggregate principal amount of our 4.00% Notes Due 2025. The 4.00% Notes Due 2025 were priced at 99.526% of the principal amount to yield 4.058% to maturity. In addition, on June 30, 2014, we completed a private placement of $250,000 of unsecured notes, consisting of $100,000 of 4.12% senior unsecured notes due 2021 and $150,000 of 4.58% senior unsecured notes due 2024 (collectively, Notes Due 2021 and 2024). The proceeds from the 4.00% Notes Due 2025 and the Notes Due 2021 and 2024 were used to repay a portion of our unsecured revolving line of credit.
The note purchase agreement governing the Notes Due 2026 and 2028 contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) a fixed charge coverage ratio (as set forth in our unsecured credit facility); and (iv) an unencumbered interest coverage ratio (as set forth in our unsecured credit facility and the note purchase agreement governing the Notes Due 2021 and 2024).
The indenture, as supplemented, governing the 4.00% Notes Due 2025 (the Indenture) contains customary covenants and events of default. Pursuant to the terms of the Indenture, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
The note purchase agreement governing the Notes Due 2021 and 2024 contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, we are subject to various financial covenants, some of which are based upon the financial covenants in effect in our primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of September 30, 2016, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.
Unsecured Credit Facility
On January 6, 2016, we entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000, or our Unsecured Credit Facility. Our Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. We received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. As of September 30, 2016, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The fourth amended and restated unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the fourth amended and restated unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2016, management believes we were in compliance with the financial covenants and default provisions under the unsecured credit agreement.
As of September 30, 2016, we had letter(s) of credit outstanding totaling $143 which serve as collateral for certain capital improvements at one of our properties and reduce the available borrowings on our unsecured revolving line of credit.

Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of September 30, 2016 for the remainder of 2016, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of September 30, 2016. The table does not reflect the impact of any debt activity that occurred after September 30, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,865	$227,451	$11,647	$444,324	$4,334	$314,258	$1,004,879	$1,094,472
Unsecured credit facility – fixed rate term loan (b)	—	—	—	—	—	250,000	250,000	250,000
Unsecured notes payable (c)	—	—	—	—	—	600,000	600,000	617,473
Total fixed rate debt	2,865	227,451	11,647	444,324	4,334	1,164,258	1,854,879	1,961,945

Variable rate debt:
Unsecured credit facility – variable rate term loan	—	—	200,000	—	—	—	200,000	200,000
Total variable rate debt	—	—	200,000	—	—	—	200,000	200,000
Total debt (d)	$2,865	$227,451	$211,647	$444,324	$4,334	$1,164,258	$2,054,879	$2,161,945

Weighted average interest rate on debt:
Fixed rate debt	7.18%	5.08%	6.52%	7.49%	4.58%	3.85%	4.90%
Variable rate debt (e)	—	—	1.97%	—	—	—	1.97%
Total	7.18%	5.08%	2.22%	7.49%	4.58%	3.85%	4.61%

(a)	Excludes mortgage premium of $1,544 and discount of $(633), net of accumulated amortization, as of September 30, 2016.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.6677% through December 31, 2017.

(c)
Excludes discount of $(1,001), net of accumulated amortization, as of September 30, 2016 and $100,000 of 12-year 4.24% senior unsecured notes which we expect to issue on December 28, 2016 pursuant to a note purchase agreement we entered into with certain institutional investors on September 30, 2016.

(d)
Total debt excludes capitalized loan fees of $(11,919), net of accumulated amortization, as of September 30, 2016 which are included as a reduction to the respective debt balances. The weighted average years to maturity of consolidated indebtedness was 4.8 years as of September 30, 2016. The $107,066 difference between total debt outstanding and its fair value is primarily attributable to a $57,011 difference related to our IW JV 2009, LLC pool of mortgages. This pool matures in 2019, has an interest rate of 7.50% and an outstanding principal balance of $391,436 as of September 30, 2016.

(e)	Represents interest rates as of September 30, 2016.
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
In December 2015, we entered into a new at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. The 2015 ATM equity program supersedes our previous $200,000 ATM equity program which was in place from March 2013 through November 2015. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our Unsecured Credit Facility. We did not sell any shares under our ATM equity program during the nine months ended September 30, 2016. As of September 30, 2016, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. As of September 30, 2016, we had not repurchased any shares under this program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements, including expansions and pad developments, at our operating properties in 2016 can be met with cash flows from operations and working capital.
As of September 30, 2016, we owned one development property, South Billings Center located in Billings, Montana, with a carrying value of $3,000 which was not under active development. We began active redevelopment at Reisterstown Road Plaza, located in Baltimore, Maryland, in the third quarter of 2016. We anticipate stabilization in 2017 and estimate that we will incur net costs of approximately $11,000 to $12,000 related to the redevelopment, of which $610 has been incurred as of September 30, 2016. We anticipate funding the redevelopment with cash flows from operations, working capital and proceeds from our unsecured revolving line of credit.
Dispositions
We continue to execute our long-term portfolio repositioning strategy of disposing of select non-target and single-user properties. The following table highlights our property dispositions during 2015 and the nine months ended September 30, 2016:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2016 Dispositions (through September 30, 2016)	28	2,384,300	$390,682	$304,806	$94,353	(b)
2015 Dispositions	26	3,917,200	$516,444	$505,524	$25,724	(c)

(a)	Represents total consideration net of transaction costs. 2015 dispositions include the disposition of two development properties, one of which had been held in a consolidated joint venture.

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
In addition to the transactions presented in the preceding table, during the nine months ended September 30, 2016, we received net proceeds of $2,549 from the sale of an outparcel at one of our properties. During the year ended December 31, 2015, we received net proceeds of $300 from condemnation awards.

Acquisitions
We continue to execute our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2015 and the nine months ended September 30, 2016:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2016 Acquisitions (through September 30, 2016) (a)	8	761,700	$283,337	$15,971
2015 Acquisitions (b)	11	1,179,800	$463,136	$—

(a)
2016 acquisitions include the purchase of the fee interest in our Ashland & Roosevelt multi-tenant retail operating property that was previously subject to a ground lease with a third party and the anchor space improvements in our Woodinville Plaza multi-tenant retail operating property that was previously subject to a ground lease with us. The total number of properties in our portfolio was not affected by these transactions.

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

Summary of Cash Flows

	Nine Months Ended September 30,
	2016	2015	Change
Cash provided by operating activities	$205,008	$209,076	$(4,068)
Cash used in investing activities	(8,254)	(27,992)	19,738
Cash used in financing activities	(179,107)	(176,838)	(2,269)
Increase in cash and cash equivalents	17,647	4,246	13,401
Cash and cash equivalents, at beginning of period	51,424	112,292
Cash and cash equivalents, at end of period	$69,071	$116,538
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, (iv) gain on extinguishment of debt, and (v) gain on extinguishment of other liabilities. Net cash provided by operating activities during the nine months ended September 30, 2016 decreased $4,068 primarily due to the following:

•	a $6,932 decrease in NOI (including a decrease in NOI from Other Investment Properties of $15,896, partially offset by an increase in Same Store NOI of $8,964);

•	a $5,427 increase in cash bonuses paid;

•	a $1,579 increase in cash paid for leasing fees and inducements; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $12,451 reduction in cash paid for interest.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and to fund capital expenditures, tenant improvements and developments in progress, in addition to changes in restricted escrows. Net cash used in investing activities during the nine months ended September 30, 2016 decreased $19,738 primarily due to the following:

•	a $141,480 decrease in cash paid to purchase investment properties;
partially offset by

•	an $87,852 decrease in proceeds from the sales of investment properties; and

•	a $27,172 net change in restricted escrow activity;
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
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our Unsecured Credit Facility and the issuance of debt instruments, partially offset by distribution payments, repayments of our Unsecured Credit Facility, principal payments on mortgages payable and the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable. Net cash used in financing activities during the nine months ended September 30, 2016 increased $2,269 primarily due to the following:

•	a $230,000 decrease in net proceeds from our Unsecured Credit Facility;

•
a $148,815 decrease in proceeds from the issuance of unsecured notes related to a $100,000 private placement transaction during the nine months ended September 30, 2016 and a $248,815 underwritten public offering in 2015; and

•	a $4,149 increase in the payment of loan fees and deposits;
partially offset by

•	a $300,920 decrease in principal payments on mortgages payable; and

•	an $81,547 decrease in the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable during the nine months ended September 30, 2015.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the nine months ended September 30, 2016, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2015.
Critical Accounting Policies and Estimates
Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and unconsolidated joint ventures, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, derivative and hedging, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the nine months ended September 30, 2016, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.

Subsequent Events
On October 24, 2016, our board of directors (Board) increased the number of directors comprising our Board from eight to nine and appointed Robert G. Gifford as a Director, effective immediately, to serve until our 2017 annual meeting of stockholders.
On October 25, 2016, we declared the cash dividend for the fourth quarter of 2016 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on December 30, 2016 to preferred shareholders of record at the close of business on December 20, 2016.
On October 25, 2016, we declared the distribution for the fourth quarter of 2016 of $0.165625 per share on our outstanding Class A common stock, which will be paid on January 10, 2017 to Class A common shareholders of record at the close of business on December 22, 2016.

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
As of September 30, 2016, we had $250,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of September 30, 2016 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Asset
Fixed rate portion of unsecured credit facility	$250,000	December 31, 2017	$138
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of September 30, 2016 for the remainder of 2016, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical decrease in our derivative asset of approximately $2,187.
The combined carrying amount of our mortgages payable, unsecured notes payable and Unsecured Credit Facility is approximately $119,075 lower than the fair value as of September 30, 2016.
We had $200,000 of variable rate debt, excluding $250,000 of variable rate debt that has been swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.97% as of September 30, 2016. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of September 30, 2016, interest expense would increase by approximately $2,000 on an annualized basis.
We may use additional derivative financial instruments to hedge exposures to changes in interest rates. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we generally are not exposed to the credit risk of the counterparty. We minimize credit risk in derivative instruments by entering into transactions with highly rated counterparties or with the same party providing the financing, with the right of offset.

ITEM 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.
Based on management’s evaluation as of September 30, 2016, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended September 30, 2016 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
July 1, 2016 to July 31, 2016	—	$—	N/A	$250,000
August 1, 2016 to August 31, 2016	5	$16.78	N/A	$250,000
September 1, 2016 to September 30, 2016	—	$—	N/A	$250,000
Total	5	$16.78	N/A	$250,000

(a)
Represents the amount outstanding under our $250,000 common stock repurchase program, which has no scheduled expiration date. As of September 30, 2016, we had not repurchased any shares under our common stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On October 31, 2016, following an ordinary course review of our existing executive compensation arrangements and in connection with the upcoming expiration of the current terms of our existing retention agreements, we entered into retention agreements with each of Steven P. Grimes, Shane C. Garrison, Heath R. Fear and Paula C. Maggio. The retention agreements for Messrs. Grimes and Garrison replaced their prior retention agreements with us.
The term of each retention agreement is for three years beginning on October 31, 2016, with automatic two-year renewals thereafter unless written notice of termination is provided by either party. The term will also be automatically extended if a change in control, as defined in the agreement, occurs before the end of the then current term.

Provided the executive enters into a general release of claims for our benefit, the retention agreements provide for the following payments and benefits in connection with the termination of each executive’s employment by us without cause or termination by him or her for good reason: (1) cash payment equal to an agreed upon multiple (as described below) times the sum of (i) such executive’s annual base salary and (ii) an amount equal to the greater of (A) the dollar amount of such executive’s target annual cash bonus opportunity, or (B) the actual annual cash bonus earned for the most recent completed year for which an annual cash bonus had been determined; (2) cash payment of (i) any unpaid annual cash bonus earned for the prior year and (ii) a pro-rata annual cash bonus for the year in which the termination occurs; (3) acceleration of vesting of unvested equity awards that are only subject to time-based vesting conditions; (4) retention of outstanding equity awards granted on or after the date the retention agreements were entered into that remain subject to performance-based vesting conditions, with the earning of such awards to be based on achievement of the original performance-based vesting conditions in the same manner as if such termination had not occurred; provided that the portion of each such equity awards that is earned will be prorated based on the portion of the performance period that elapsed through the date of termination unless such termination occurred in connection with a change in control; and (5) healthcare continuation premiums for specified periods. The multiples to be used to determine the cash payment described above are two times for Mr. Grimes and one and a half times for Messrs. Garrison and Fear and Ms. Maggio if the termination does not occur in connection with or within two years after a change in control. If the termination occurs in connection with or within two years after a change in control, the multiples will be three times for Mr. Grimes and two times for Messrs. Garrison and Fear and Ms. Maggio.
Each retention agreement also provides that upon a change in control, the achievement of the performance-based vesting conditions of any outstanding equity awards granted on or after the date the retention agreements were entered into that remain subject to such vesting conditions will be measured based on performance through the day prior to the date of the change in control using performance metrics that have been prorated, to the extent applicable, to reflect the shortened performance period. Vesting conditions for these awards that are based on continued employment will continue to apply unless accelerated due to a termination of employment or otherwise. Furthermore, each retention agreement also provides that upon a termination as a result of death or disability, the executive’s outstanding unvested equity awards will generally be treated in the same manner as they would in the event of a termination by us without cause or termination by such executive for good reason.
The foregoing summary is qualified in its entirety by reference to the copies of the retention agreements, which are filed with this report as Exhibits 10.3 through 10.6 and are incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Note Purchase Agreement dated as of September 30, 2016, among the Registrant as Issuer and Certain Institutions as Purchasers (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2016).

10.2	Indemnification Agreement, dated October 25, 2016, by and between the Registrant and Robert G. Gifford (filed herewith).
10.3	Amended and Restated Retention Agreement dated October 31, 2016 by and between the Registrant and Steven P. Grimes (filed herewith).
10.4	Amended and Restated Retention Agreement dated October 31, 2016 by and between the Registrant and Shane C. Garrison (filed herewith).
10.5	Retention Agreement dated October 31, 2016 by and between the Registrant and Heath R. Fear (filed herewith).
10.6	Retention Agreement dated October 31, 2016 by and between the Registrant and Paula C. Maggio (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month Periods and Nine-Month Periods Ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer
Date:	November 2, 2016

By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	November 2, 2016

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date:	November 2, 2016