Form 10-K
period 2016-12-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2017-02-15
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Title of class
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of the Class A common stock held by non-affiliates was approximately $4.0 billion based upon the closing price as reported on the New York Stock Exchange on June 30, 2016 of $16.90 per share. (For this computation, the Registrant has excluded the market value of all shares of Class A common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
Number of shares outstanding of the registrant’s classes of common stock as of February 10, 2017:
Class A common stock:    236,847,007 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 25, 2017 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2016.

RETAIL PROPERTIES OF AMERICA, INC.

PART I
All dollar amounts and share amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share amounts. In this report, all references to “we”, “our” and “us” refer collectively to Retail Properties of America, Inc. and its subsidiaries.
ITEM 1. BUSINESS
General
Retail Properties of America, Inc. is a real estate investment trust (REIT) that owns and operates high quality, strategically located shopping centers in the United States. As of December 31, 2016, we owned 156 retail operating properties representing 25,832,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of December 31, 2016:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Neighborhood and community centers	81	9,958	94.2%	94.4%
Power centers	50	11,430	95.8%	96.9%
Lifestyle centers and mixed-use properties	14	3,868	89.7%	90.3%
Total multi-tenant retail	145	25,256	94.2%	94.9%
Single-user retail	11	576	100.0%	100.0%
Total retail operating portfolio	156	25,832	94.3%	95.0%
Office	1	895	1.1%	44.3%
Total operating portfolio (b)	157	26,727	91.2%	93.3%

(a)	Includes leases signed but not commenced.

(b)	Excludes one multi-tenant retail operating property and one single-user retail operating property classified as held for sale as of December 31, 2016.
In addition to our operating portfolio, as of December 31, 2016, we owned two properties where we have begun redevelopment activities.
Operating History
We are a Maryland corporation formed in March 2003 and have been publicly held and subject to U.S. Securities and Exchange Commission (SEC) reporting requirements since 2003. We were initially formed as Inland Western Retail Real Estate Trust, Inc. and on March 8, 2012, we changed our name to Retail Properties of America, Inc.
Business Objectives and Strategies
In 2012, management began a portfolio repositioning effort to focus the portfolio on high quality, multi-tenant retail properties. The core objective of this effort is to become a dominant owner of multi-tenant retail properties in 10 to 15 target markets, owning 3,000,000 to 5,000,000 square feet in each market. We believe that concentrating our portfolio in multi-tenant retail properties in these target markets will allow us to optimize our local and regional operating platforms and enhance our operating performance. To date, we have identified 10 target markets: Dallas, Washington, D.C./Baltimore, New York, Atlanta, Seattle, Chicago, Houston, San Antonio, Phoenix and Austin, which generally feature one or more of the following characteristics:

•	well-diversified local economy;

•	strong demographic profile with significant long-term population growth or above-average existing density, high disposable income and/or a highly educated employment base;

•	fiscal and regulatory environment conducive to business activity and growth;

•	strong barriers to entry, whether topographical, regulatory or density driven; and

•	ability to create critical mass and realize operational efficiencies.
Since the beginning of 2012, we have sold 159 properties, primarily in our non-target markets, for aggregate consideration of $2,296,955, including our pro rata share of unconsolidated joint ventures and three development properties, with a majority of the proceeds used for debt reduction and the acquisition of high quality, multi-tenant retail assets within our target markets. Since we began executing on our external growth initiatives in the fourth quarter of 2013, we have purchased 30 properties for aggregate consideration of $1,396,761, including our pro rata share of unconsolidated joint ventures, resulting in an increase in consolidated GLA in our target markets by 4.5 million square feet and an increase in concentration to over 66% of multi-tenant retail annualized base rent (ABR) from our target markets as of December 31, 2016. Depending on whether favorable market conditions exist, among other factors, we expect to substantially complete our portfolio repositioning efforts by the end of 2018.
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
Based on these factors, we believe that the size and scope of our property portfolio and operating platform, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants. We believe that our strategy of focusing on 10 to 15 target markets enhances our ability to drive revenue growth by more thoroughly understanding the local market dynamics and by increasing our market relevancy.
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
Insurance
We carry comprehensive liability and property insurance coverage inclusive of fire, extended coverage, seismic activity, terrorism and loss of income insurance covering all of the properties in our portfolio under a blanket policy. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We believe that the properties in our portfolio are adequately insured. Terrorism insurance is carried on all properties in an amount and with deductibles that we believe are commercially reasonable. Refer to Item 1A. “Risk Factors” for more information. The terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. Insurance coverage is not provided for losses attributable to riots or certain acts of God.
Employees
As of December 31, 2016, we had 237 employees.
Access to Company Information
We make available, free of charge, through our website and by responding to requests addressed to our investor relations group, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K including exhibits and all amendments to those reports and proxy statements filed or furnished pursuant to 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.rpai.com. The information contained on our website, or other websites linked to our website, is not part of this document. Our reports may also be obtained by accessing the EDGAR database at the SEC’s website at www.sec.gov.
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
RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES
There are inherent risks associated with real estate investments and the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.
Real estate investments are subject to various risks, many of which are beyond our control. Our operating and financial performance and the value of our properties can be affected by many of these risks, including, but not limited to, the following:

•
national, regional and local economies, which may be negatively impacted by inflation, deflation, government deficits, high unemployment rates, severe weather or other natural disasters, decreased consumer confidence, industry slowdowns, reduced corporate profits, lack of liquidity and other adverse business conditions;

•	local real estate conditions, such as an oversupply of retail space or a reduction in demand for retail space, resulting in vacancies or compromising our ability to rent space on favorable terms;

•	the convenience and quality of competing retail properties and other retailing platforms such as the internet;

•	adverse changes in the financial condition of tenants at our properties, including financial difficulties, lease defaults or bankruptcies;

•	competition for investment opportunities from other real estate investors with significant capital, including other REITs, real estate operating companies and institutional investment funds;

•	the illiquid nature of real estate investments, which may limit our ability to sell properties at the terms desired or at terms favorable to us;

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

•	civil unrest, acts of war, terrorist attacks and natural disasters, including seismic activity and floods, which may result in uninsured and underinsured losses.
During a period of economic slowdown or recession, or the public perception that such a period may occur, declining demand for real estate could result in a general decline in rents or an increased incidence of defaults among our existing leases, and, consequently, our properties may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow funds to cover fixed costs, and our cash flow, financial condition and results of operations could be adversely affected. As such, the per share trading prices of our Class A common stock and Series A preferred stock, as well as the market price of our debt securities, and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders may be adversely affected.
Our financial condition and results of operations could be adversely affected by poor economic or market conditions where our properties are located, especially in our target markets where we have a high concentration of properties.
We are in the process of repositioning our portfolio into 10 to 15 target markets. To date, we have announced 10 of these markets. The economic conditions in markets where our properties are concentrated greatly influence our financial condition and results of operations. We are particularly susceptible to adverse economic and other developments in such areas, including increased unemployment, industry slowdowns, corporate layoffs or downsizing, relocations of businesses, decreased consumer confidence, adverse changes in demographics, increases in real estate and other taxes, increased regulation and natural disasters. As of

December 31, 2016, approximately 59.2% of our GLA and approximately 65.1% of our ABR in our retail operating portfolio was in our target markets, including amounts attributable to our redevelopments. Depending on whether favorable market conditions exist, among other factors, we expect to increase our concentration in our target markets over the next two years, with a goal of having 90% of our multi-tenant retail ABR in our target markets by the end of 2018. Notably, approximately 27.0% of our GLA and approximately 29.5% of our ABR in our retail operating portfolio is located in the state of Texas, where four of our target markets are located. Poor economic or market conditions in our target markets, including those that are in Texas, may adversely affect our cash flow, financial condition and results of operations.
A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
Many retailers operating brick and mortar stores have made online sales a vital piece of their business. Although many of the retailers operating in our properties sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause declines in brick and mortar sales generated by certain of our tenants and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, our cash flow, financial condition and results of operations could be adversely affected.
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
Approximately 5.0% of the total GLA in our retail operating portfolio was vacant as of December 31, 2016, excluding leases signed but not commenced. In addition, leases accounting for approximately 35.6% of the ABR in our retail operating portfolio as of December 31, 2016 are scheduled to expire within the next three years. We may choose to not renew leases based on various strategic factors such as operating strength of the occupying tenant, the tenant’s retail category, merchandising composition of the property, other leasing opportunities available to us or redevelopment plans for the property. In our efforts to lease space, we compete with numerous developers, owners and operators of retail properties, many of whom own properties similar to, and in the same sub-markets as, our properties. As a result, we cannot assure you that leases will be renewed or that current or future vacancies will be re-leased at rental rates equal to or above the current average rental rates without significant down time, or that substantial rent abatements, tenant improvements, lease inducements, early termination and co-tenancy rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. Additionally, we may incur significant capital expenditures or accommodate requests for renovations and other improvements to make our properties more attractive to tenants. If we choose not to or are unable to renew existing leases, lease vacant space or re-lease space as leases expire, or if rents associated with new or renewed leases are less than expiring rents or we incur significant capital expenditures to improve our properties, our cash flow, financial condition and results of operations could be adversely affected.
Our inability to collect rents from tenants or collect balances due on our leases from any tenants in bankruptcy or experiencing other significant financial hardship may negatively impact our cash flow, financial condition and results of operations.
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
Anchor tenants occupy a significant amount of the square footage and pay a significant portion of the total rent in our retail operating portfolio. Specifically, our 20 largest tenants based on ABR represent 39.2% of occupied GLA and 31.7% of ABR as of December 31, 2016. In addition, anchor tenants and “shadow” anchors, retailers in or adjacent to our properties that occupy space we do not own, contribute to the success of other tenants by drawing customers to a property. The bankruptcy, insolvency or downturn in business of any of our anchor tenants could result in another tenant vacating its space, defaulting on its lease obligations, terminating its lease, exercising co-tenancy rights or renewing its lease at lower rental rates. As a result, our cash flow, financial condition and results of operations could be adversely affected.
If small shop tenants are not successful and, consequently, terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Small shop tenants, those that occupy less than 10,000 square feet, in our retail operating portfolio represent 29.1% of occupied GLA, but 44.8% of ABR as of December 31, 2016. Such tenants may have more limited resources than larger tenants and, as a result, may be more vulnerable to negative economic conditions. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and results of operations could be adversely affected.
Many of the leases at our retail properties contain provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our cash flow, financial condition and results of operations.
Some anchor tenants have the right to vacate their space and continue to pay rent through the end of their lease term, which inhibits our ability to re-lease the space during that period. Additionally, many of the leases at our retail properties contain provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or potentially the tenant’s obligation to remain in the lease, on certain factors, including: (i) the presence and continued operation of a certain anchor tenant or tenants, (ii) minimum occupancy levels at the applicable property or (iii) tenant sales amounts. If such a provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, have its rent reduced or terminate its lease early. A tenant ceasing operations as a result of these provisions could cause a decrease in customer traffic and related decreased sales for other tenants at that property. To the extent these provisions result in lower revenue, our cash flow, financial condition and results of operations could be adversely affected.
Our expenses may remain constant or increase, even if income from our properties decreases, causing our cash flow, financial condition and results of operations to be adversely affected.
Certain costs associated with our business, such as real estate taxes, state and local taxes, insurance, utilities, mortgage payments and corporate expenses, are relatively inflexible and generally do not decrease when a property’s occupancy decreases, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. If we are unable to reduce our operating costs in response to revenue declines, our cash flow, financial condition and results of operations may be adversely affected. In addition, inflationary or other price increases could result in increased operating costs, and increases in assessed valuations or changes in tax rates could result in increased real estate taxes for us and our tenants, and to the extent to which we are unable to fully recover such increases in operating expenses and real estate taxes from tenants, our cash flow, financial condition and results of operations could be adversely affected.
We depend on external sources of capital that are outside of our control, which may affect our ability to execute on strategic opportunities, satisfy our debt obligations and make distributions to our shareholders.
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment and acquisition activities, payments of principal and interest on our existing debt, tenant improvements and leasing costs) from operating cash flow. Consequently, we may rely on third party sources to fund our capital needs. We may not be able to obtain the necessary capital on favorable terms, in the time period we desire, or at all. Additional debt we incur may increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders. Our access to third party sources of capital depends, in part, on general market conditions, the market’s view of the quality of our assets, operating platform and growth potential, our current debt levels, and our current and expected future earnings, cash flow and distributions to our shareholders. If we cannot obtain capital from third party sources, we may be unable to acquire or redevelop properties when strategic opportunities exist, satisfy our principal and interest obligations or make cash distributions to our shareholders necessary to maintain our qualification as a REIT.

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
As of December 31, 2016, we had no properties held in joint ventures. Any joint venture arrangements in which we may engage in the future could be subject to various risks including, among others: (i) lack of exclusive control over the joint venture, which may prevent us from taking actions that are in our best interest, (ii) future capital constraints of our partners, which may force us to contribute more capital than we anticipated to cover the joint venture’s liabilities, (iii) actions by our partners that could jeopardize our REIT status or the tax status of the joint venture, requiring us to pay taxes or subject properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements, and (iv) disputes between us and our partners, which may result in litigation or arbitration that would increase our expenses and require our officers and/or directors to focus a disproportionate amount of their time and effort on the joint venture. If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.

Development, redevelopment, expansions and pad development activities have inherent risks, which could adversely impact our cash flow, financial condition and results of operations.
As of December 31, 2016, we had two properties in redevelopment and three active expansions and pad developments. We have invested a total of approximately $12,357 in these projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate that to complete these projects, it will require an additional $40,700 to $43,700, net of proceeds from land sales, reimbursement from third parties and contributions from project partners, as applicable. We anticipate engaging in additional redevelopment, expansions and pad development activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development, redevelopment, expansions and pad development activities include:

•	expenditure of capital and time on projects that may never be completed;

•	failure or inability to obtain financing on favorable terms or at all;

•	inability to secure necessary zoning or regulatory approvals;

•	higher than estimated construction or operating costs, including labor and material costs;

•
inability to complete construction on schedule due to a number of factors, including inclement weather, labor disruptions, construction delays, delays or failure to receive zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, seismic activity or floods);

•	significant time lag between commencement and stabilization resulting in delayed returns and greater risks due to fluctuations in the general economy, shifts in demographics and competition;

•	decrease in customer traffic during the redevelopment period causing a decrease in tenant sales;

•	inability to secure key anchor or other tenants at anticipated pace of lease-up or at all; and

•	occupancy and rental rates at a newly completed project that may not meet expectations.
If any of the above events were to occur, the development, redevelopment, expansion or pad development of the properties may hinder our growth and may have an adverse effect on our cash flow, financial condition and results of operations. In addition, new development and significant redevelopment activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.
We are subject to litigation that may negatively impact our cash flow, financial condition and results of operations.
We are a defendant from time to time in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we may not be able to accurately predict the ultimate outcome of any such litigation or proceedings. A significant unfavorable outcome could negatively impact our cash flow, financial condition and results of operations.
A number of properties in our portfolio are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We have 12 properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate these properties. Assuming that we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2049 and 2115. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. If we were to lose the right to operate a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.

Uninsured losses or losses in excess of insurance coverage could materially and adversely affect our cash flow, financial condition and results of operations.
Each tenant is responsible for insuring its goods and demised premises and, in most circumstances, is required to reimburse us for its share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which have been determined as sufficient to cover reasonably foreseeable losses. Tenants with net leases typically are required to pay all insurance costs associated with their space. However, material losses may occur in excess of insurance proceeds with respect to any property and, specific to net leases, tenants may fail to obtain adequate insurance. Additionally, losses of a catastrophic nature including loss due to wars, acts of terrorism, seismic activity, floods, hurricanes, wind, other natural disasters, pollution or environmental matters may be considered uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In the instance of a loss that is uninsured or that exceeds policy limits, a significant portion of the capital invested in the damaged property could be lost, as well as the anticipated future revenue of the property, which could materially and adversely affect our financial condition and results of operations. A variety of factors, including, among others, changes in building codes and ordinances and environmental considerations, might also make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. Furthermore, we may be unable to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.
A number of our properties are located in areas which are susceptible to, and could be significantly affected by, natural disasters that could cause significant damage. For example, many of our properties are located in coastal regions and would, therefore, be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms to the extent they are located in impacted areas. In addition, some of our properties are located in California and other regions that are especially susceptible to seismic activity.
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
We may become liable with respect to contaminated property or incur costs to comply with environmental laws, which may negatively impact our cash flow, financial condition and results of operations.
Under various federal, state and local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation, remediation, natural resource damages or third party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may adversely affect our ability to sell, redevelop, or lease such property or to borrow funds using the property as collateral. Environmental laws may also create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We may also be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities. The environmental site assessments described in Item 1. “Business — Environmental Matters” have a limited scope and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted.
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
A decline in the fair value of our assets may require us to recognize an impairment charge on such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the asset’s carrying value. If such a determination were to be made, we would recognize an impairment charge through earnings and write down the carrying value of such assets to a new cost basis based on the fair value of such assets on the date they are considered to not be recoverable. For the years ended December 31, 2016, 2015 and 2014, we recognized aggregate impairment charges related to investment properties of $20,376, $19,937 and $72,203, respectively. We may be required to recognize additional asset impairment charges in the future.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through (i) cyber attacks or cyber intrusions, (ii) malware or ransomware, (iii) computer viruses, (iv) people with access or who gain access to our systems, and (v) other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could significantly disrupt the proper functioning of our networks and systems and, as a result, disrupt our operations, which could have a material adverse effect on our cash flow, financial condition and results of operations.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts and expertise of our senior management team to manage our day-to-day operations and strategic business direction. While we have retention agreements with the members of our executive management team that provide for certain payments in the event of a change of control or termination without cause, we do not have employment agreements with the members of our executive management team. Therefore, we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.
RISKS RELATED TO OUR DEBT FINANCING
We are generally subject to the risks associated with debt financing and our debt service obligations could adversely affect our financial health and operating flexibility.
Required principal and interest payments on our indebtedness reduce funds available for general business purposes and distributions to our shareholders. Our existing debt financing and debt service obligations also increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates. In addition, as our existing debt comes due, we may be unable to refinance it on favorable terms, or at all, which could adversely affect our cash flow, financial condition and results of operations.
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
Our cash flow, financial condition and results of operations could be adversely affected by financial and other covenants and provisions under the unsecured credit agreement governing our Unsecured Credit Facility or our other debt agreements.
Our Unsecured Credit Facility, which is comprised of our unsecured revolving line of credit and two unsecured term loans, is governed by our unsecured credit agreement (the Unsecured Credit Agreement). Our other debt agreements include, but are not limited to, the Indenture, as supplemented, governing our Notes Due 2025 (the Indenture), the note purchase agreements governing our Notes Due 2021, 2024, 2026 and 2028 (the Note Purchase Agreements) and the credit agreement governing our Term Loan Due 2023, which closed during the year ended December 31, 2016 and funded on January 3, 2017 (the Term Loan Agreement). The Unsecured Credit Agreement, the Indenture, the Note Purchase Agreements, the Term Loan Agreement and any future debt agreements require, or may require, compliance with certain financial and operating covenants, including, among others, the requirement to maintain maximum unencumbered, secured and consolidated leverage ratios, minimum interest, fixed charge, debt service and unencumbered interest coverage ratios, a minimum ratio of assets to unsecured debt and a minimum consolidated net worth. They also contain or may contain customary events of default, including defaults on any of our recourse indebtedness in excess of $50,000. The provisions of these agreements could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or other accretive transactions.
In addition, our senior unsecured debt obligations, including our Unsecured Credit Facility, Notes Due 2021, 2024, 2025, 2026 and 2028 and Term Loan Due 2023, are pari passu in priority of payment. Therefore, a breach of these covenants or other events of default would allow the lenders to require us to accelerate payment of amounts outstanding under one or all of these agreements. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.
Given the restrictions in our debt covenants, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or to pursue strategic opportunities in the future.

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
We may choose to retire debt prior to its stated maturity date and may incur debt prepayment costs as a result, some of which may be significant.
At times, management has decided to retire debt prior to its stated maturity date, and in doing so, we have incurred prepayment or defeasance premiums in accordance with the relevant loan agreements. If we choose to retire debt prior to its stated maturity date in the future, we may incur significant debt prepayment costs or defeasance premiums, which could have an adverse effect on our cash flow and results of operations.
Defaults on secured indebtedness may result in foreclosure.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. In the event of a default under any of our recourse indebtedness, we may also remain liable for any deficiency between the value of the property securing such loan and the principal and accrued interest on the loan.
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
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our cash flow, financial condition and results of operations.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretation of those laws (or other laws affecting our business) may be amended. We cannot predict if or when any new or amended U.S. federal income tax law, regulation or administrative interpretation (or any repeal thereof) will become effective, and any such law, regulation, interpretation or repeal may take effect retroactively. Any such changes could adversely affect our cash flow, financial condition and results of operations.

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
If a transaction intended to qualify as an Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange) is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may be unable to dispose of properties on a tax-deferred basis.
From time to time we may dispose of properties in transactions that are intended to qualify as 1031 Exchanges. It is possible that the qualification of a transaction as a 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the ordinary dividend income to our stockholders. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a 1031 Exchange were later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.
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
One of the factors that may influence the prices of our publicly-traded debt and equity securities is the interest rate on our publicly-traded debt and the dividend yield on our common and preferred stock relative to market interest rates. If market interest rates, which are currently at low levels relative to historical rates, rise, our borrowing costs could rise and result in less funds being available for distribution. Therefore, we may not be able to, or we may choose not to, provide a higher distribution rate on our common stock. In addition, fluctuations in interest rates could adversely affect the market value of our properties. These factors could result in a decline in the market prices of our publicly-traded debt and equity securities.
Future offerings of debt securities, which would be senior to our common and preferred stock, or equity securities, which would dilute the interests of our existing shareholders and may be senior to our existing common stock, may adversely affect the market prices of our common and preferred stock.
We have issued one series of preferred stock, $700,000 of unsecured notes and have established an at-the-market (ATM) equity program under which we may sell shares of our Class A common stock. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred or common stock. Holders of debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Furthermore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. We are not required to offer any such equity securities to existing shareholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market prices of our common and preferred stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders bear the risk of our future offerings reducing the market prices of our common and preferred stock and diluting their proportionate ownership.
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
The Financial Accounting Standards Board (FASB) recently issued new guidance on a variety of topics, including, among others, lease accounting and revenue recognition, that may impact how we account for certain transactions. Specifically, the new lease accounting guidance will require the recognition of a lease liability and a right-of-use asset for operating leases where we are the lessee, such as ground leases and office and equipment leases. We are continuing to assess the impact of adoption of the new standards at this time and, as such, are unable to predict the full impact these new standards, or other new accounting standards that we have not yet adopted, could have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth summary information regarding our operating portfolio as of December 31, 2016. Dollars (other than per square foot information) and square feet of GLA are presented in thousands. This information is grouped into divisions based on the manner in which we have structured our asset management, property management and leasing operations. For additional property details on our operating portfolio, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Division	Number of Properties	ABR	% of Total Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA	% of Total Retail GLA (a)	Occupancy (b)
Eastern Division
Alabama, Connecticut, Florida, Georgia, Indiana, Maryland, Massachusetts, Michigan, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia	89	$213,990	51.3%	$16.22	13,903	53.8%	94.9%
Western Division
Arizona, California, Colorado, Illinois, Louisiana, New Mexico, Oklahoma, Texas, Washington	67	202,917	48.7%	18.15	11,929	46.2%	93.7%

Total retail operating portfolio	156	416,907	100.0%	17.11	25,832	100.0%	94.3%
Office	1	69		7.01	895		1.1%
Total operating portfolio (c)	157	$416,976		$17.11	26,727		91.2%

(a)	Percentages are only provided for our retail operating portfolio.

(b)
Calculated as the percentage of economically occupied GLA as of December 31, 2016. Including leases signed but not commenced, our retail operating portfolio and our consolidated operating portfolio were 95.0% and 93.3% leased, respectively, as of December 31, 2016.

(c)
Excludes one multi-tenant retail operating property and one single-user retail operating property classified as held for sale as of December 31, 2016, as well as two properties where we have begun redevelopment activities.

The following table sets forth information regarding the 20 largest tenants in our retail operating portfolio based on ABR as of December 31, 2016. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Tenant	Primary DBA	Number of Stores	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	Occupied GLA	% of Occupied GLA
Best Buy Co., Inc.	Best Buy, Pacific Sales	20	$12,219	2.9%	$15.53	787	3.2%
Ahold U.S.A. Inc.	Giant Foods, Stop & Shop, Martin's	9	11,006	2.6%	19.87	554	2.3%
Ross Stores, Inc.	Ross Dress for Less	30	9,752	2.3%	11.04	883	3.6%
The TJX Companies, Inc.	HomeGoods, Marshalls, T.J. Maxx	33	9,406	2.3%	9.95	945	3.9%
Bed Bath & Beyond Inc.	Bed Bath & Beyond, Buy Buy Baby, The Christmas Tree Shops, Cost Plus World Market	24	8,434	2.0%	13.43	628	2.6%
PetSmart, Inc.		26	7,993	1.9%	14.91	536	2.2%
Regal Entertainment Group	Edwards Cinema	2	6,911	1.7%	31.56	219	0.9%
AB Acquisition LLC	Safeway, Jewel-Osco, Shaw’s Supermarket, Tom Thumb	8	6,134	1.5%	13.19	465	1.9%
Michaels Stores, Inc.	Michaels, Aaron Brothers Art & Frame	23	6,108	1.5%	11.86	515	2.1%
The Gap, Inc.	Old Navy, Banana Republic, The Gap, Gap Factory Store, Athleta	26	5,396	1.3%	16.35	330	1.4%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Golf Galaxy, Field & Stream	9	5,325	1.3%	13.55	393	1.6%
The Kroger Co.	Kroger, Harris Teeter, King Soopers, QFC	10	5,289	1.3%	10.02	528	2.2%
Ascena Retail Group Inc.	Dress Barn, Lane Bryant, Justice, Catherine’s, Ann Taylor, Maurices, LOFT	47	5,182	1.2%	20.32	255	1.0%
Pier 1 Imports, Inc.		24	4,970	1.2%	20.45	243	1.0%
Publix Super Markets Inc.		11	4,964	1.2%	10.65	466	1.9%
Office Depot, Inc.	Office Depot, OfficeMax	17	4,953	1.2%	14.19	349	1.4%
Lowe’s Companies, Inc.		6	4,790	1.1%	6.44	744	3.1%
BJ’s Wholesale Club, Inc.		2	4,609	1.1%	18.81	245	1.0%
Party City Holdings Inc.		23	4,496	1.1%	14.50	310	1.3%
Mattress Firm Holding Corp.	Mattress Firm, Sleepy’s	30	4,257	1.0%	28.57	149	0.6%
Total Top Retail Tenants		380	$132,194	31.7%	$13.85	9,544	39.2%

The following table sets forth a summary, as of December 31, 2016, of lease expirations scheduled to occur during 2017 and each of the nine calendar years from 2018 to 2026 and thereafter, assuming no exercise of renewal options or early termination rights for all leases in our retail operating portfolio. The following table is based on leases commenced as of December 31, 2016. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Lease Expiration Year	Lease Count	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	GLA	% of Occupied GLA
2017 (a)	356	$25,470	6.2%	$18.51	1,376	5.6%
2018	472	52,328	12.5%	19.17	2,729	11.2%
2019	533	69,138	16.6%	18.76	3,685	15.1%
2020	379	47,443	11.4%	15.97	2,971	12.2%
2021	339	50,077	12.0%	18.05	2,775	11.4%
2022	199	40,206	9.6%	14.34	2,804	11.6%
2023	117	25,364	6.0%	15.36	1,651	6.7%
2024	161	30,299	7.3%	16.14	1,877	7.7%
2025	105	23,282	5.6%	16.51	1,410	5.8%
2026	89	16,640	4.0%	18.74	888	3.7%
Thereafter	80	35,265	8.5%	16.51	2,136	8.7%
Month-to-month	22	1,395	0.3%	20.82	67	0.3%
Total	2,852	$416,907	100.0%	$17.11	24,369	100.0%

(a)	Excludes month-to-month leases.
The single-user lease at our one remaining office property expired on November 30, 2016. We continue to focus on leasing the vacant space at this property and have leased 397,000 square feet of the available 895,000 square feet as of December 31, 2016.
ITEM 3. LEGAL PROCEEDINGS
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters may not be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material effect on our consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our Class A common stock, which trades on the NYSE under the trading symbol “RPAI”, and the quarterly dividend distributions per share of common stock for the years ended December 31, 2016 and 2015:

	Sales Price		Dividends per Share
	High	Low
2016
Fourth Quarter	$16.97	$14.42	$0.165625
Third Quarter	$17.78	$16.29	$0.165625
Second Quarter	$17.00	$15.55	$0.165625
First Quarter	$16.09	$14.02	$0.165625
2015
Fourth Quarter	$15.60	$13.79	$0.165625
Third Quarter	$15.39	$13.10	$0.165625
Second Quarter	$16.18	$13.83	$0.165625
First Quarter	$18.24	$15.42	$0.165625
The closing share price for our Class A common stock on February 10, 2017, as reported on the NYSE, was $15.23.
We have determined that the dividends paid during 2016 and 2015 on our Class A common stock qualify for the following tax treatment:

	2016	2015
Ordinary dividends	$0.449528	$0.499116
Non-dividend distributions	0.212972	0.163384
Total distribution per common share	$0.662500	$0.662500
As of February 10, 2017, there were approximately 14,900 record holders of our Class A common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency.
We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. The Code imposes tax on any undistributed REIT taxable income.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansions and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital, (vii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our unsecured credit agreement, and to reduce any income and excise taxes that we otherwise would be required to pay and (viii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
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
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2016.
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchases, including shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted shares, during the quarter ended December 31, 2016:

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock		Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
October 1, 2016 to October 31, 2016	1	$15.99		—	$250,000
November 1, 2016 to November 30, 2016	505	$14.92		505	$242,454
December 1, 2016 to December 31, 2016	105	$15.06	(b)	86	$241,159
Total	611	$14.94		591	$241,159

(a)	As disclosed on the Form 8-K dated December 15, 2015, represents the amount outstanding under our $250,000 common stock repurchase program, which has no scheduled expiration date.

(b)	Under the repurchase program, the average repurchase price per share was $14.99 for the period from December 1, 2016 to December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes appearing elsewhere in this annual report.
RETAIL PROPERTIES OF AMERICA, INC.
As of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012
(Amounts in thousands, except per share amounts)

	2016	2015	2014	2013	2012
Net investment properties	$4,056,173	$4,254,647	$4,314,905	$4,474,044	$4,687,091
Total assets	$4,452,973	$4,621,251	$4,787,989	$4,858,518	$5,212,544
Total debt	$1,997,925	$2,166,238	$2,318,735	$2,280,587	$2,567,206
Total shareholders’ equity	$2,152,086	$2,155,337	$2,187,881	$2,307,340	$2,374,259

Total revenues	$583,143	$603,960	$600,614	$551,508	$531,171
Expenses:
Depreciation and amortization	224,430	214,706	215,966	222,710	208,658
Other	232,567	248,184	282,003	251,277	187,949
Total expenses	456,997	462,890	497,969	473,987	396,607
Operating income	126,146	141,070	102,645	77,521	134,564
Gain on extinguishment of debt	13,653	—	—	—	3,879
Gain on extinguishment of other liabilities	6,978	—	4,258	—	—
Equity in loss of unconsolidated joint ventures, net	—	—	(2,088)	(1,246)	(6,307)
Gain on sale of joint venture interest	—	—	—	17,499	—
Gain on change in control of investment properties	—	—	24,158	5,435	—
Interest expense	(109,730)	(138,938)	(133,835)	(146,805)	(171,295)
Other non-operating income, net	63	1,700	5,459	4,741	24,791
Income (loss) from continuing operations	37,110	3,832	597	(42,855)	(14,368)
Income from discontinued operations, net	—	—	507	50,675	6,078
Gain on sales of investment properties, net	129,707	121,792	42,196	5,806	7,843
Net income (loss)	166,817	125,624	43,300	13,626	(447)
Net income attributable to noncontrolling interest	—	(528)	—	—	—
Net income (loss) attributable to the Company	166,817	125,096	43,300	13,626	(447)
Preferred stock dividends	(9,450)	(9,450)	(9,450)	(9,450)	(263)
Net income (loss) attributable to common shareholders	$157,367	$115,646	$33,850	$4,176	$(710)
Earnings (loss) per common share – basic and diluted:
Continuing operations	$0.66	$0.49	$0.14	$(0.20)	$(0.03)
Discontinued operations	—	—	—	0.22	0.03
Net income per common share attributable to common shareholders	$0.66	$0.49	$0.14	$0.02	$—

Distributions declared – preferred	$9,450	$9,450	$9,450	$9,713	$—
Distributions declared per preferred share	$1.75	$1.75	$1.75	$1.80	$—
Distributions declared – common	$157,168	$157,173	$156,742	$155,616	$146,769
Distributions declared per common share	$0.66	$0.66	$0.66	$0.66	$0.66
Cash flows provided by operating activities	$263,748	$265,813	$254,014	$239,632	$167,085
Cash flows provided by investing activities	$17,537	$25,288	$77,900	$103,212	$471,829
Cash flows used in financing activities	$(279,590)	$(351,969)	$(277,812)	$(422,723)	$(636,854)
Weighted average number of common shares outstanding – basic	236,651	236,380	236,184	234,134	220,464
Weighted average number of common shares outstanding – diluted	236,951	236,382	236,187	234,134	220,464

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Business” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “intends”, “plans”, “estimates”, “continue” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in our target markets where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

▪	real estate valuations;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions and dispositions, including our ability to identify and pursue acquisition and disposition opportunities;

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors”. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form  10-K, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located shopping centers in the United States. As of December 31, 2016, we owned 156 retail operating properties representing 25,832,000 square feet of GLA. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of December 31, 2016:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Neighborhood and community centers	81	9,958	94.2%	94.4%
Power centers	50	11,430	95.8%	96.9%
Lifestyle centers and mixed-use properties	14	3,868	89.7%	90.3%
Total multi-tenant retail	145	25,256	94.2%	94.9%
Single-user retail	11	576	100.0%	100.0%
Total retail operating portfolio	156	25,832	94.3%	95.0%
Office	1	895	1.1%	44.3%
Total operating portfolio (b)	157	26,727	91.2%	93.3%

(a)	Includes leases signed but not commenced.

(b)	Excludes one multi-tenant retail operating property and one single-user retail operating property classified as held for sale as of December 31, 2016.
In addition to our operating portfolio, as of December 31, 2016, we owned two properties where we have begun redevelopment activities.
We are in the midst of a portfolio repositioning effort, the core objective of which is to become a dominant owner of multi-tenant retail properties in 10 to 15 target markets, owning 3,000,000 to 5,000,000 square feet in each market. To date, we have identified 10 target markets: Dallas, Washington, D.C./Baltimore, New York, Atlanta, Seattle, Chicago, Houston, San Antonio, Phoenix and Austin. Depending on whether favorable market conditions exist, among other factors, we expect to substantially complete our portfolio repositioning efforts by the end of 2018.

2016 Company Highlights
Acquisitions
During the year ended December 31, 2016, we continued to execute our investment strategy by acquiring seven multi-tenant retail operating properties, the fee interest in an existing wholly-owned multi-tenant retail operating property and the anchor space improvements at an existing wholly-owned multi-tenant retail operating property for a total purchase price of $408,308.
The following table summarizes our 2016 acquisitions:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade	Chicago	Multi-tenant retail	183,200	65,954
April 1, 2016	The Shoppes at Union Hill (b)	New York	Multi-tenant retail	91,700	63,060
April 29, 2016	Ashland & Roosevelt – Fee Interest (c)	Chicago	Ground lease interest (c)	—	13,850
May 5, 2016	Tacoma South	Seattle	Multi-tenant retail	230,700	39,400
June 15, 2016	Eastside	Dallas	Multi-tenant retail	67,100	23,842
August 30, 2016	Woodinville Plaza – Anchor Space Improvements (d)	Seattle	Anchor space improvements (d)	—	4,500
November 22, 2016	One Loudoun Downtown – Phase I (e)	Washington, D.C.	Multi-tenant retail	340,600	124,971
				1,102,300	$408,308

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	In conjunction with this acquisition, we assumed mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031.

(c)
We acquired the fee interest in an existing wholly-owned multi-tenant retail operating property located in Chicago, Illinois, which was previously subject to a ground lease with a third party. In conjunction with this transaction, we reversed the straight-line ground rent liability of $6,978, which is reflected as “Gain on extinguishment of other liabilities” in the accompanying consolidated statements of operations and other comprehensive income.

(d)
We acquired the anchor space improvements, which were previously subject to a ground lease with us, at an existing wholly-owned multi-tenant retail operating property located in Woodinville, Washington.

(e)
The remaining phases at One Loudoun Downtown, representing an aggregate gross purchase price of up to $35,500, are expected to close throughout the first three quarters of 2017 as the seller completes construction on stand-alone buildings at the property.

During the year ended December 31, 2016, we also completed a non-monetary transaction in which we received the fee interest in less than an acre of adjacent land and terminated the ground lease on certain undeveloped parcels at an existing wholly-owned multi-tenant retail operating property located in Southlake, Texas in exchange for the fee interest in approximately 2.5 acres of undeveloped parcels. As a result of this transaction, our fee interest in certain undeveloped parcels at the property are no longer encumbered by the ground lease. We capitalized $113 of costs related to this transaction.
Subsequent to December 31, 2016, we acquired Main Street Promenade, a 181,600 square foot multi-tenant retail property located in the Chicago MSA, for a gross purchase price of $88,000 through a consolidated variable interest entity (VIE) to facilitate a potential 1031 Exchange. In total for 2017, we expect to acquire approximately $375,000 to $475,000 of strategic acquisitions in our target markets, some of which may be structured as 1031 Exchanges.
Dispositions
During the year ended December 31, 2016, we continued to pursue targeted dispositions of select non-target and single-user properties. Consideration from dispositions totaled $540,362 and included the sales of 10 multi-tenant retail operating properties aggregating 2,388,000 square feet for total consideration of $386,625, 35 single-user retail properties aggregating 625,900 square feet for total consideration of $151,487 and one development property, which was not under active development, for consideration of $2,250.

The following table summarizes our 2016 dispositions:

Date	Property Name	Property Type	Square Footage	Consideration
February 1, 2016	The Gateway (a)	Multi-tenant retail	623,200	$75,000
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500
March 30, 2016	Six Property Portfolio (b)	Single-user retail	230,400	35,413
April 20, 2016	CVS Pharmacy – Oklahoma City	Single-user retail	10,900	4,676
June 2, 2016	Rite Aid Store (Eckerd) – Canandaigua & Tim Horton Donut Shop (c)	Single-user retail	16,600	5,400
June 15, 2016	Academy Sports – Midland	Single-user retail	61,200	5,541
June 23, 2016	Four Rite Aid Portfolio (d)	Single-user retail	45,400	15,934
July 8, 2016	Broadway Shopping Center	Multi-tenant retail	190,300	20,500
July 21, 2016	Mid-Hudson Center	Multi-tenant retail	235,600	27,500
July 27, 2016	Rite Aid Store (Eckerd), Main St. – Buffalo	Single-user retail	10,900	3,388
July 29, 2016	Rite Aid Store (Eckerd) – Lancaster	Single-user retail	10,900	3,425
August 4, 2016	Alison’s Corner	Multi-tenant retail	55,100	7,850
August 5, 2016	Rite Aid Store (Eckerd) – Lake Ave.	Single-user retail	13,200	5,400
August 12, 2016	Maple Tree Place	Multi-tenant retail	489,000	90,000
August 12, 2016	CVS Pharmacy – Burleson	Single-user retail	10,900	4,190
August 18, 2016	Mitchell Ranch Plaza	Multi-tenant retail	199,600	55,625
August 22, 2016	Rite Aid Store (Eckerd), E. Main St. – Batavia	Single-user retail	13,800	5,050
September 9, 2016	Rite Aid Store (Eckerd) – Lockport	Single-user retail	13,800	4,690
September 9, 2016	Rite Aid Store (Eckerd), Ferry St. – Buffalo	Single-user retail	10,900	3,600
November 9, 2016	Walgreens – Northwoods	Single-user retail	16,300	6,450
November 23, 2016	Ten Rite Aid Portfolio (e)	Single-user retail	119,700	30,000
December 8, 2016	Vail Ranch Plaza	Multi-tenant retail	101,800	27,450
December 15, 2016	Pacheco Pass Phase I & II	Multi-tenant retail	194,300	41,500
December 16, 2016	South Billings Center (f)	Development (f)	—	2,250
December 22, 2016	Rite Aid Store (Eckerd) – Colesville	Single-user retail	13,400	7,700
December 29, 2016	Commons at Royal Palm	Multi-tenant retail	156,500	23,700
December 30, 2016	CVS Pharmacy (Eckerd) – Edmond & CVS Pharmacy (Eckerd) – Norman (g)	Single-user retail	27,600	10,630
			3,013,900	$540,362

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

(d)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Cheektowaga, (ii) Rite Aid Store (Eckerd), W. Main St. – Batavia, (iii) Rite Aid Store (Eckerd), Union Rd. – West Seneca and (iv) Rite Aid Store (Eckerd) – Greece.

(e)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Chattanooga, (ii) Rite Aid Store (Eckerd) – Yorkshire, (iii) Rite Aid Store (Eckerd), Sheridan Dr. – Amherst, (iv) Rite Aid Store (Eckerd) – Grand Island, (v) Rite Aid Store (Eckerd) – North Chili, (vi) Rite Aid Store (Eckerd) – Tonawanda, (vii) Rite Aid Store (Eckerd) – Irondequoit, (viii) Rite Aid Store (Eckerd) – Hudson, (ix) Rite Aid Store (Eckerd), Transit Rd. – Amherst and (x) Rite Aid Store (Eckerd), Harlem Rd. – West Seneca.

(f)	South Billings Center was classified as a development property but was not under active development.

(g)	The terms of the disposition of CVS Pharmacy (Eckerd) – Edmond and CVS Pharmacy (Eckerd) – Norman were negotiated as a single transaction.
During the year ended December 31, 2016, we also disposed of a single-user outparcel for consideration of $2,639.
Subsequent to December 31, 2016, we sold Rite Aid Store (Eckerd), Culver Rd., a 10,900 square foot single-user retail operating property, for consideration of $500. During 2017, we expect targeted dispositions to be approximately $800,000 to $900,000, some of which may be structured as 1031 Exchanges.

Market Summary
As a result of our capital recycling efforts over the past several years, we increased the amount of ABR in our target markets to 66.9% of our total multi-tenant retail ABR, including amounts attributable to our redevelopments. The following table summarizes our operating portfolio by market as of December 31, 2016:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Target Markets
Dallas, Texas	20	$82,265	20.4%	$21.56	4,098	16.2%	93.1%	93.4%
Washington, D.C. / Baltimore, Maryland	13	49,935	12.4%	21.83	2,611	10.3%	87.6%	88.5%
New York, New York	8	34,091	8.4%	27.69	1,260	5.0%	97.7%	98.0%
Chicago, Illinois	6	20,117	5.0%	19.72	1,076	4.3%	94.8%	95.0%
Seattle, Washington	8	19,514	4.8%	14.32	1,473	5.8%	92.5%	94.6%
Atlanta, Georgia	9	19,385	4.8%	12.97	1,513	6.0%	98.8%	98.8%
Houston, Texas	9	15,423	3.8%	14.08	1,141	4.5%	96.0%	96.2%
San Antonio, Texas	3	11,630	2.8%	16.29	724	2.9%	98.6%	98.6%
Phoenix, Arizona	3	10,015	2.5%	17.17	632	2.5%	92.3%	92.3%
Austin, Texas	4	5,199	1.3%	15.99	350	1.4%	92.9%	92.9%
Subtotal	83	267,574	66.2%	19.21	14,878	58.9%	93.6%	94.1%

Non-Target – Top 50 MSAs	25	51,626	12.8%	15.36	3,587	14.2%	93.7%	96.0%

Subtotal Target Markets and Top 50 MSAs	108	319,200	79.0%	18.47	18,465	73.1%	93.6%	94.5%

Non-Target – Other	37	84,884	21.0%	13.06	6,791	26.9%	95.7%	95.9%

Total Multi-Tenant Retail	145	404,084	100.0%	16.98	25,256	100.0%	94.2%	94.9%

Single-User Retail	11	12,823		22.26	576		100.0%	100.0%

Total Retail	156	416,907		17.11	25,832		94.3%	95.0%

Office	1	69		7.01	895		1.1%	44.3%

Total Operating Portfolio (b)	157	$416,976		$17.11	26,727		91.2%	93.3%

(a)
Excludes $7,857 of multi-tenant retail ABR and 816 square feet of multi-tenant retail GLA attributable to our two active redevelopments, which are located in the Washington, D.C./Baltimore MSA. Including these amounts, 66.9% of our multi-tenant retail ABR and 60.2% of our multi-tenant retail GLA is located in our target markets.

(b)	Excludes one multi-tenant retail operating property and one single-user retail operating property classified as held for sale as of December 31, 2016.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the year ended December 31, 2016. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a) (b)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	372	2,321	$19.65	$18.43	6.62%	4.75	$1.29
Comparable New Leases	54	335	18.20	16.00	13.75%	9.53	31.50
Non-Comparable New and Renewal Leases (c)	114	676	14.04	N/A	N/A	7.67	18.07
Total	540	3,332	$19.47	$18.12	7.45%	5.68	$7.73

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Excluding the impact from eight Rite Aid leases executed in the first quarter that were extended to effectuate the planned 2016 disposition of these single-user assets, all of which were sold during the second and third quarters, combined comparable re-leasing spreads were approximately 7.8% and comparable renewal re-leasing spreads were approximately 7.0% over previous rental rates for the year ended December 31, 2016.

(c)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

We anticipate our leasing efforts in 2017 will focus on (i) natural lease expirations, (ii) anchor spaces previously occupied by bankrupt tenants and (iii) vacant small shop space. In each case, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and ensure the right mix of operators and unique retailers at our properties. Additionally, we continue to expect new small shop leases to generally be non-comparable in nature as the leased space is likely to have been vacant for longer than 12 months.
The single-user lease at our one remaining office property expired on November 30, 2016. We continue to focus on leasing the vacant space at this property and have leased 397,000 square feet of the available 895,000 square feet as of December 31, 2016.
Capital Markets
During the year ended December 31, 2016, we:

•
issued $100,000 of 10-year 4.08% senior unsecured notes and $100,000 of 12-year 4.24% senior unsecured notes in private placement transactions pursuant to a note purchase agreement we entered into with certain institutional investors;

•	closed on a seven-year $200,000 unsecured term loan, which funded on January 3, 2017;

•
entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,200,000, consisting of a $750,000 unsecured revolving line of credit and two unsecured term loans totaling $450,000 (Unsecured Credit Facility);

•	repaid $14,000, net of borrowings, on our unsecured revolving line of credit;

•	repurchased 591 shares of our common stock at an average price per share of $14.93 for a total of $8,841, resulting in $241,159 remaining available under our $250,000 common stock repurchase program;

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

•
repaid or defeased mortgages payable totaling $263,548 and made scheduled principal payments of $13,180 related to amortizing loans. One of the mortgages repaid, with a principal balance of $7,750 at maturity, had been swapped to a fixed rate and we had guaranteed a portion of the outstanding balance. Upon repayment of the mortgage on its scheduled maturity date, the interest rate swap expired and our guarantee was extinguished;

•	disposed of The Gateway through a lender-directed sale in full satisfaction of our $94,353 mortgage obligation; and

•	assumed a mortgage payable with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031 in conjunction with the acquisition of The Shoppes at Union Hill.
Distributions
We declared quarterly distributions totaling $1.75 per share of preferred stock and quarterly distributions totaling $0.6625 per share of common stock during 2016.

Results of Operations
Comparison of Results for the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	Change
Revenues
Rental income	$455,658	$472,344	$(16,686)
Tenant recovery income	118,569	119,536	(967)
Other property income	8,916	12,080	(3,164)
Total revenues	583,143	603,960	(20,817)

Expenses
Operating expenses	85,895	94,780	(8,885)
Real estate taxes	81,774	82,810	(1,036)
Depreciation and amortization	224,430	214,706	9,724
Provision for impairment of investment properties	20,376	19,937	439
General and administrative expenses	44,522	50,657	(6,135)
Total expenses	456,997	462,890	(5,893)

Operating income	126,146	141,070	(14,924)

Gain on extinguishment of debt	13,653	—	13,653
Gain on extinguishment of other liabilities	6,978	—	6,978
Interest expense	(109,730)	(138,938)	29,208
Other income, net	63	1,700	(1,637)
Income from continuing operations	37,110	3,832	33,278
Gain on sales of investment properties	129,707	121,792	7,915
Net income	166,817	125,624	41,193
Net income attributable to noncontrolling interest	—	(528)	528
Net income attributable to the Company	166,817	125,096	41,721
Preferred stock dividends	(9,450)	(9,450)	—
Net income attributable to common shareholders	$157,367	$115,646	$41,721
Net income attributable to common shareholders increased $41,721 from $115,646 for the year ended December 31, 2015 to $157,367 for the year ended December 31, 2016 primarily as a result of the following:

•	a $29,208 decrease in interest expense primarily consisting of:

•	a $21,387 decrease in interest on mortgages payable due to a reduction in mortgage debt; and

•	a $12,582 decrease in prepayment penalties and defeasance premiums;
partially offset by

•	a $2,184 increase in interest on our Unsecured Credit Facility primarily due to higher average balances on our unsecured revolving line of credit and higher LIBOR interest rates;

•	a $1,944 increase in interest due to a full year of interest expense from our 4.00% senior unsecured notes due 2025 (Notes Due 2025), which were issued in March 2015; and

•	a $1,020 increase in interest from our 4.08% senior unsecured notes due 2026 (Notes Due 2026), which were issued in September 2016;

•
a $13,653 gain on extinguishment of debt recognized during the year ended December 31, 2016 associated with the disposition of The Gateway through a lender-directed sale in full satisfaction of our mortgage obligation. No such gain was recorded during the year ended December 31, 2015;

•
an $8,954 decrease in operating expenses and real estate taxes, net of tenant recovery income, primarily as a result of the operating properties sold during 2015 and 2016 or classified as held for sale as of December 31, 2016 and the impact from our same store portfolio, partially offset by an increase from our one remaining office property;

•
a $7,915 increase in gain on sales of investment properties related to the sales of 46 investment properties and one single-user outparcel, representing approximately 3,013,900 square feet of GLA, during the year ended December 31, 2016 compared to the sales of 26 investment properties, representing approximately 3,917,200 square feet of GLA, during the year ended December 31, 2015;

•
a $6,978 gain on extinguishment of other liabilities recognized during the year ended December 31, 2016 related to the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of the straight-line ground rent liability associated with the ground lease; and

•
a $6,135 decrease in general and administrative expenses primarily consisting of executive and realignment separation charges of $4,730 incurred during the year ended December 31, 2015, which were not present in 2016, and a $1,521 decrease in executive and employee bonus expense. During 2017, we expect to incur approximately $42,000 to $44,000 of general and administrative expenses;

partially offset by

•
a $16,686 decrease in rental income primarily consisting of a $16,324 decrease in base rent resulting from the operating properties sold during 2015 and 2016 or classified as held for sale as of December 31, 2016, along with our redevelopment properties and our one remaining office property, partially offset by an increase from the operating properties acquired during 2015 and 2016 and growth from our same store portfolio;

•	a $9,724 increase in depreciation and amortization primarily attributable to the write-off of assets taken out of service at two redevelopment properties during the year ended December 31, 2016; and

•
a $3,164 decrease in other property income primarily as a result of the operating properties sold during 2015 and 2016 or classified as held for sale as of December 31, 2016, along with our same store portfolio and our redevelopment properties, partially offset by an increase from the operating properties acquired during 2015 and 2016.

Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income, (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than straight-line ground rent expense and amortization of acquired ground lease intangibles, which are non-cash items. NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Operating income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.

Same store portfolio – 2016 and 2015
For the year ended December 31, 2016, our same store portfolio consisted of 140 retail operating properties acquired or placed in service and stabilized prior to January 1, 2015. The number of properties in our same store portfolio decreased to 140 as of December 31, 2016 from 180 as of December 31, 2015 as a result of the following:

•	the removal of 44 same store investment properties sold during the year ended December 31, 2016;

•	the removal of two same store investment properties classified as held for sale as of December 31, 2016;

•	the removal of one investment property where we have begun activities in anticipation of a redevelopment, which we expected to have a significant impact to property NOI during 2016; and

•	the removal of our one remaining office property;
partially offset by

•	the addition of eight investment properties acquired during the year ended December 31, 2014.
The sale of South Billings Center on December 16, 2016 did not impact the number of same store properties as it was a development property and consequently did not meet the criteria to be included in our same store portfolio.
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

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
Net income attributable to common shareholders	$157,367	$115,646	$41,721
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	9,450	9,450	—
Net income attributable to noncontrolling interest	—	528	(528)
Gain on sales of investment properties	(129,707)	(121,792)	(7,915)
Depreciation and amortization	224,430	214,706	9,724
Provision for impairment of investment properties	20,376	19,937	439
General and administrative expenses	44,522	50,657	(6,135)
Gain on extinguishment of debt	(13,653)	—	(13,653)
Gain on extinguishment of other liabilities	(6,978)	—	(6,978)
Interest expense	109,730	138,938	(29,208)
Straight-line rental income, net	(4,601)	(3,498)	(1,103)
Amortization of acquired above and below market lease intangibles, net	(2,991)	(3,621)	630
Amortization of lease inducements	1,033	847	186
Lease termination fees	(3,339)	(3,757)	418
Straight-line ground rent expense	3,253	3,722	(469)
Amortization of acquired ground lease intangibles	(560)	(560)	—
Other income, net	(63)	(1,700)	1,637
NOI	408,269	419,503	(11,234)
NOI from Other Investment Properties	(81,483)	(103,832)	22,349
Same Store NOI	$326,786	$315,671	$11,115

	Year Ended December 31,
	2016	2015	Change
Same Store NOI:
Base rent	$355,077	$347,806	$7,271
Percentage and specialty rent	3,626	3,095	531
Tenant recovery income	96,208	94,354	1,854
Other property operating income	3,405	3,527	(122)
	458,316	448,782	9,534

Property operating expenses	64,355	65,722	(1,367)
Bad debt expense	31	1,179	(1,148)
Real estate taxes	67,144	66,210	934
	131,530	133,111	(1,581)

Same Store NOI	$326,786	$315,671	$11,115
Same Store NOI increased $11,115, or 3.5%, primarily due to the following:

•
base rent and percentage and specialty rent increased $7,802 primarily due to an increase of $2,983 from contractual rent changes, $2,574 from occupancy growth, $2,353 from re-leasing spreads and $531 from percentage and specialty rent, partially offset by a decrease of $718 from rent abatements; and

•
property operating expenses, bad debt expense and real estate taxes, net of tenant recovery income, decreased $3,435 primarily as a result of decreases in certain non-recoverable property operating expenses and bad debt expense combined with lower net recoverable property operating expenses and net real estate taxes resulting from lower than anticipated expenses and the receipt of real estate tax refunds.

Comparison of Results for the Years Ended December 31, 2015 to 2014

	Year Ended December 31,
	2015	2014	Change
Revenues
Rental income	$472,344	$474,684	$(2,340)
Tenant recovery income	119,536	115,719	3,817
Other property income	12,080	10,211	1,869
Total revenues	603,960	600,614	3,346

Expenses
Operating expenses	94,780	96,798	(2,018)
Real estate taxes	82,810	78,773	4,037
Depreciation and amortization	214,706	215,966	(1,260)
Provision for impairment of investment properties	19,937	72,203	(52,266)
General and administrative expenses	50,657	34,229	16,428
Total expenses	462,890	497,969	(35,079)

Operating income	141,070	102,645	38,425

Gain on extinguishment of other liabilities	—	4,258	(4,258)
Equity in loss of unconsolidated joint ventures, net	—	(2,088)	2,088
Gain on change in control of investment properties	—	24,158	(24,158)
Interest expense	(138,938)	(133,835)	(5,103)
Other income, net	1,700	5,459	(3,759)
Income from continuing operations	3,832	597	3,235

Discontinued operations:
Loss, net	—	(148)	148
Gain on sales of investment properties	—	655	(655)
Income from discontinued operations	—	507	(507)
Gain on sales of investment properties	121,792	42,196	79,596
Net income	125,624	43,300	82,324
Net income attributable to noncontrolling interest	(528)	—	(528)
Net income attributable to the Company	125,096	43,300	81,796
Preferred stock dividends	(9,450)	(9,450)	—
Net income attributable to common shareholders	$115,646	$33,850	$81,796
Net income attributable to common shareholders increased $81,796 from $33,850 for the year ended December 31, 2014 to $115,646 for the year ended December 31, 2015 primarily as a result of the following:

•
a $79,596 increase in gain on sales of investment properties related to the sales of 26 investment properties, representing approximately 3,917,200 square feet of GLA, during the year ended December 31, 2015 compared to the sales of 23 investment properties and one single-user outparcel, representing approximately 2,459,700 square feet of GLA, during the year ended December 31, 2014; and

•
a $52,266 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 15 and 16 to the accompanying consolidated financial statements), we recognized impairment charges of $19,937 and $72,203 for the years ended December 31, 2015 and 2014, respectively;

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

Same store portfolio – 2015 and 2014
For the year ended December 31, 2015, our same store portfolio consisted of 180 retail operating properties acquired or placed in service and stabilized prior to January 1, 2014.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Net income attributable to common shareholders	$115,646	$33,850	$81,796
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	9,450	9,450	—
Net income attributable to noncontrolling interest	528	—	528
Income from discontinued operations	—	(507)	507
Gain on sales of investment properties	(121,792)	(42,196)	(79,596)
Depreciation and amortization	214,706	215,966	(1,260)
Provision for impairment of investment properties	19,937	72,203	(52,266)
General and administrative expenses	50,657	34,229	16,428
Gain on extinguishment of other liabilities	—	(4,258)	4,258
Equity in loss of unconsolidated joint ventures, net	—	2,088	(2,088)
Gain on change in control of investment properties	—	(24,158)	24,158
Interest expense	138,938	133,835	5,103
Straight-line rental income, net	(3,498)	(4,781)	1,283
Amortization of acquired above and below market lease intangibles, net	(3,621)	(2,076)	(1,545)
Amortization of lease inducements	847	707	140
Lease termination fees	(3,757)	(2,667)	(1,090)
Straight-line ground rent expense	3,722	3,889	(167)
Amortization of acquired ground lease intangibles	(560)	(560)	—
Other income, net	(1,700)	(5,459)	3,759
NOI	419,503	419,555	(52)
NOI from Other Investment Properties	(73,003)	(82,921)	9,918
Same Store NOI	$346,500	$336,634	$9,866

	Year Ended December 31,
	2015	2014	Change
Same Store NOI:
Base rent	$382,171	$374,758	$7,413
Percentage and specialty rent	3,331	3,443	(112)
Tenant recovery income	95,574	94,054	1,520
Other property operating income	4,051	3,475	576
	485,127	475,730	9,397

Property operating expenses	70,646	74,229	(3,583)
Bad debt expense	1,158	534	624
Real estate taxes	66,823	64,333	2,490
	138,627	139,096	(469)

Same Store NOI	$346,500	$336,634	$9,866
Same store NOI increased $9,866, or 2.9%, primarily due to the following:

•
base rent and percentage and specialty rent increased $7,301 primarily due to an increase of $3,385 from contractual rent changes, $2,280 from re-leasing spreads and a net increase of $2,168 as a result of an increase in our small shop occupancy and a decrease in our anchor occupancy, partially offset by a decrease of $373 from rent abatements; and

•
total operating expenses, net of tenant recovery income, decreased $1,989 primarily as a result of a decrease in certain non-recoverable property operating expenses, partially offset by an increase in real estate taxes, bad debt expense and certain recoverable property operating expenses.

Funds From Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a financial measure known as FFO. As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable real estate, plus depreciation and amortization and impairment charges on depreciable real estate. We have adopted the NAREIT definition in our computation of FFO attributable to common shareholders. Management believes that, subject to the following limitations, FFO attributable to common shareholders provides a basis for comparing our performance and operations to those of other REITs.
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
We believe that FFO attributable to common shareholders and Operating FFO attributable to common shareholders, which are supplemental non-GAAP financial measures, provide additional and useful means to assess the operating performance of REITs. FFO attributable to common shareholders and Operating FFO attributable to common shareholders do not represent alternatives to (i) “Net income” or “Net income attributable to common shareholders” as indicators of our financial performance, or (ii) “Cash flows from operating activities” in accordance with GAAP as measures of our capacity to fund cash needs, including the payment of dividends. Comparison of our presentation of Operating FFO attributable to common shareholders to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.

The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common shareholders	$157,367	$115,646	$33,850
Depreciation and amortization of depreciable real estate	223,018	213,602	216,676
Provision for impairment of investment properties	17,369	19,937	72,203
Gain on sales of depreciable investment properties, net of noncontrolling interest (a)	(129,707)	(121,264)	(67,009)
FFO attributable to common shareholders	$268,047	$227,921	$255,720

FFO attributable to common shareholders per common share outstanding	$1.13	$0.96	$1.08

FFO attributable to common shareholders	$268,047	$227,921	$255,720
Impact on earnings from the early extinguishment of debt, net	(7,028)	18,864	10,479
Provision for hedge ineffectiveness	(21)	(25)	12
Provision for impairment of non-depreciable investment property	3,007	—	—
Reversal of excise tax accrual	—	—	(4,594)
Gain on extinguishment of other liabilities	(6,978)	—	(4,258)
Executive and realignment separation charges (b)	—	4,730	—
Other (c)	132	(224)	(199)
Operating FFO attributable to common shareholders	$257,159	$251,266	$257,160

Operating FFO attributable to common shareholders per common share outstanding	$1.09	$1.06	$1.09

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

Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant allowances or other capital obligations, the shareholder distributions required to maintain our REIT status and compliance with the financial covenants of our unsecured debt agreements.
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Operating cash flow	▪	Tenant allowances and leasing costs
▪	Cash and cash equivalents	▪	Improvements made to individual properties, certain of which are not
▪	Available borrowings under our unsecured revolving		recoverable through common area maintenance charges to tenants
	line of credit	▪	Acquisitions
▪	Proceeds from capital markets transactions	▪	Debt repayments and defeasances
▪	Proceeds from asset dispositions	▪	Distribution payments
		▪	Redevelopment, renovation or expansion activities
		▪	New development
		▪	Repurchases of our common stock
		▪	Redemption of our preferred stock
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, increased liquidity and higher unencumbered asset ratio. Debt maturities have been funded primarily through asset dispositions and capital markets transactions, including public offerings of our common stock and preferred stock and private and public offerings of senior unsecured notes. As of December 31, 2016, we had $35,023 of debt scheduled to mature through the end of 2017, comprised of $25,054 related to mortgages payable maturing in 2017 and $9,969 of principal amortization related to longer-dated maturities, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of December 31, 2016:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$773,395	6.31%	Various	4.2 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	4.5 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	7.5 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	8.2 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	9.8 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	12.0 years
Total unsecured notes payable (a)	700,000	4.19%		8.3 years

Unsecured credit facility:
Term loan – fixed rate (b)	250,000	1.97%	January 5, 2021	4.0 years
Term loan – variable rate (c)	200,000	2.22%	May 11, 2018 (c)	1.4 years
Revolving line of credit – variable rate (c)	86,000	2.12%	January 5, 2020 (c)	3.0 years
Total unsecured credit facility (a)	536,000	2.09%		2.9 years

Total consolidated indebtedness (d)	$2,009,395	4.44%		5.3 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $1,437, discount of $(622) and capitalized loan fees of $(5,026), net of accumulated amortization, as of December 31, 2016. Unsecured notes payable excludes discount of $(971) and capitalized loan fees of $(3,886), net of accumulated amortization, as of December 31, 2016. Term loans exclude capitalized loan fees of $(2,402), net of accumulated amortization, as of December 31, 2016. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a weighted average fixed rate of 0.6677% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of December 31, 2016.

(c)
We have two one year extension options on the term loan due 2018 and two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% for the term loan and 0.075% of the commitment amount being extended for the revolving line of credit.

(d)
Excludes the $200,000 unsecured term loan due 2023 (Term Loan Due 2023), which closed during the year ended December 31, 2016 and funded on January 3, 2017. Refer below for further discussion of the terms of the Term Loan Due 2023.

Mortgages Payable
During the year ended December 31, 2016, we repaid or defeased mortgages payable in the total amount of $263,548 which had a weighted average fixed interest rate of 5.09% and made scheduled principal payments of $13,180 related to amortizing loans. One of the mortgages repaid, with a principal balance of $7,750 at maturity, had been swapped to a fixed rate and we had guaranteed a portion of the outstanding balance. Upon repayment of the mortgage on its scheduled maturity date, the interest rate swap expired and our guarantee was extinguished. In addition, during the year ended December 31, 2016, we disposed of The Gateway through a lender-directed sale in full satisfaction of our $94,353 mortgage obligation, which had a fixed interest rate of 6.57%. Immediately prior to the disposition, the lender reduced our loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653. We also assumed a mortgage payable with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031 in conjunction with the acquisition of The Shoppes at Union Hill.
Subsequent to December 31, 2016, we defeased a portfolio of 45 cross-collateralized mortgages payable (known as the IW JV portfolio of mortgages payable), which had an outstanding principal balance of $379,435, an interest rate of 7.50% and were scheduled to mature in 2019, and incurred a defeasance premium of $60,198. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.

Unsecured Notes Payable
Notes Due 2026 and 2028
On September 30, 2016, we issued $100,000 of 10-year 4.08% senior unsecured notes due 2026 in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on September 30, 2016. Pursuant to the same note purchase agreement, on December 28, 2016, we also issued $100,000 of 12-year 4.24% senior unsecured notes (Notes Due 2026 and 2028). The proceeds were used to pay down our unsecured revolving line of credit, early repay certain longer-dated mortgages payable and for general corporate purposes.
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
Notes Due 2025
On March 12, 2015, we completed a public offering of $250,000 in aggregate principal amount of the Notes Due 2025. The Notes Due 2025 were priced at 99.526% of the principal amount to yield 4.058% to maturity. The proceeds were used to repay a portion of our unsecured revolving line of credit.
The indenture, as supplemented, governing the Notes Due 2025 (the Indenture) contains customary covenants and events of default. Pursuant to the terms of the Indenture, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
Notes Due 2021 and 2024
On June 30, 2014, we completed a private placement of $250,000 of unsecured notes, consisting of $100,000 of 4.12% senior unsecured notes due 2021 and $150,000 of 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024). The proceeds were used to repay a portion of our unsecured revolving line of credit.
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
As of December 31, 2016, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On January 6, 2016, we entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). Our Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. We received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. As of December 31, 2016, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.

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
The fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2016, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
As of December 31, 2016, we had letter(s) of credit outstanding totaling $12,296 which serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On November 22, 2016, we closed on a seven-year $200,000 unsecured term loan with a group of financial institutions, which funded on January 3, 2017. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread ranging from 1.70% to 2.55%. In accordance with the term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of December 31, 2016, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid. The Term Loan Due 2023 matures on November 22, 2023 and has a $100,000 accordion option that allows us, at our election, to increase the total unsecured term loan up to $300,000, subject to customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement.
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2016, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.
In addition, subsequent to December 31, 2016, we entered into two agreements to swap a total of $200,000 of LIBOR-based variable rate debt to a fixed rate of 1.2628% plus the relevant credit spread through November 22, 2018.

Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2016 for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2016. The table does not reflect the impact of any 2017 debt activity, such as the defeasance of the IW JV portfolio of mortgages payable or the funding of the Term Loan Due 2023 on January 3, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$35,023	$11,463	$433,982	$4,334	$23,249	$265,344	$773,395	$833,210
Fixed rate term loan (b)	—	—	—	—	250,000	—	250,000	250,000
Unsecured notes payable (c)	—	—	—	—	100,000	600,000	700,000	679,212
Total fixed rate debt	35,023	11,463	433,982	4,334	373,249	865,344	1,723,395	1,762,422

Variable rate debt:
Variable rate term loan and revolving line of credit	—	200,000	—	86,000	—	—	286,000	286,551
Total debt (d)	$35,023	$211,463	$433,982	$90,334	$373,249	$865,344	$2,009,395	$2,048,973

Weighted average interest rate on debt:
Fixed rate debt	4.83%	6.51%	7.49%	4.58%	2.73%	4.36%	4.82%
Variable rate debt (e)	—	2.22%	—	2.12%	—	—	2.19%
Total	4.83%	2.45%	7.49%	2.24%	2.73%	4.36%	4.44%

(a)	Excludes mortgage premium of $1,437 and discount of $(622), net of accumulated amortization, as of December 31, 2016.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.6677% through December 31, 2017.

(c)	Excludes discount of $(971), net of accumulated amortization, as of December 31, 2016.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.3 years as of December 31, 2016. Total debt excludes capitalized loan fees of $(11,314), net of accumulated amortization, as of December 31, 2016, which are included as a reduction to the respective debt balances, and the Term Loan Due 2023, which funded on January 3, 2017. The $39,578 difference between total debt outstanding and its fair value is primarily attributable to a $45,120 difference related to the IW JV portfolio of mortgages payable. These mortgages were scheduled to mature in 2019 and had an interest rate of 7.50% and an outstanding principal balance of $379,435 as of December 31, 2016. Subsequent to December 31, 2016, we defeased the IW JV portfolio of mortgages payable. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.

(e)	Represents interest rates as of December 31, 2016.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansions and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital, (vii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our unsecured credit agreement, and to avoid or minimize any income and excise taxes that we otherwise would be required to pay and (viii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
In March 2013, we established an at-the-market (ATM) equity program under which we sold 5,547 shares of our Class A common stock during the year ended December 31, 2013. No shares were issued during the years ended December 31, 2014 and 2015 and the 2013 ATM equity program expired in November 2015.
In December 2015, we entered into a new ATM equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our Unsecured Credit Facility. We did not sell any shares under our ATM equity program during the years ended December 31, 2016 and 2015. As of December 31, 2016, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the year ended December 31, 2015. During the year ended December 31, 2016, we repurchased 591 shares at an average price per share of $14.93 for a total of $8,841. As of December 31, 2016, $241,159 remained available under the repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements, including expansions and pad developments, at our operating properties in 2017 can be met with cash flows from operations, asset dispositions and working capital.
We began redevelopment at Reisterstown Road Plaza and Towson Circle in 2016 and have three active expansions and pad developments. We have invested a total of approximately $12,357 in these projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate that to complete these projects, it will require an additional $40,700 to $43,700, net of proceeds from land sales, reimbursement from third parties and contributions from project partners, as applicable. We anticipate funding the redevelopments, expansions and pad developments with cash flows from operations, asset dispositions, working capital and proceeds from our unsecured revolving line of credit.
Dispositions
We continue to execute our portfolio repositioning strategy of disposing of select non-target and single-user properties. The following table highlights our property dispositions during 2016, 2015 and 2014:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2016 Dispositions	46	3,013,900	$540,362	$448,216	$94,353	(b) (c)
2015 Dispositions	26	3,917,200	$516,444	$505,524	$25,724	(c)
2014 Dispositions	24	2,490,100	$322,989	$314,377	$9,713	(c)

(a)
Represents total consideration net of transaction costs. 2016 dispositions include the disposition of one development property, which was not under active development. 2015 dispositions include the disposition of two development properties, one of which had been held in a consolidated joint venture.

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

(c)
Excludes $10,695, $95,881 and $114,404 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the years ended December 31, 2016, 2015 and 2014, respectively.

In addition to the transactions presented in the preceding table, we received net proceeds of $2,549, $300 and $1,023 from other transactions, including condemnation awards and the sale of parcels at certain of our properties during the years ended December 31, 2016, 2015 and 2014, respectively.
Acquisitions
We continue to execute our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2016, 2015 and 2014:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price (a)	Mortgage Debt	Pro Rata Mortgage Debt (a)
2016 Acquisitions (b)	9	1,102,300	$408,308	$408,308	$15,971	$15,971
2015 Acquisitions (c)	11	1,179,800	$463,136	$463,136	$—	$—
2014 Acquisitions (d)	11	1,339,400	$348,061	$289,561	$141,698	$113,358

(a)	Includes amounts associated with the 2014 acquisition of our partner’s 80% ownership interest in our MS Inland unconsolidated joint venture, as well as acquisitions from unaffiliated third parties.

(b)
2016 acquisitions include the purchase of the following: 1) the fee interest in our Ashland & Roosevelt multi-tenant retail operating property that was previously subject to a ground lease with a third party, and 2) the anchor space improvements at our Woodinville Plaza multi-tenant retail operating property that was previously subject to a ground lease with us. The total number of properties in our portfolio was not affected by these transactions.

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

(d)
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

Summary of Cash Flows

	Year Ended December 31,
	2016	2015	Change
Cash provided by operating activities	$263,748	$265,813	$(2,065)
Cash provided by investing activities	17,537	25,288	(7,751)
Cash used in financing activities	(279,590)	(351,969)	72,379
Increase (decrease) in cash and cash equivalents	1,695	(60,868)	62,563
Cash and cash equivalents, at beginning of year	51,424	112,292
Cash and cash equivalents, at end of year	$53,119	$51,424
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gains on sales of investment properties and change in control of investment properties, and (iv) gains on extinguishment of debt and other liabilities. Net cash provided by operating activities in 2016 decreased $2,065 primarily due to the following:

•
an $11,234 decrease in NOI, consisting of a decrease in NOI from properties that were sold or held for sale in 2015 and 2016 and other properties not included in our same store portfolio of $22,349, partially offset by an increase in Same Store NOI of $11,115;

•	a $5,427 increase in cash bonuses paid; and

•	a $1,456 increase in cash paid for leasing fees and inducements;
partially offset by

•	a $13,460 reduction in cash paid for interest; and

•	ordinary course fluctuations in working capital accounts;
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, in addition to changes in restricted escrows. Net cash provided by investing activities in 2016 decreased $7,751 primarily due to the following:

•	a $55,059 decrease in proceeds from the sales of investment properties; and

•	a $21,950 net change in restricted escrow activity, of which $16,950 relates to acquisition deposits;
partially offset by

•	a $72,649 decrease in cash paid to purchase investment properties.
We will continue to execute our investment strategy by pursuing targeted dispositions. The majority of the proceeds from disposition activity in 2017 is expected to be used to acquire high quality, multi-tenant retail assets within our target markets, fund redevelopment, expansion and pad development activities, repay debt, potentially repurchase our common stock or redeem our preferred stock. In addition, tenant improvement costs associated with re-leasing vacant space may continue to be significant.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our Unsecured Credit Facility and the issuance of debt instruments, partially offset by distribution payments, repayments of our Unsecured Credit Facility, principal payments on mortgages payable and the purchase of U.S. Treasury Securities in connection with defeasance of mortgages payable. Net cash used in financing activities in 2016 decreased $72,379 primarily due to the following:

•	a $175,457 decrease in principal payments on mortgages payable; and

•	a $75,005 decrease in the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable;
partially offset by

•	a $114,000 decrease in net proceeds from our Unsecured Credit Facility;

•	a $48,815 decrease in proceeds from the issuance of unsecured notes related to a $200,000 private placement transaction in 2016 and a $248,815 underwritten public offering in 2015;

•	$8,841 paid in 2016 to repurchase common shares through our share repurchase program; and

•	a $6,513 increase in the payment of loan fees and deposits.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2016 and excludes the following:

•
the impact of any 2017 debt activity, such as the defeasance of the IW JV portfolio of mortgages payable and the Term Loan Due 2023, which closed during the year ended December 31, 2016 and funded on January 3, 2017;

•	recorded debt premiums, discounts and capitalized loan fees, which are not obligations;

•	obligations related to development, redevelopment, expansions and pad site developments, as payments are only due upon satisfactory performance under the contracts; and

•
letters of credit totaling $12,296 which serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects.

	Payment due by period
	Less than 1 year (b)	1-3 years	3-5 years (c)	More than 5 years	Total
Long-term debt (a):
Fixed rate	$35,023	$445,445	$377,583	$865,344	$1,723,395
Variable rate	—	200,000	86,000	—	286,000
Interest (d)	89,595	165,684	88,913	112,753	456,945
Operating lease obligations (e)	7,853	15,999	16,843	376,939	417,634
	$132,471	$827,128	$569,339	$1,355,036	$2,883,974

(a)
Fixed and variable rate amounts for each year include scheduled principal amortization payments. Interest payments related to variable rate debt were calculated using interest rates as of December 31, 2016.

(b)	We plan on addressing our 2017 mortgages payable maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

(c)	Included in fixed rate debt is $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through two interest rate swaps through December 2017.

(d)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2016, including any capitalized interest.

(e)
We lease land under non-cancellable leases at certain of our properties expiring in various years from 2028 to 2087, not inclusive of any available option period. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, we will lose our interest in the improvements and the right to operate these properties. We lease office space under non-cancellable leases expiring in various years from 2017 to 2023.

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
Acquisition of Investment Property
We allocate the purchase price of each acquired investment property accounted for as a business combination based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market, (vi) the value of customer relationships and (vii) goodwill, if any. Transaction costs related to acquisitions accounted for as business combinations are expensed as incurred and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.
We elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of October 1, 2016. This new guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, accounted for as an asset acquisition as opposed to a business combination. Refer to the “Recently Adopted Accounting Pronouncements” section within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Under this new guidance, we expect most acquisitions of investment property will meet this screen and, thus, be accounted for as asset acquisitions. We allocate the purchase price of each acquired investment property that is accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.
For tangible assets acquired, including land, building and other improvements, we consider available comparable market and industry information in estimating the acquisition date fair value. We allocate a portion of the purchase price to the estimated acquired in-place lease value intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. We also evaluate each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease intangibles if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Fair value estimates used in acquisition accounting, including the discount rate used, require us to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the acquired investment property and tenant profile. For acquisitions accounted for as business combinations, if, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a prospective basis.
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
We did not have any unconsolidated joint ventures as of December 31, 2016 and 2015. When we do hold investments in unconsolidated joint ventures, they are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation.
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
Cost Capitalization, Depreciation and Amortization Policies
Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement, including internal salaries and related benefits of personnel directly involved in the upgrade or improvement. These costs are included in the investment properties financial statement caption as an addition to building and other improvements. We capitalized $1,152, $0 and $0 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we capitalized $423, $474 and $0 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2016, 2015 and 2014, respectively.
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
Development and Redevelopment Projects
Development and redevelopment projects are classified as developments in progress on the accompanying consolidated balance sheets and include (i) land held for future development, (ii) ground-up developments and (iii) redevelopment properties undergoing significant renovations and improvements. During the development or redevelopment period, we capitalize direct project costs such as construction, insurance, architectural and legal, as well as certain indirect project costs such as interest, other financing costs, real estate taxes and internal salaries and related benefits of personnel directly involved in the project. Capitalization of the indirect project costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements at the time when development or redevelopment is considered substantially complete. Additionally, we make estimates as to the probability of completion of development and redevelopment projects. If we determine that completion of the development or redevelopment project is no longer probable, we expense any capitalized costs that are not recoverable.
We capitalized $302 of indirect project costs, which includes $44 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $69 of interest, related to redevelopment projects during the year ended December 31, 2016. No costs were capitalized during the years ended December 31, 2015 and 2014.
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
Partially-Owned Entities
We consolidate partially-owned entities if they are VIEs in accordance with the Consolidation Topic of the FASB Accounting Standards Codification (ASC) and we are considered the primary beneficiary, we have voting control, the limited partners (or non-managing members) do not have substantive participatory rights, or other conditions exist that indicate that we have control. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest, to determine whether we have the power to direct the activities that most significantly impact the entity’s economic performance and if we have significant economic exposure to the risk and rewards of ownership. We assess our interests in VIEs on an ongoing basis to determine if the entity should be consolidated.
We did not have any VIEs as of December 31, 2016 and 2015. During the year ended December 31, 2016, we acquired three properties through consolidated VIEs in connection with 1031 Exchanges. We loaned $65,419, $39,215 and $23,522 to the VIEs to acquire Oak Brook Promenade, Tacoma South and Eastside, respectively. Each 1031 Exchange was completed during the year ended December 31, 2016 and, accordingly, no agreements remained outstanding related to 1031 Exchanges as of December 31, 2016. At the completion of the 1031 Exchanges, the sole membership interests of the VIEs were assigned to us and the respective outstanding loans were extinguished, resulting in the entities being wholly owned by us and no longer considered VIEs.
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
Impact of Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective January 1, 2016, we adopted Accounting Standards Update (ASU) 2015-02, Consolidation, which revised the consolidation guidance for all entities. This new guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs. The adoption of this pronouncement under the modified retrospective method did not have any effect on our consolidated financial statements as we did not have any VIEs at adoption on January 1, 2016; however, during the year ended December 31, 2016, we acquired three properties through consolidated VIEs in connection with 1031 Exchanges and, accordingly, applied the revised consolidation guidance. See Note 3 to the consolidated financial statements for further details.
Effective January 1, 2016, we adopted ASU 2015-16, Business Combinations, which requires the acquirer in a business combination to recognize in the period any adjustments to provisional amounts that are identified during the measurement period rather than retrospectively accounting for those adjustments. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
We elected to early adopt ASU 2014-15, Presentation of Financial Statements – Going Concern, on January 1, 2016. This new guidance requires a company’s management to assess the entity’s ability to continue as a going concern for a period of one year after the date the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
We elected to early adopt ASU 2016-09, Compensation – Stock Compensation, on January 1, 2016. This new guidance allowed us to make an accounting policy election to account for share-based payment award forfeitures when they occur, which required a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period of adoption and resulted in an adjustment of $17 to additional paid-in capital and accumulated distributions in excess of earnings as of January 1, 2016.
We elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of October 1, 2016. This new guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, accounted for as an asset acquisition as opposed to a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under this new guidance, we expect most acquisitions of investment property will meet the screen and, thus, be accounted for as asset acquisitions. Consistent with existing guidance, transaction costs associated with asset acquisitions are capitalized while transaction costs associated with business combinations are expensed as incurred. The adoption of this pronouncement resulted in our acquisition of investment properties subsequent to October 1, 2016 to qualify as asset acquisitions and as such, the related transactions costs of $725 were capitalized.
Other Recently Issued Accounting Pronouncements
In May 2014 with subsequent updates issued in August 2015 and March, April, May and December 2016, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. This new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and will replace existing revenue recognition standards. The sale of investment property and any non-lease components contained within lease agreements will be required to follow the new guidance; however, lease components of lease contracts will be excluded from this guidance. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While we anticipate additional disclosure, we do not expect the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall. This new guidance is effective January 1, 2018 and will require companies to disclose the fair value of financial assets and financial liabilities measured at amortized cost in accordance with the exit price notion and will no longer require disclosure of the methods and significant assumptions used, including any changes, to estimate fair value. In addition, companies will be required to disclose all financial assets and financial liabilities grouped by 1) measurement category and 2) form of financial instrument. We do not expect the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. Upon adoption, we will recognize a lease liability and a right-of-use asset for operating leases where we are the lessee, such as ground leases and office and equipment leases. We will continue to evaluate the impact of this guidance until it becomes effective.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019, and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. Generally, the pronouncement requires a modified retrospective method of adoption. We will continue to evaluate the impact of this guidance until it becomes effective.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new guidance is effective January 1, 2018, with early adoption permitted, and adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new guidance, the classification of debt prepayment costs as a financing outflow will impact our consolidated statements of cash flows as this item is currently reflected as an operating outflow. The pronouncement requires a retrospective transition method of adoption. We will continue to evaluate the impact of this guidance until it becomes effective.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows. This new guidance is effective January 1, 2018, with early adoption permitted, and requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement requires a retrospective transition method of adoption. Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.
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
Subsequent Events
Subsequent to December 31, 2016, we:

•
defeased the IW JV portfolio of mortgages payable, which had an outstanding principal balance of $379,435 and an interest rate of 7.50%, and incurred a defeasance premium of $60,198. See Note 7 to the accompanying consolidated financial statements for further details;

•	received funding in the amount of $200,000 on the Term Loan Due 2023. See Note 9 to the accompanying consolidated financial statements for further details;

•	entered into two agreements to swap a total of $200,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.2628% through November 22, 2018;

•
closed on the acquisition of Main Street Promenade, a 181,600 square foot multi-tenant retail property located in Naperville, Illinois, for a gross purchase price of $88,000 through a consolidated VIE to facilitate a potential 1031 Exchange;

•
closed on the disposition of Rite Aid Store (Eckerd), Culver Rd., a 10,900 square foot single-user retail operating property located in Rochester, New York, for a sales price of $500 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges;

•
granted 88 restricted shares at a grant date fair value of $15.34 per share and 253 RSUs at a grant date fair value of $15.52 per RSU to our executives in conjunction with our long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the accompanying consolidated financial statements for additional details regarding the terms of the RSUs;

•
closed on a transaction whereby we received the fee interest in approximately 50 acres of land at Boulevard at the Capital Centre, an existing wholly-owned multi-tenant retail operating property located in Largo, Maryland. The property was previously subject to a ground lease with a third party for approximately 70 acres. In conjunction with this transaction, we paid consideration of $1,939 and agreed to shorten the term of the ground lease related to the remaining land;

•
declared the cash dividend for the first quarter of 2017 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on March 31, 2017 to preferred shareholders of record at the close of business on March 20, 2017; and

•
declared the cash dividend for the first quarter of 2017 of $0.165625 per share on our outstanding Class A common stock, which will be paid on April 10, 2017 to Class A common shareholders of record at the close of business on March 27, 2017.

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
As of December 31, 2016, we had $250,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of December 31, 2016 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Asset
Fixed rate portion of unsecured credit facility	$250,000	December 31, 2017	$743
A decrease of 1% in market interest rates would result in a hypothetical decrease in our derivative asset of approximately $2,205.
The combined carrying amount of our mortgages payable, unsecured notes payable and Unsecured Credit Facility is approximately $51,048 lower than the fair value as of December 31, 2016.
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

Debt Maturities
Our interest rate risk is monitored using a variety of techniques. The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2016, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2016. The table does not reflect the impact of any 2017 debt activity, such as the defeasance of the IW JV portfolio of mortgages payable or the funding of the Term Loan Due 2023 on January 3, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$35,023	$11,463	$433,982	$4,334	$23,249	$265,344	$773,395	$833,210
Fixed rate term loan (b)	—	—	—	—	250,000	—	250,000	250,000
Unsecured notes payable (c)	—	—	—	—	100,000	600,000	700,000	679,212
Total fixed rate debt	35,023	11,463	433,982	4,334	373,249	865,344	1,723,395	1,762,422

Variable rate debt:
Variable rate term loan and revolving line of credit	—	200,000	—	86,000	—	—	286,000	286,551
Total debt (d)	$35,023	$211,463	$433,982	$90,334	$373,249	$865,344	$2,009,395	$2,048,973

Weighted average interest rate on debt:
Fixed rate debt	4.83%	6.51%	7.49%	4.58%	2.73%	4.36%	4.82%
Variable rate debt (e)	—	2.22%	—	2.12%	—	—	2.19%
Total	4.83%	2.45%	7.49%	2.24%	2.73%	4.36%	4.44%

(a)	Excludes mortgage premium of $1,437 and discount of $(622), net of accumulated amortization, as of December 31, 2016.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.6677% through December 31, 2017.

(c)	Excludes discount of $(971), net of accumulated amortization, as of December 31, 2016.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.3 years as of December 31, 2016. Total debt excludes capitalized loan fees of $(11,314), net of accumulated amortization, as of December 31, 2016, which are included as a reduction to the respective debt balances, and the Term Loan Due 2023, which funded on January 3, 2017. The $39,578 difference between total debt outstanding and its fair value is primarily attributable to a $45,120 difference related to the IW JV portfolio of mortgages payable. These mortgages were scheduled to mature in 2019 and had an interest rate of 7.50% and an outstanding principal balance of $379,435 as of December 31, 2016. Subsequent to December 31, 2016, we defeased the IW JV portfolio of mortgages payable. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.

(e)	Represents interest rates as of December 31, 2016.
We had $286,000 of variable rate debt, excluding $250,000 of variable rate debt that has been swapped to fixed rate debt and debt issuance costs, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.19% as of December 31, 2016. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of December 31, 2016, interest expense would increase by approximately $2,860 on an annualized basis.
The table incorporates only those interest rate exposures that existed as of December 31, 2016 and does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

On November 22, 2016, we closed on a seven-year $200,000 unsecured term loan with a group of financial institutions, which funded on January 3, 2017. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread ranging from 1.70% to 2.55%. In accordance with the Term Loan Agreement, we may elect to convert to an investment grade pricing grid. As of December 31, 2016, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid. The Term Loan Due 2023 matures on November 22, 2023 and has a $100,000 accordion option that allows us, at our election, to increase the total unsecured term loan up to $300,000, subject to customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement.
In addition, subsequent to December 31, 2016, we entered into two agreements to swap a total of $200,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.2628% plus the relevant credit spread through November 22, 2018.

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
Oak Brook, Illinois
We have audited the accompanying consolidated balance sheets of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Properties of America, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for acquisitions as of October 1, 2016 due to the adoption of Accounting Standards Update 2017-01, Business Combinations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 15, 2017

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2016	December 31, 2015
Assets
Investment properties:
Land	$1,191,403	$1,254,131
Building and other improvements	4,284,664	4,428,554
Developments in progress	23,439	5,157
	5,499,506	5,687,842
Less accumulated depreciation	(1,443,333)	(1,433,195)
Net investment properties	4,056,173	4,254,647
Cash and cash equivalents	53,119	51,424
Accounts and notes receivable (net of allowances of $6,886 and $7,910, respectively)	78,941	82,804
Acquired lease intangible assets, net	142,015	138,766
Assets associated with investment properties held for sale	30,827	—
Other assets, net	91,898	93,610
Total assets	$4,452,973	$4,621,251

Liabilities and Equity
Liabilities:
Mortgages payable, net	$769,184	$1,123,136
Unsecured notes payable, net	695,143	495,576
Unsecured term loans, net	447,598	447,526
Unsecured revolving line of credit	86,000	100,000
Accounts payable and accrued expenses	83,085	69,800
Distributions payable	39,222	39,297
Acquired lease intangible liabilities, net	105,290	114,834
Liabilities associated with investment properties held for sale	864	—
Other liabilities	74,501	75,745
Total liabilities	2,300,887	2,465,914

Commitments and contingencies (Note 17)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of December 31, 2016 and 2015; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 236,770 and 237,267 shares issued and outstanding as of December 31, 2016 and 2015, respectively	237	237
Additional paid-in capital	4,927,155	4,931,395
Accumulated distributions in excess of earnings	(2,776,033)	(2,776,215)
Accumulated other comprehensive income (loss)	722	(85)
Total equity	2,152,086	2,155,337
Total liabilities and equity	$4,452,973	$4,621,251

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental income	$455,658	$472,344	$474,684
Tenant recovery income	118,569	119,536	115,719
Other property income	8,916	12,080	10,211
Total revenues	583,143	603,960	600,614

Expenses
Operating expenses	85,895	94,780	96,798
Real estate taxes	81,774	82,810	78,773
Depreciation and amortization	224,430	214,706	215,966
Provision for impairment of investment properties	20,376	19,937	72,203
General and administrative expenses	44,522	50,657	34,229
Total expenses	456,997	462,890	497,969

Operating income	126,146	141,070	102,645

Gain on extinguishment of debt	13,653	—	—
Gain on extinguishment of other liabilities	6,978	—	4,258
Equity in loss of unconsolidated joint ventures, net	—	—	(2,088)
Gain on change in control of investment properties	—	—	24,158
Interest expense	(109,730)	(138,938)	(133,835)
Other income, net	63	1,700	5,459
Income from continuing operations	37,110	3,832	597

Discontinued operations:
Loss, net	—	—	(148)
Gain on sales of investment properties	—	—	655
Income from discontinued operations	—	—	507
Gain on sales of investment properties	129,707	121,792	42,196
Net income	166,817	125,624	43,300
Net income attributable to noncontrolling interest	—	(528)	—
Net income attributable to the Company	166,817	125,096	43,300
Preferred stock dividends	(9,450)	(9,450)	(9,450)
Net income attributable to common shareholders	$157,367	$115,646	$33,850

Earnings per common share – basic and diluted
Continuing operations	$0.66	$0.49	$0.14
Discontinued operations	—	—	—
Net income per common share attributable to common shareholders	$0.66	$0.49	$0.14

Net income	$166,817	$125,624	$43,300
Other comprehensive income:
Net unrealized gain on derivative instruments (Note 10)	807	452	201
Comprehensive income	167,624	126,076	43,501
Comprehensive income attributable to noncontrolling interest	—	(528)	—
Comprehensive income attributable to the Company	$167,624	$125,548	$43,501

Weighted average number of common shares outstanding – basic	236,651	236,380	236,184

Weighted average number of common shares outstanding – diluted	236,951	236,382	236,187

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	5,400	$5	236,302	$236	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834
Net income	—	—	—	—	—	43,300	—	43,300	—	43,300
Other comprehensive income	—	—	—	—	—	—	201	201	—	201
Distributions declared to preferred shareholders ($1.75 per share)	—	—	—	—	—	(9,450)	—	(9,450)	—	(9,450)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(156,742)	—	(156,742)	—	(156,742)
Issuance of common stock, net of offering costs	—	—	—	—	(145)	—	—	(145)	—	(145)
Issuance of restricted shares	—	—	303	1	—	—	—	1	—	1
Exercise of stock options	—	—	2	—	23	—	—	23	—	23
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,420	—	—	3,420	—	3,420
Shares withheld for employee taxes	—	—	(5)	—	(67)	—	—	(67)	—	(67)
Balance as of December 31, 2014	5,400	$5	236,602	$237	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375

Net income	—	$—	—	$—	$—	$125,096	$—	$125,096	$528	$125,624
Other comprehensive income	—	—	—	—	—	—	452	452	—	452
Distribution upon dissolution of consolidated joint venture	—	—	—	—	—	—	—	—	(2,022)	(2,022)
Distributions declared to preferred shareholders ($1.75 per share)	—	—	—	—	—	(9,450)	—	(9,450)	—	(9,450)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(157,173)	—	(157,173)	—	(157,173)
Issuance of common stock, net of offering costs	—	—	—	—	(216)	—	—	(216)	—	(216)
Issuance of restricted shares	—	—	801	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(4)	—	10,755	—	—	10,755	—	10,755
Shares withheld for employee taxes	—	—	(132)	—	(2,008)	—	—	(2,008)	—	(2,008)
Balance as of December 31, 2015	5,400	$5	237,267	$237	$4,931,395	$(2,776,215)	$(85)	$2,155,337	$—	$2,155,337

Cumulative effect of accounting change	—	$—	—	$—	$17	$(17)	$—	$—	$—	$—
Net income	—	—	—	—	—	166,817	—	166,817	—	166,817
Other comprehensive income	—	—	—	—	—	—	807	807	—	807
Distributions declared to preferred shareholders ($1.75 per share)	—	—	—	—	—	(9,450)	—	(9,450)	—	(9,450)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(157,168)	—	(157,168)	—	(157,168)
Issuance of common stock, net of offering costs	—	—	—	—	(100)	—	—	(100)	—	(100)
Shares repurchased through share repurchase program	—	—	(591)	—	(8,841)	—	—	(8,841)	—	(8,841)
Issuance of restricted shares	—	—	274	—	—	—	—	—	—	—
Exercise of stock options	—	—	2	—	23	—	—	23	—	23
Stock-based compensation expense, net of forfeitures	—	—	(10)	—	7,209	—	—	7,209	—	7,209
Shares withheld for employee taxes	—	—	(172)	—	(2,548)	—	—	(2,548)	—	(2,548)
Balance as of December 31, 2016	$5,400	$5	$236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086	$—	$2,152,086
See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$166,817	$125,624	$43,300
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	224,430	214,706	215,966
Provision for impairment of investment properties	20,376	19,937	72,203
Gain on sales of investment properties	(129,707)	(121,792)	(42,851)
Gain on extinguishment of debt	(13,653)	—	—
Gain on extinguishment of other liabilities	(6,978)	—	(4,258)
Gain on change in control of investment properties	—	—	(24,158)
Amortization of loan fees and debt premium and discount, net	5,781	5,129	4,926
Amortization of stock-based compensation	7,209	10,755	3,420
Premium paid in connection with defeasance of mortgages payable	1,735	17,343	1,322
Equity in loss of unconsolidated joint ventures, net	—	—	2,088
Distributions on investments in unconsolidated joint ventures	—	—	1,360
Payment of leasing fees and inducements	(9,640)	(8,184)	(8,523)
Changes in accounts receivable, net	(1,918)	4,420	(5,762)
Changes in accounts payable and accrued expenses, net	2,007	1,976	3,220
Changes in other operating assets and liabilities, net	(1,776)	(469)	(7,499)
Other, net	(935)	(3,632)	(740)
Net cash provided by operating activities	263,748	265,813	254,014

Cash flows from investing activities:
Changes in restricted escrows, net	394	22,344	(16,757)
Purchase of investment properties	(381,436)	(454,085)	(172,989)
Capital expenditures and tenant improvements	(51,768)	(45,649)	(44,442)
Proceeds from sales of investment properties	450,765	505,824	315,400
Investment in developments in progress	(1,362)	(2,371)	(2,992)
Investment in unconsolidated joint ventures	—	—	(25)
Other, net	944	(775)	(295)
Net cash provided by investing activities	17,537	25,288	77,900

Cash flows from financing activities:
Proceeds from mortgages payable	—	1,049	3,541
Principal payments on mortgages payable	(266,033)	(441,490)	(192,244)
Proceeds from unsecured notes payable	200,000	248,815	250,000
Proceeds from unsecured credit facility	622,500	610,000	375,500
Repayments of unsecured credit facility	(636,500)	(510,000)	(540,500)
Payment of loan fees and deposits, net	(8,756)	(2,243)	(1,615)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	(12,430)	(87,435)	(6,152)
Distributions paid	(166,693)	(166,513)	(166,143)
Shares repurchased through share repurchase program	(8,841)	—	—
Other, net	(2,837)	(4,152)	(199)
Net cash used in financing activities	(279,590)	(351,969)	(277,812)

Net increase (decrease) in cash and cash equivalents	1,695	(60,868)	54,102
Cash and cash equivalents, at beginning of year	51,424	112,292	58,190
Cash and cash equivalents, at end of year	$53,119	$51,424	$112,292
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$101,789	$115,249	$127,645
Distributions payable	$39,222	$39,297	$39,187
Accrued capital expenditures and tenant improvements	$9,286	$6,079	$6,731
Accrued leasing fees and inducements	$952	$—	$—
Accrued redevelopment costs	$4,816	$—	$—
Amounts reclassified to developments in progress	$17,261	$—	$—
Developments in progress placed in service	$—	$2,288	$4,047
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$12,430	$87,435	$6,152
Defeasance of mortgages payable	$10,695	$70,092	$4,830

Purchase of investment properties (after credits at closing and including acquisition of our partners’ joint venture interests):
Land, building and other improvements, net	$(375,022)	$(442,763)	$(337,906)
Accounts receivable, acquired lease intangibles and other assets	(40,989)	(47,498)	(31,116)
Accounts payable, acquired lease intangibles and other liabilities	19,259	36,176	25,390
Mortgages payable assumed, net	15,316	—	146,485
Gain on change in control of investment properties	—	—	24,158
	$(381,436)	$(454,085)	$(172,989)

Proceeds from sales of investment properties:
Net investment properties	$393,680	$379,419	$265,127
Accounts receivable, acquired lease intangibles and other assets	18,183	8,959	12,053
Accounts payable, acquired lease intangibles and other liabilities	(11,605)	(4,378)	(4,631)
Deferred gains	1,500	32	—
Mortgage debt forgiven or assumed	(94,353)	—	—
Gain on extinguishment of debt	13,653	—	—
Gain on sales of investment properties	129,707	121,792	42,851
	$450,765	$505,824	$315,400

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
The Company’s property ownership as of December 31, 2016 is summarized below:

Wholly-owned
Retail operating properties (a)	156
Office properties	1
Total operating properties	157

Redevelopment properties	2

(a)	Excludes two wholly-owned operating properties classified as held for sale as of December 31, 2016.
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
On October 29, 2015, the Company dissolved its remaining less-than-wholly owned consolidated joint venture concurrent with the sale of Green Valley Crossing to an affiliate of the joint venture partner. The Company was entitled to a preferred return on its capital contributions to the entity. The noncontrolling interest holder was allocated $528 as its share of the gain on sale of the development property and received a distribution of $2,022 upon dissolution of the joint venture. No adjustments to the carrying value of the noncontrolling interest for contributions, distributions or allocation of net income or loss were made during the year ended December 31, 2014. As of December 31, 2016, the Company did not have any less-than-wholly-owned consolidated entities.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment Properties: Investment properties are recorded at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Expenditures for significant improvements, including internal salaries and related benefits of personnel directly involved in the improvements, are capitalized.
The Company allocates the purchase price of each acquired investment property accounted for as a business combination based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market, (vi) the value of customer relationships and (vii) goodwill, if any. Transaction costs related to acquisitions accounted for as business combinations are expensed as incurred and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.
The Company elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of October 1, 2016. This new guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, accounted for as an asset acquisition as opposed to a business combination. Refer to the “Recently Adopted Accounting Pronouncements” section within Note 2 to the consolidated financial statements. Under this new guidance, the Company expects most acquisitions of investment property will meet this screen and, thus, be accounted for as asset acquisitions. The Company allocates the purchase price of each acquired investment property that is accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.
For tangible assets acquired, including land, building and other improvements, the Company considers available comparable market and industry information in estimating acquisition date fair value. The Company allocates a portion of the purchase price to the estimated acquired in-place lease value intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. The Company also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Fair value estimates used in acquisition accounting, including the discount rate used, require the Company to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the acquired investment property and tenant profile. For acquisitions accounted for as business combinations, if, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a prospective basis.
The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $27,443, $25,913 and $28,977 for the years ended December 31, 2016, 2015 and 2014, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

With respect to acquired leases in which the Company is the lessor, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $4,406, $4,807 and $4,170 for the years ended December 31, 2016, 2015 and 2014, respectively, was recorded as a reduction to rental income. Amortization pertaining to below market lease intangibles of $7,396, $8,428 and $6,246 for the years ended December 31, 2016, 2015 and 2014, respectively, was recorded as an increase to rental income.
With respect to acquired leases in which the Company is the lessee, the portion of the purchase price allocated to acquired above and below market ground lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to property operating expenses. Amortization pertaining to above market ground lease intangibles of $560, $560 and $560 for the years ended December 31, 2016, 2015 and 2014, respectively, was recorded as a reduction to property operating expenses.
The following table presents the amortization during the next five years and thereafter related to the acquired lease intangible assets and liabilities for properties owned as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Amortization of:
Acquired above market lease intangibles (a)	$4,474	$3,850	$2,527	$1,890	$1,373	$5,368	$19,482
Acquired in-place lease value intangibles (a)	22,627	17,509	12,473	10,324	9,022	50,578	122,533
Acquired lease intangible assets, net (b)	$27,101	$21,359	$15,000	$12,214	$10,395	$55,946	$142,015

Acquired below market lease intangibles (a)	$(6,124)	$(5,849)	$(5,545)	$(5,369)	$(5,177)	$(64,208)	$(92,272)
Acquired ground lease intangibles (c)	(560)	(560)	(560)	(560)	(560)	(10,218)	(13,018)
Acquired lease intangible liabilities, net (b)	$(6,684)	$(6,409)	$(6,105)	$(5,929)	$(5,737)	$(74,426)	$(105,290)

(a)
Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessor. The amortization of acquired above and below market lease intangibles is recorded as an adjustment to rental income and the amortization of acquired in-place lease value intangibles is recorded to depreciation and amortization expense.

(b)	Acquired lease intangible assets, net and acquired lease intangible liabilities, net are presented net of $296,309 and $50,672 of accumulated amortization, respectively, as of December 31, 2016.

(c)	Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessee. The amortization is recorded as an adjustment to property operating expenses.
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees, including capitalized internal leasing incentives, are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company capitalized $423, $474 and $0 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2016, 2015 and 2014, respectively.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
The Company did not have any unconsolidated joint ventures as of December 31, 2016 and 2015. When the Company does hold investments in unconsolidated joint ventures, they are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation.
To determine whether any identified impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.
Below is a summary of impairment charges recorded during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Impairment of consolidated properties (a)	$20,376	$19,937	$72,203

(a)	Included in “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive income.
The Company’s assessment of impairment as of December 31, 2016 was based on the most current information available to the Company. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in 2017 or future periods. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

recoverable and therefore, under applicable GAAP guidance, no additional impairment charges were recorded. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. Refer to Note 15 to the consolidated financial statements for further discussion.
Development and Redevelopment Projects: Development and redevelopment projects are classified as developments in progress on the accompanying consolidated balance sheets and include (i) land held for future development, (ii) ground-up developments and (iii) redevelopment properties undergoing significant renovations and improvements. During the development or redevelopment period, the Company capitalizes direct project costs such as construction, insurance, architectural and legal, as well as certain indirect project costs such as interest, other financing costs, real estate taxes and internal salaries and related benefits of personnel directly involved in the project. Capitalization of the indirect project costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements at the time when development or redevelopment is considered substantially complete. Additionally, the Company makes estimates as to the probability of completion of development and redevelopment projects. If the Company determines that completion of the development or redevelopment project is no longer probable, the Company expenses any capitalized costs that are not recoverable. The Company capitalized $302 of indirect project costs related to development and redevelopment projects and $1,152 related to expansions, pad developments and other significant improvements during the year ended December 31, 2016. The Company did not capitalize any indirect project costs during the years ended December 31, 2015 and 2014.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value intangibles and any above or below market lease intangibles and the Company records the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. Two properties were classified as held for sale as of December 31, 2016 and no properties qualified for held for sale accounting treatment as of December 31, 2015.
Prior to the Company’s early adoption of the revised discontinued operations pronouncement in 2014, if the operations and cash flow of the property had been, or were upon consummation of such sale, eliminated from ongoing operations and the Company did not have significant continuing involvement in the operations of the property, then the operations for the periods presented were classified in the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented. However, the Company elected to early adopt the revised discontinued operations pronouncement effective January 1, 2014, which limits what qualifies for discontinued operations presentation. As a result, the investment properties that were sold or classified as held for sale during 2016, 2015 and 2014, except for Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013 and, therefore, qualified for discontinued operations treatment under the previous standard, did not qualify for discontinued operations presentation and, as such, are reflected in continuing operations on the consolidated statements of operations and other comprehensive income.
Partially-Owned Entities: The Company consolidates partially-owned entities if they are VIEs in accordance with the Consolidation Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Company is considered the primary beneficiary, the Company has voting control, the limited partners (or non-managing members) do not have substantive participatory rights, or other conditions exist that indicate that the Company has control. Management uses its judgment when determining if the Company is the primary beneficiary of, or has a controlling financial interest in, an entity in which it has a variable interest, to determine whether the Company has the power to direct the activities that most significantly impact the entity’s economic performance and if it has significant economic exposure to the risk and rewards of ownership. The Company assesses its interests in VIEs on an ongoing basis to determine if the entity should be consolidated.
Cash and Cash Equivalents: The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal.
Restricted Cash and Escrows: Restricted cash and escrows consist of lenders’ escrows and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions, and are included as a component of “Other assets, net” in the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, the Company had $29,230 and $35,804, respectively, in restricted cash and escrows.
Derivative and Hedging Activities: Derivatives are recorded in the accompanying consolidated balance sheets at fair value within “Other assets, net” and “Other liabilities”. The Company uses interest rate derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of its borrowings. The Company does not use derivatives for trading or speculative purposes. On the date the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income (loss)” and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of December 31, 2016, the balance in accumulated other comprehensive income (loss) relating to derivatives was $722. Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in “Other income, net” in the accompanying consolidated statements of operations and other comprehensive income.
Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Based upon the Company’s evaluation, no accrual of a liability for asset retirement obligations was warranted as of December 31, 2016 and 2015.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
The Company records lease termination income as “Other property income” when (i) a termination letter agreement is signed, (ii) all of the conditions of such agreement have been fulfilled, (iii) the tenant is no longer occupying the property and (iv) collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded lease termination income of $3,339, $3,757 and $2,667 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company recorded contingent percentage rental income and percentage rental income in lieu of base rent of $4,082, $4,693 and $5,229 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s policy is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
Profits from sales of real estate are not recognized under the full accrual method until the following criteria are met: a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. The Company sold 46, 26 and 24 consolidated investment properties during the years ended December 31, 2016, 2015 and 2014, respectively. Refer to Note 4 to the consolidated financial statements for further discussion.
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
The Company presents unamortized capitalized loan fees, excluding those related to its unsecured revolving line of credit, as direct reductions of the carrying amounts of the related debt liabilities in the accompanying consolidated balance sheets. Unamortized capitalized loan fees attributable to the Company’s unsecured revolving line of credit are recorded in “Other assets, net” in the accompanying consolidated balance sheets.
Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to U.S. federal income tax on the taxable income the Company currently distributes to its shareholders.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. Tax returns for the calendar years 2013 through 2016 remain subject to examination by federal and various state tax jurisdictions.
Segment Reporting: The Company’s chief operating decision maker, which is comprised of its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, assesses and measures the operating results of the Company’s portfolio of properties based on net operating income and does not differentiate properties by geography, market, size or type. Each of the Company’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the Company’s properties are aggregated into one reportable segment as they have similar economic characteristics, the Company provides similar services to its tenants and the Company’s chief operating decision maker evaluates the collective performance of its properties.
Recently Adopted Accounting Pronouncements
Effective January 1, 2016, the Company adopted Accounting Standards Update (ASU) 2015-02, Consolidation, which revised the consolidation guidance for all entities. This new guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs. The adoption of this pronouncement under the modified retrospective method did not have any effect on the Company’s consolidated financial statements as the Company did not have any VIEs at adoption on January 1, 2016; however, during the year ended December 31, 2016, the Company acquired three properties through consolidated VIEs in connection with Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges) and, accordingly, applied the revised consolidation guidance. See Note 3 to the consolidated financial statements for further details.
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
The Company elected to early adopt ASU 2014-15, Presentation of Financial Statements – Going Concern, on January 1, 2016. This new guidance requires a company’s management to assess the entity’s ability to continue as a going concern for a period of one year after the date the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.
The Company elected to early adopt ASU 2016-09, Compensation – Stock Compensation, on January 1, 2016. This new guidance allowed the Company to make an accounting policy election to account for share-based payment award forfeitures when they occur, which required a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period of adoption and resulted in an adjustment of $17 to additional paid-in capital and accumulated distributions in excess of earnings as of January 1, 2016.
The Company elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of October 1, 2016. This new guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, accounted for as an asset acquisition as opposed to a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under this new guidance, the Company expects most acquisitions of investment property will meet the screen and, thus, be accounted for as asset acquisitions. Consistent with existing guidance, transaction costs associated with asset acquisitions are capitalized while transaction costs associated with business combinations are expensed as incurred. The adoption of this pronouncement resulted in the Company’s acquisition of investment properties subsequent to October 1, 2016 to qualify as asset acquisitions and as such, the related transactions costs of $725 were capitalized.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Other Recently Issued Accounting Pronouncements
In May 2014 with subsequent updates issued in August 2015 and March, April, May and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and will replace existing revenue recognition standards. The sale of investment property and any non-lease components contained within lease agreements will be required to follow the new guidance; however, lease components of lease contracts will be excluded from this guidance. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While the Company anticipates additional disclosure, it does not expect the adoption of this pronouncement will have a material effect on its consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall. This new guidance is effective January 1, 2018 and will require companies to disclose the fair value of financial assets and financial liabilities measured at amortized cost in accordance with the exit price notion and will no longer require disclosure of the methods and significant assumptions used, including any changes, to estimate fair value. In addition, companies will be required to disclose all financial assets and financial liabilities grouped by 1) measurement category and 2) form of financial instrument. The Company does not expect the adoption of this pronouncement will have a material effect on its consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. Upon adoption, the Company will recognize a lease liability and a right-of-use asset for operating leases where it is the lessee, such as ground leases and office and equipment leases. The Company will continue to evaluate the impact of this guidance until it becomes effective.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019, and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. Generally, the pronouncement requires a modified retrospective method of adoption. The Company will continue to evaluate the impact of this guidance until it becomes effective.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new guidance is effective January 1, 2018, with early adoption permitted, and adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment costs as a financing outflow will impact the Company’s consolidated statements of cash flows as this item is currently reflected as an operating outflow. The pronouncement requires a retrospective transition method of adoption. The Company will continue to evaluate the impact of this guidance until it becomes effective.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows. This new guidance is effective January 1, 2018, with early adoption permitted, and requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement requires a retrospective transition method of adoption. Upon adoption, the Company will include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(3) ACQUISITIONS
The Company closed on the following acquisitions during the year ended December 31, 2016:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade	Chicago	Multi-tenant retail	183,200	65,954
April 1, 2016	The Shoppes at Union Hill (b)	New York	Multi-tenant retail	91,700	63,060
April 29, 2016	Ashland & Roosevelt – Fee Interest (c)	Chicago	Ground lease interest (c)	—	13,850
May 5, 2016	Tacoma South	Seattle	Multi-tenant retail	230,700	39,400
June 15, 2016	Eastside	Dallas	Multi-tenant retail	67,100	23,842
August 30, 2016	Woodinville Plaza – Anchor Space Improvements (d)	Seattle	Anchor space improvements (d)	—	4,500
November 22, 2016	One Loudoun Downtown – Phase I (e)	Washington, D.C.	Multi-tenant retail	340,600	124,971
				1,102,300	$408,308

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	In conjunction with this acquisition, the Company assumed mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031.

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

(d)
The Company acquired the anchor space improvements, which were previously subject to a ground lease with the Company, at an existing wholly-owned multi-tenant retail operating property located in Woodinville, Washington.

(e)
The remaining phases at One Loudoun Downtown, representing an aggregate gross purchase price of up to $35,500, are expected to close throughout the first three quarters of 2017 as the seller completes construction on stand-alone buildings at the property.

During the year ended December 31, 2016, the Company also completed a non-monetary transaction in which it received the fee interest in less than an acre of adjacent land and terminated the ground lease on certain undeveloped parcels at an existing wholly-owned multi-tenant retail operating property located in Southlake, Texas in exchange for the fee interest in approximately 2.5 acres of undeveloped parcels. As a result of this transaction, the Company’s fee interest in certain undeveloped parcels at the property are no longer encumbered by the ground lease. The Company capitalized $113 of costs related to this transaction.
The Company closed on the following acquisitions during the year ended December 31, 2015:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 8, 2015	Downtown Crown	Washington, D.C.	Multi-tenant retail	258,000	$162,785
January 23, 2015	Merrifield Town Center	Washington, D.C.	Multi-tenant retail	84,900	56,500
January 23, 2015	Fort Evans Plaza II	Washington, D.C.	Multi-tenant retail	228,900	65,000
February 19, 2015	Cedar Park Town Center	Austin	Multi-tenant retail	179,300	39,057
March 24, 2015	Lake Worth Towne Crossing – Parcel (a)	Dallas	Land (a)	—	400
May 4, 2015	Tysons Corner	Washington, D.C.	Multi-tenant retail	37,700	31,556
June 10, 2015	Woodinville Plaza	Seattle	Multi-tenant retail	170,800	35,250
July 31, 2015	Southlake Town Square – Outparcel (b)	Dallas	Single-user outparcel	13,800	8,440
August 27, 2015	Coal Creek Marketplace	Seattle	Multi-tenant retail	55,900	17,600
October 27, 2015	Royal Oaks Village II – Outparcel (a)	Houston	Single-user outparcel	12,300	6,841
November 13, 2015	Towson Square	Baltimore	Multi-tenant retail	138,200	39,707
				1,179,800	$463,136

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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

The Company closed on the following acquisitions during the year ended December 31, 2014:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price	Pro Rata Acquisition Price
February 27, 2014	Heritage Square	Seattle	Multi-tenant retail	53,100	$18,022	$18,022
February 27, 2014	Bed Bath & Beyond Plaza – Fee Interest (a)	Miami	Ground lease interest (a)	—	10,350	10,350
June 5, 2014	MS Inland Portfolio (b)	Various	Multi-tenant retail	1,194,800	292,500	234,000
June 23, 2014	Southlake Town Square – Outparcel (c)	Dallas	Single-user outparcel	8,500	6,369	6,369
November 20, 2014	Avondale Plaza	Seattle	Multi-tenant retail	39,000	15,070	15,070
December 30, 2014	Lakewood Towne Center – Parcel	Seattle	Multi-tenant parcel	44,000	5,750	5,750
				1,339,400	$348,061	$289,561

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions completed during the years ended December 31, 2016, 2015 and 2014 discussed above:

	2016	2015	2014
Land	$106,947	$161,114	$118,732
Building and other improvements	268,075	281,649	219,174
Acquired lease intangible assets (a)	41,002	45,474	35,520
Acquired lease intangible liabilities (b)	(8,258)	(25,101)	(20,578)
Mortgages payable, net (c)	(15,316)	—	(146,485)
Net assets acquired (d)	$392,450	$463,136	$206,363

(a)
The weighted average amortization period for acquired lease intangible assets is nine years, 15 years and eight years for acquisitions completed during the years ended December 31, 2016, 2015 and 2014, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is 18 years, 21 years and 16 years for acquisitions completed during the years ended December 31, 2016, 2015 and 2014, respectively.

(c)
Includes mortgage discount of $(655) for acquisitions completed during the year ended December 31, 2016 and mortgage premium of $4,787 for acquisitions completed during the year ended December 31, 2014.

(d)	Net assets attributable to the MS Inland acquisition are presented at 100%.
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. Transaction costs related to acquisitions accounted for as business combinations totaling $913, $1,591 and $2,271 for the years ended December 31, 2016, 2015 and 2014, respectively, were expensed as incurred

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.
Included in the Company’s consolidated statements of operations and other comprehensive income from the properties acquired that were accounted for as business combinations are $87,161, $97,893 and $55,303 in total revenues and $22,283, $18,334 and $6,733 in net income attributable to common shareholders from the date of acquisition through December 31, 2016, 2015, and 2014, respectively. These amounts do not include the total revenue and net income attributable to common shareholders from the 2016 acquisitions of One Loudoun Downtown – Phase I, the anchor space improvements at Woodinville Plaza and the fee interest in Ashland & Roosevelt, the 2015 acquisition of a parcel at Lake Worth Towne Crossing and the 2014 acquisition of the fee interest in Bed Bath & Beyond Plaza as they have been accounted for as asset acquisitions.
Subsequent to December 31, 2016, the Company acquired Main Street Promenade, a 181,600 square foot multi-tenant retail property located in the Chicago MSA, for a gross purchase price of $88,000. The property was acquired on January 13, 2017 through a consolidated VIE to facilitate a potential 1031 Exchange. The Company has not completed the allocation of the acquisition date fair value for Main Street Promenade; however, it expects that this acquisition will be accounted for as an asset acquisition and that the purchase price of this property will primarily be allocated to land, building and acquired lease intangibles.
Condensed Pro Forma Financial Information
The results of operations of the acquisitions accounted for as business combinations that were completed during the period, or after such period through the financial statement issuance date, for which financial information was available, are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. The following unaudited condensed pro forma financial information is presented as if the 2016 acquisitions were completed as of January 1, 2015, the 2015 acquisitions were completed as of January 1, 2014, and the 2014 acquisitions were completed as of January 1, 2013. The results of operations associated with the 2017 acquisition of Main Street Promenade, the 2016 acquisitions of One Loudoun Downtown – Phase I, the anchor space improvements at Woodinville Plaza and the fee interest in Ashland & Roosevelt, the 2015 acquisition of a parcel at Lake Worth Towne Crossing and the 2014 acquisition of the fee interest in Bed Bath & Beyond Plaza have not been adjusted in the pro forma presentation as they have been accounted for as asset acquisitions. The results of operations associated with the 2015 acquisitions of Towson Square on November 13, 2015, single-user outparcels at Southlake Town Square on July 31, 2015 and Royal Oaks Village II on October 27, 2015 and the 2014 acquisition of a single-user outparcel at Southlake Town Square on June 23, 2014 have not been adjusted in the pro forma presentation due to a lack of historical financial information. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Year Ended December 31,
	2016	2015	2014
Total revenues	$587,374	$627,300	$635,240
Net income	$165,696	$121,406	$18,313
Net income attributable to common shareholders	$156,246	$111,428	$8,863
Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.66	$0.47	$0.04
Weighted average number of common shares outstanding – basic	236,651	236,380	236,184
Variable Interest Entities
During the year ended December 31, 2016, the Company entered into agreements with a qualified intermediary related to three 1031 Exchanges. The Company loaned $65,419, $39,215 and $23,522 to the VIEs to acquire Oak Brook Promenade, Tacoma South and Eastside, respectively. Each 1031 Exchange was completed during the year ended December 31, 2016 and, accordingly, no agreements remained outstanding related to 1031 Exchanges as of December 31, 2016. At the completion of the 1031 Exchanges, the sole membership interests of the VIEs were assigned to the Company and the respective outstanding loans were extinguished, resulting in the entities being wholly owned by the Company and no longer considered VIEs.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
(4) DISPOSITIONS
The Company closed on the following dispositions during the year ended December 31, 2016:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 1, 2016	The Gateway (b)	Multi-tenant retail	623,200	$75,000	$(795)	$3,868
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500	17,210	4,253
March 30, 2016	Six Property Portfolio (c)	Single-user retail	230,400	35,413	34,986	13,618
April 20, 2016	CVS Pharmacy – Oklahoma City	Single-user retail	10,900	4,676	4,608	1,764
June 2, 2016	Rite Aid Store (Eckerd) – Canandaigua & Tim Horton Donut Shop (d)	Single-user retail	16,600	5,400	5,333	1,444
June 15, 2016	Academy Sports – Midland	Single-user retail	61,200	5,541	5,399	2,220
June 23, 2016	Four Rite Aid Portfolio (e)	Single-user retail	45,400	15,934	14,646	2,287
July 8, 2016	Broadway Shopping Center	Multi-tenant retail	190,300	20,500	20,103	7,958
July 21, 2016	Mid-Hudson Center	Multi-tenant retail	235,600	27,500	25,615	—
July 27, 2016	Rite Aid Store (Eckerd), Main St. – Buffalo	Single-user retail	10,900	3,388	3,296	344
July 29, 2016	Rite Aid Store (Eckerd) – Lancaster	Single-user retail	10,900	3,425	3,349	625
August 4, 2016	Alison’s Corner	Multi-tenant retail	55,100	7,850	7,559	3,334
August 5, 2016	Rite Aid Store (Eckerd) – Lake Ave.	Single-user retail	13,200	5,400	5,334	907
August 12, 2016	Maple Tree Place	Multi-tenant retail	489,000	90,000	87,047	15,566
August 12, 2016	CVS Pharmacy – Burleson	Single-user retail	10,900	4,190	4,102	1,425
August 18, 2016	Mitchell Ranch Plaza	Multi-tenant retail	199,600	55,625	54,305	33,612
August 22, 2016	Rite Aid Store (Eckerd), E. Main St. – Batavia	Single-user retail	13,800	5,050	4,924	1,249
September 9, 2016	Rite Aid Store (Eckerd) – Lockport	Single-user retail	13,800	4,690	4,415	753
September 9, 2016	Rite Aid Store (Eckerd), Ferry St. – Buffalo	Single-user retail	10,900	3,600	3,370	612
November 9, 2016	Walgreens – Northwoods	Single-user retail	16,300	6,450	5,793	2,199
November 23, 2016	Ten Rite Aid Portfolio (f)	Single-user retail	119,700	30,000	29,380	251
December 8, 2016	Vail Ranch Plaza	Multi-tenant retail	101,800	27,450	27,160	11,247
December 15, 2016	Pacheco Pass Phase I & II	Multi-tenant retail	194,300	41,500	39,549	4,758
December 16, 2016	South Billings Center (g)	Development (g)	—	2,250	2,157	—
December 22, 2016	Rite Aid Store (Eckerd) – Colesville	Single-user retail	13,400	7,700	7,444	1,893
December 29, 2016	Commons at Royal Palm	Multi-tenant retail	156,500	23,700	21,460	6,553
December 30, 2016	CVS Pharmacy (Eckerd) – Edmond & CVS Pharmacy (Eckerd) – Norman (h)	Single-user retail	27,600	10,630	10,467	5,069
			3,013,900	$540,362	$448,216	$127,809

(a)	Aggregate proceeds are net of transaction costs.

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

(e)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Cheektowaga, (ii) Rite Aid Store (Eckerd), W. Main St. – Batavia, (iii) Rite Aid Store (Eckerd), Union Rd. – West Seneca and (iv) Rite Aid Store (Eckerd) – Greece.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(f)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Chattanooga, (ii) Rite Aid Store (Eckerd) – Yorkshire, (iii) Rite Aid Store (Eckerd), Sheridan Dr. – Amherst, (iv) Rite Aid Store (Eckerd) – Grand Island, (v) Rite Aid Store (Eckerd) – North Chili, (vi) Rite Aid Store (Eckerd) – Tonawanda, (vii) Rite Aid Store (Eckerd) – Irondequoit, (viii) Rite Aid Store (Eckerd) – Hudson, (ix) Rite Aid Store (Eckerd), Transit Rd. – Amherst and (x) Rite Aid Store (Eckerd), Harlem Rd. – West Seneca.

(g)	South Billings Center was classified as a development property but was not under active development.

(h)	The terms of the disposition of CVS Pharmacy (Eckerd) – Edmond and CVS Pharmacy (Eckerd) – Norman were negotiated as a single transaction.
During the year ended December 31, 2016, the Company also disposed of a single-user outparcel for consideration of $2,639, received net proceeds of $2,549 and recorded a gain of $1,898 from the transaction. The aggregate proceeds, net of closing costs, from the property dispositions and this additional transaction totaled $450,765 with aggregate gains of $129,707.
During the year ended December 31, 2016, the Company defeased $10,695 in mortgages payable prior to the 2016 dispositions.
As of December 31, 2016, the Company had entered into contracts to sell Century III Plaza, a 284,100 square foot multi-tenant retail operating property located in West Mifflin, Pennsylvania, and CVS Pharmacy – Sylacauga, a 10,100 square foot single-user retail operating property located in Sylacauga, Alabama. These properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended December 31, 2016, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with these properties are separately classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2016. No properties qualified for held for sale accounting treatment as of December 31, 2015.
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

December 31, 2016
Assets
Land, building and other improvements	$45,395
Accumulated depreciation	(15,769)
Net investment properties	29,626
Other assets	1,201
Assets associated with investment properties held for sale	$30,827

Liabilities
Other liabilities	$864
Liabilities associated with investment properties held for sale	$864
There was no activity during the years ended December 31, 2016 and 2015 related to discontinued operations. The results of operations for the year ended December 31, 2014 for the investment property accounted for as discontinued operations, Riverpark Phase IIA which was sold on March 11, 2014 but was classified as held for sale as of December 31, 2013, were immaterial.
Subsequent to December 31, 2016, the Company closed on the sale of Rite Aid Store (Eckerd), Culver Rd., a 10,900 square foot single-user retail operating property, for consideration of $500.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company closed on the following dispositions during the year ended December 31, 2015:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 20, 2015	Aon Hewitt East Campus	Single-user office	343,000	$17,233	$16,495	$—
February 27, 2015	Promenade at Red Cliff	Multi-tenant retail	94,500	19,050	18,848	4,572
April 7, 2015	Hartford Insurance Building	Single-user office	97,400	6,015	5,663	860
April 30, 2015	Rasmussen College	Single-user office	26,700	4,800	4,449	1,334
May 15, 2015	Mountain View Plaza	Multi-tenant retail	162,000	28,500	27,949	10,184
June 4, 2015	Massillon Commons	Multi-tenant retail	245,900	12,520	12,145	—
June 5, 2015	Citizen's Property Insurance Building	Single-user office	59,800	3,650	3,368	440
June 17, 2015	Pine Ridge Plaza	Multi-tenant retail	236,500	33,200	31,858	12,938
June 17, 2015	Bison Hollow	Multi-tenant retail	134,800	18,800	18,657	4,061
June 17, 2015	The Village at Quail Springs	Multi-tenant retail	100,400	11,350	11,267	3,824
July 17, 2015	Greensburg Commons	Multi-tenant retail	272,500	18,400	18,283	2,810
July 28, 2015	Arvada Connection and Arvada Marketplace	Multi-tenant retail	367,500	54,900	53,159	20,208
July 30, 2015	Traveler's Office Building	Single-user office	50,800	4,841	4,643	—
August 6, 2015	Shaw's Supermarket	Single-user retail	65,700	3,000	2,769	—
August 24, 2015	Harvest Towne Center	Multi-tenant retail	39,700	7,800	7,381	1,217
August 31, 2015	Trenton Crossing & McAllen Shopping Center (b)	Multi-tenant retail	265,900	39,295	38,410	13,760
September 15, 2015	The Shops at Boardwalk	Multi-tenant retail	122,400	27,400	26,634	3,146
September 29, 2015	Best on the Boulevard	Multi-tenant retail	204,400	42,500	41,542	15,932
September 29, 2015	Montecito Crossing	Multi-tenant retail	179,700	52,200	51,415	17,928
October 29, 2015	Green Valley Crossing (c)	Development (c)	96,400	35,000	34,200	3,904
November 12, 2015	Lake Mead Crossing	Multi-tenant retail	219,900	42,565	41,930	507
December 2, 2015	Golfsmith	Single-user retail	14,900	4,475	4,298	1,010
December 9, 2015	Wal-Mart – Turlock	Single-user retail	61,000	6,200	5,996	3,157
December 18, 2015	Southgate Plaza	Multi-tenant retail	86,100	7,000	6,665	—
December 31, 2015	Bellevue Mall	Development	369,300	15,750	17,500	—
			3,917,200	$516,444	$505,524	$121,792

(a)	Aggregate proceeds are net of transaction costs and exclude $300 of condemnation proceeds, which did not result in any additional gain recognition.

(b)	The terms of the disposition of Trenton Crossing and McAllen Shopping Center were negotiated as a single transaction.

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
During the year ended December 31, 2014, the Company sold 24 properties. The dispositions and certain additional transactions, including a pad sale and condemnations, resulted in aggregate proceeds, net of transaction costs, of $315,400 with aggregate gains of $42,851. During the year ended December 31, 2014, the Company repaid or defeased $128,947 in mortgages payable prior to or in connection with the 2014 dispositions.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s unvested restricted shares as of and for the years ended December 31, 2016, 2015 and 2014:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2014	152	$15.11
Shares granted (a)	303	$13.89
Shares vested	(58)	$14.50
Shares forfeited	(1)	$15.61
Balance as of December 31, 2014	396	$14.26
Shares granted (a)	801	$15.82
Shares vested	(405)	$14.89
Shares forfeited	(4)	$16.01
Balance as of December 31, 2015	788	$15.52
Shares granted (a)	274	$14.76
Shares vested	(510)	$15.38
Shares forfeited (b)	(10)	$14.70
Balance as of December 31, 2016 (c)	542	$15.28

(a)
Shares granted in 2014, 2015 and 2016 vest over periods ranging from one year to three years, 0.4 years to 3.4 years and 0.4 years to 3.9 years, respectively, in accordance with the terms of applicable award agreements.

(b)	Effective January 1, 2016, the Company made an accounting policy election to account for forfeitures when they occur.

(c)	As of December 31, 2016, total unrecognized compensation expense related to unvested restricted shares was $2,674, which is expected to be amortized over a weighted average term of 1.3 years.
In addition, during the years ended December 31, 2016 and 2015, performance restricted stock units (RSUs) were granted to the Company’s executives. Following the three-year performance period, one-third of the RSUs will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved and the executive remains employed during the performance period, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return as compared to that of the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index for the respective performance period. If an executive terminates employment during the performance period by reason of a qualified termination, as defined in the agreement, only a prorated portion of his or her outstanding RSUs will be eligible for conversion based upon the period in which the executive was employed during the performance period. If an executive terminates for any reason other than a qualified termination during the performance period, he or she would forfeit his or her outstanding RSUs. Following the performance period, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid during the performance period on the shares of common stock and restricted shares issued at the end of the performance period divided by the then-current market price of the Company’s common stock. The Company calculated the grant date fair values per unit using Monte Carlo simulations based on the probabilities of satisfying the market performance hurdles over the remainder of the performance period.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s unvested RSUs as of and for the years ended December 31, 2016 and 2015:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2015	—	$—
RSUs granted (a)	180	$14.19
RSUs ineligible for conversion	(6)	$14.10
RSUs eligible for future conversion as of December 31, 2015	174	$14.20
RSUs granted (b)	246	$13.85
RSUs ineligible for conversion	(29)	$13.56
RSUs eligible for future conversion as of December 31, 2016 (c)	391	$14.02

(a)
Assumptions as of the grant dates included a weighted average risk-free interest rate of 0.80%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 4.26%.

(b)
Assumptions as of the grant dates included a weighted average risk-free interest rate of 0.89%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 4.59%.

(c)	As of December 31, 2016, total unrecognized compensation expense related to unvested RSUs was $3,471, which is expected to be amortized over a weighted average term of 2.4 years.
During the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense of $7,209, $10,755 and $3,417, respectively, related to unvested restricted shares and RSUs. Included within compensation expense recorded during the year ended December 31, 2015 is compensation expense of $2,159 related to the accelerated vesting of 194 restricted shares in conjunction with the departure of the Company’s former Chief Financial Officer and Treasurer and former Executive Vice President and President of Property Management. The total fair value of restricted shares vested during the years ended December 31, 2016, 2015 and 2014 was $7,596, $6,188 and $840, respectively.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. Options to purchase a total of 84 shares of common stock had been granted under the plan. During the year ended December 31, 2015, options to purchase one share expired and options to purchase 10 shares were forfeited. During the year ended December 31, 2016, options to purchase two shares were exercised, options to purchase one share expired and options to purchase 10 shares were forfeited. As of December 31, 2016, options to purchase 41 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2014, 2015 or 2016. Compensation expense of $0, $0 and $3 related to stock options was recorded during the years ended December 31, 2016, 2015 and 2014, respectively.
(6) LEASES
The majority of revenues from the Company’s properties consist of rents received under long-term operating leases. In addition to base rent paid monthly in advance, some leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs, subject to the terms of the respective lease. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Operating expenses” or “Real estate taxes” and reimbursements are included in “Tenant recovery income” in the accompanying consolidated statements of operations and other comprehensive income.
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included in “Operating expenses” and sales tax reimbursements included in “Other property income” in the accompanying

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

consolidated statements of operations and other comprehensive income. Such taxes remitted to governmental authorities, which are reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $1,986, $2,071 and $1,985 for the years ended December 31, 2016, 2015 and 2014, respectively.
Minimum lease payments to be received under operating leases, excluding payments under master lease agreements, additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum Lease Payments
2017	$423,207
2018	382,938
2019	321,179
2020	262,571
2021	213,514
Thereafter	720,075
Total	$2,323,484
The remaining lease terms range from less than one year to more than 66 years.
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
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2028 to 2087, exclusive of any available option periods. In addition, the Company leases office space for certain management offices and its corporate offices, which were expanded during the year ended December 31, 2016 to include a regional office in Tysons Corner, Virginia. The following table summarizes rent expense included in the accompanying consolidated statements of operations and other comprehensive income, including straight-line rent expense.

	Year Ended December 31,
	2016	2015	2014
Ground lease rent expense (a)	$10,464	$11,461	$11,676
Office rent expense (b)	$1,317	$1,246	$1,210

(a)
Included in “Operating expenses” in the accompanying consolidated statements of operations and other comprehensive income. Includes straight-line ground rent expense of $3,253, $3,722 and $3,889 for the years ended December 31, 2016, 2015 and 2014, respectively.

(b)
Office rent expense related to property management operations is included in “Operating expenses” and office rent expense related to corporate office operations is included in “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Minimum future rental obligations to be paid under the ground and office leases, including fixed rental increases, are as follows:

Minimum Lease Obligations
2017	$7,853
2018	7,842
2019	8,157
2020	8,318
2021	8,525
Thereafter	376,939
Total	$417,634
(7) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	December 31, 2016			December 31, 2015
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance		Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$773,395	6.31%	4.2	$1,128,505	(b)	6.08%	3.9
Premium, net of accumulated amortization	1,437			1,865
Discount, net of accumulated amortization	(622)			(1)
Capitalized loan fees, net of accumulated amortization	(5,026)			(7,233)
Mortgages payable, net	$769,184			$1,123,136

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 8.00% and 3.35% to 8.00% as of December 31, 2016 and 2015, respectively.

(b)	Includes $7,910 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2015.
During the year ended December 31, 2016, the Company repaid or defeased mortgages payable in the total amount of $263,548 which had a weighted average fixed interest rate of 5.09% and made scheduled principal payments of $13,180 related to amortizing loans. One of the mortgages repaid, with a principal balance of $7,750 at maturity, had been swapped to a fixed rate and the Company had guaranteed a portion of the outstanding balance. Upon repayment of the mortgage on its scheduled maturity date, the interest rate swap expired and the Company’s guarantee was extinguished. In addition, during the year ended December 31, 2016, the Company disposed of The Gateway through a lender-directed sale in full satisfaction of its $94,353 mortgage obligation, which had a fixed interest rate of 6.57%. Immediately prior to the disposition, the lender reduced the Company’s loan obligation to $75,000 which was assumed by the buyer in connection with the disposition. Along with the loan reduction, the lender received the balance of the restricted escrows that they held and the rights to unpaid accounts receivable and forgave accrued interest, resulting in a net gain on extinguishment of debt of $13,653. The Company also assumed a mortgage payable with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031 in conjunction with the acquisition of The Shoppes at Union Hill.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, and some of the mortgages require reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for its mortgages payable. At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of December 31, 2016, the Company had a portfolio of mortgages payable with a principal balance of $379,435 that was cross-collateralized by 45 properties and scheduled to mature in 2019 (known as the IW JV portfolio of mortgages payable). Subsequent to December 31, 2016, the Company defeased the IW JV portfolio of mortgages payable. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2016, for each of the next five years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any 2017 debt activity, such as the defeasance of the IW JV portfolio of mortgages payable or the funding of the $200,000 unsecured term loan due 2023 (Term Loan Due 2023), which closed during the year ended December 31, 2016 and funded on January 3, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$35,023	$11,463	$433,982	$4,334	$23,249	$265,344	$773,395
Fixed rate term loan (b)	—	—	—	—	250,000	—	250,000
Unsecured notes payable (c)	—	—	—	—	100,000	600,000	700,000
Total fixed rate debt	35,023	11,463	433,982	4,334	373,249	865,344	1,723,395

Variable rate debt:
Variable rate term loan and revolving line of credit	—	200,000	—	86,000	—	—	286,000
Total debt (d)	$35,023	$211,463	$433,982	$90,334	$373,249	$865,344	$2,009,395

Weighted average interest rate on debt:
Fixed rate debt	4.83%	6.51%	7.49%	4.58%	2.73%	4.36%	4.82%
Variable rate debt (e)	—	2.22%	—	2.12%	—	—	2.19%
Total	4.83%	2.45%	7.49%	2.24%	2.73%	4.36%	4.44%

(a)	Excludes mortgage premium of $1,437 and discount of $(622), net of accumulated amortization, as of December 31, 2016.

(b)
$250,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.6677% through December 31, 2017.

(c)	Excludes discount of $(971), net of accumulated amortization, as of December 31, 2016.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.3 years as of December 31, 2016. Total debt excludes capitalized loan fees of $(11,314), net of accumulated amortization, as of December 31, 2016, which are included as a reduction to the respective debt balances, and the Term Loan Due 2023, which funded on January 3, 2017. Refer to Note 9 to the consolidated financial statements for further details on the Term Loan Due 2023.

(e)	Represents interest rates as of December 31, 2016.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(8) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		December 31, 2016		December 31, 2015
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	—	—%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	—	—%
		700,000	4.19%	500,000	4.20%
Discount, net of accumulated amortization		(971)		(1,090)
Capitalized loan fees, net of accumulated amortization		(3,886)		(3,334)
	Total	$695,143		$495,576
Notes Due 2026 and 2028
On September 30, 2016, the Company issued $100,000 of 10-year 4.08% senior unsecured notes due 2026 in a private placement transaction pursuant to a note purchase agreement it entered into with certain institutional investors on September 30, 2016. Pursuant to the same note purchase agreement, on December 28, 2016, the Company also issued $100,000 of 12-year 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028). The proceeds were used to pay down the Company’s unsecured revolving line of credit, early repay certain longer-dated mortgages payable and for general corporate purposes.
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
Notes Due 2025
On March 12, 2015, the Company completed a public offering of $250,000 in aggregate principal amount of 4.00% senior unsecured notes due 2025 (Notes Due 2025). The Notes Due 2025 were priced at 99.526% of the principal amount to yield 4.058% to maturity. The proceeds were used to repay a portion of the Company’s unsecured revolving line of credit.
The indenture, as supplemented, governing the Notes Due 2025 (the Indenture) contains customary covenants and events of default. Pursuant to the terms of the Indenture, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
Notes Due 2021 and 2024
On June 30, 2014, the Company completed a private placement of $250,000 of unsecured notes, consisting of $100,000 of 4.12% senior unsecured notes due 2021 and $150,000 of 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024). The proceeds were used to repay a portion of the Company’s unsecured revolving line of credit.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

As of December 31, 2016, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.
(9) UNSECURED TERM LOANS AND REVOLVING LINE OF CREDIT
Unsecured Credit Facility
On January 6, 2016, the Company entered into its fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Company’s Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. The Company received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. As of December 31, 2016, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The following table summarizes the Company’s Unsecured Credit Facility:

	December 31, 2016		December 31, 2015
Unsecured Credit Facility	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
$250,000 unsecured term loan – fixed rate (a)	$250,000	1.97%	$—	—%
$200,000 unsecured term loan – variable rate	200,000	2.22%	—	—%
$450,000 unsecured term loan – fixed rate portion (b)	—	—%	300,000	1.99%
$450,000 unsecured term loan – variable rate portion	—	—%	150,000	1.88%
Subtotal	450,000		450,000
Capitalized loan fees, net of accumulated amortization	(2,402)		(2,474)
Term loans, net	447,598		447,526
Revolving line of credit – variable rate (c)	86,000	2.12%	100,000	1.93%
Total unsecured credit facility, net	$533,598	2.09%	$547,526	1.95%

(a)
As of December 31, 2016, $250,000 of LIBOR-based variable rate debt has been swapped to a weighted average fixed rate of 0.6677% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of December 31, 2016.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2016, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
The Company previously had a $1,000,000 unsecured credit facility that consisted of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan that bore interest at a rate of LIBOR plus a credit spread ranging from 1.45% to 2.05% and was scheduled to mature on May 12, 2017 for the unsecured revolving line of credit and May 11, 2018 for the unsecured term loan.
Term Loan Due 2023
On November 22, 2016, the Company closed on a seven-year $200,000 unsecured term loan with a group of financial institutions, which funded on January 3, 2017. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread ranging from 1.70% to 2.55%. In accordance with the term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of December 31, 2016, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid. The Term Loan Due 2023 matures on November 22, 2023 and has a $100,000 accordion option that allows the Company, at its election, to increase the total unsecured term loan up to $300,000, subject to customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement.
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2016, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $722 will be reclassified as a decrease to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
During the year ended December 31, 2016, the Company entered into the following two interest rate swaps which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Termination Date
March 1, 2016	$100,000	0.6591%	December 31, 2017
May 16, 2016	$150,000	0.6735%	December 31, 2017
The Company previously had a $300,000 interest rate swap that matured on February 24, 2016. In addition, during the year ended December 31, 2016, the Company repaid a $7,750 variable rate mortgage payable that had been swapped to a fixed rate. Upon repayment of the mortgage on its scheduled maturity date, the interest rate swap expired. As of December 31, 2015, the outstanding principal balance of this variable rate mortgage was $7,910.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Interest rate swaps	2	2	$250,000	$307,910
The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets. The valuation techniques utilized are described in Note 16 to the consolidated financial statements.

	December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets, net	$743	N/A	$—
Interest rate swaps	N/A	$—	Other liabilities	$85
The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income:

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(399)	$643	Interest expense	$408	$1,095	Other income, net	$(21)	$(25)
Subsequent to December 31, 2016, the Company entered into two agreements to swap a total of $200,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.2628% through November 22, 2018.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.
The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2016, the Company did not have any derivatives in a net liability position and has not posted any collateral related to these agreements.
(11) INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company did not have any investments in unconsolidated joint ventures as of December 31, 2016 and 2015.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
Combined condensed financial information of the Company’s unconsolidated joint ventures (at 100%) for the year ended December 31, 2014, the period attributable to the Company’s ownership, is summarized as follows:

Other Joint Ventures (a)
2014
Revenues
Property related income	$11,853
Other income	6,679
Total revenues	18,532

Expenses
Operating expenses	1,660
Real estate taxes	2,339
Depreciation and amortization	3,948
General and administrative expenses	268
Interest expense	3,028
Other expense, net	11,921
Total expenses	23,164

Loss from continuing operations	(4,632)
Net loss	$(4,632)

(a)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland. In addition, effective December 1, 2014, the Company terminated its investment in the Captive.
Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture for the year ended December 31, 2014:

	The Company’s Share of Net Income (Loss)	Net Cash Distributions from/(Contributions to) Joint Ventures	Fees Earned by the Company
Joint Venture	2014	2014	2014
MS Inland (a)	$241	$1,360	$338
Captive (b)	(2,444)	(25)	—
	$(2,203)	$1,335	$338

(a)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland.

(b)	Effective December 1, 2014, the Company terminated its participation in the Captive.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences is recorded within “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income. Such basis differences resulted from the differences between the Company’s net book values based on historical cost and the fair values of investment properties contributed to its unconsolidated joint ventures and are amortized over the depreciable lives of the joint ventures’ real estate assets and liabilities. The Company recorded amortization of $115, which was accretive to net income, related to these differences during the year ended December 31, 2014.
The Company did not have any unconsolidated joint ventures as of December 31, 2016 and 2015. When the Company holds investments in unconsolidated joint ventures, they are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying the investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until its carrying value is fully recovered. The Company did not record any impairment charges to its investments in unconsolidated joint ventures during the year ended December 31, 2014.
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
On December 21, 2015, the Company entered into a new ATM equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s Unsecured Credit Facility. The Company did not sell any shares under its ATM equity program during the years ended December 31, 2016 and 2015. As of December 31, 2016, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
On December 15, 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Company did not repurchase any shares during the year ended December 31, 2015. During the year ended December 31, 2016, the Company repurchased 591 shares at an average price per share of $14.93 for a total of $8,841. As of December 31, 2016, $241,159 remained available under the repurchase program.
(13) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Year Ended December 31,
	2016		2015		2014
Numerator:
Income from continuing operations	$37,110		$3,832		$597
Gain on sales of investment properties	129,707		121,792		42,196
Net income from continuing operations attributable to noncontrolling interest	—		(528)		—
Preferred stock dividends	(9,450)		(9,450)		(9,450)
Income from continuing operations attributable to common shareholders	157,367		115,646		33,343
Income from discontinued operations	—		—		507
Net income attributable to common shareholders	157,367		115,646		33,850
Distributions paid on unvested restricted shares	(445)		(481)		(225)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$156,922		$115,165		$33,625

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	236,651	(a)	236,380	(b)	236,184	(c)
Effect of dilutive securities:
Stock options	2	(d)	2	(d)	3	(d)
RSUs	298	(e)	—	(f)	—
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	236,951		236,382		236,187

(a)
Excludes 542 shares of unvested restricted common stock, which equate to 637 shares on a weighted average basis for the year ended December 31, 2016. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

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

(d)
There were outstanding options to purchase 41, 53 and 64 shares of common stock as of December 31, 2016, 2015 and 2014, respectively, at a weighted average exercise price of $19.25, $19.39 and $19.32, respectively. Of these totals, outstanding options to purchase 35, 45 and 54 shares of common stock as of December 31, 2016, 2015 and 2014, respectively, at a weighted average exercise price of $20.55, $20.74 and $20.72, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(e)
There were 391 RSUs eligible for future conversion following the performance period as of December 31, 2016 (see Note 5 to the consolidated financial statements), which equate to 367 RSUs on a weighted average basis for the year ended December 31, 2016. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming the end of the reporting period was the end of the contingency periods.

(f)
There were 174 RSUs eligible for future conversion following the performance period as of December 31, 2015, which equate to 101 RSUs on a weighted average basis for the year ended December 31, 2015. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming the end of the reporting period was the end of the contingency period. Assuming December 31, 2015 was the end of the contingency period, none of these contingently issuable shares would have been outstanding.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
Notwithstanding the Company’s qualification as a REIT, the Company may be subject to certain state and local taxes on its income or properties. In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The Company did not record any income tax expense related to the TRS for the years ended December 31, 2016, 2015 and 2014. As a REIT, the Company may also be subject to certain U.S. federal excise taxes if it engages in certain types of transactions.
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
The Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Basis difference in properties	$—	$1,109
Capital loss carryforward	9,628	9,885
Net operating loss carryforward	10,677	12,543
Other	870	81
Gross deferred tax assets	21,175	23,618
Less: valuation allowance	(21,175)	(23,618)
Total deferred tax assets	—	—
Deferred tax liabilities:
Other	—	—
Net deferred tax assets	$—	$—
The Company’s deferred tax assets and liabilities result from the activities of the TRS. As of December 31, 2016, the TRS had a capital loss carryforward and a federal net operating loss carryforward of $27,510 and $30,507, respectively, which if not utilized, will begin to expire in 2019 and 2031, respectively.
Differences between net income from the consolidated statements of operations and other comprehensive income and the Company’s taxable income primarily relate to the recognition of sales of investment properties, impairment charges recorded on investment properties and the timing of both revenue recognition and investment property depreciation and amortization.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table reconciles the Company’s net income to REIT taxable income before the dividends paid deduction for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net income attributable to the Company	$166,817	$125,096	$43,300
Book/tax differences	(50,950)	2,344	71,910
REIT taxable income subject to 90% dividend requirement	$115,867	$127,440	$115,210
The Company’s dividends paid deduction for the years ended December 31, 2016, 2015 and 2014 is summarized below:

	2016	2015	2014
Cash distributions paid	$166,285	$166,064	$166,025
Less: non-dividend distributions	(50,418)	(38,624)	(50,815)
Total dividends paid deduction attributable to earnings and profits	$115,867	$127,440	$115,210
A summary of the tax characterization of the distributions paid per share to shareholders of the Company’s preferred stock and common stock for the years ended December 31, 2016, 2015 and 2014 follows:

	2016	2015	2014
Preferred stock
Ordinary dividends	$1.75	$1.75	$1.75
Non-dividend distributions	—	—	—
Total distributions per share	$1.75	$1.75	$1.75

Common stock
Ordinary dividends	$0.45	$0.50	$0.45
Non-dividend distributions	0.21	0.16	0.21
Total distributions per share	$0.66	$0.66	$0.66
The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. No liabilities have been recorded as of December 31, 2016 or 2015 as a result of this provision. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2016. Returns for the calendar years 2013 through 2016 remain subject to examination by federal and various state tax jurisdictions.
(15) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of December 31, 2016, 2015 and 2014, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015		2014
Number of properties for which indicators of impairment were identified	7	3	(a)	8	(b)
Less: number of properties for which an impairment charge was recorded	2	—		3
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	2	—		1
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	3	3		4

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	21%	42%		48%

(a)	Includes one property which has subsequently been sold as of December 31, 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(b)	Includes seven properties which have subsequently been sold as of December 31, 2016.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the year ended December 31, 2016:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
South Billings Center (a)	Development	Various (a)	—	$3,007
Mid-Hudson Center (b)	Multi-tenant retail	June 30, 2016	235,600	4,142
Saucon Valley Square (c)	Multi-tenant retail	September 30, 2016	80,700	4,742
Crown Theater (d)	Single-user retail	December 31, 2016	74,200	5,985
Rite Aid Store (Eckerd), Culver Rd. (e)	Single-user retail	December 31, 2016	10,900	2,500
				$20,376
	Estimated fair value of impaired properties as of impairment date			$40,850

(a)
An impairment charge was recorded on March 31, 2016 based upon the terms and conditions of an executed sales contract, which was subsequently terminated. The property, which was not under active development, was sold on December 16, 2016 and additional impairment was recognized pursuant to the terms and conditions of an executed sales contract.

(b)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of June 30, 2016 and was sold on July 21, 2016.

(c)	The Company recorded an impairment charge driven by a change in the estimated holding period for the property.

(d)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property.

(e)	The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer. This property was sold on January 27, 2017.
The Company recorded the following investment property impairment charges during the year ended December 31, 2015:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Massillon Commons (a)	Multi-tenant retail	June 4, 2015	245,900	$2,289
Traveler’s Office Building (a)	Single-user office	June 30, 2015	50,800	1,655
Shaw’s Supermarket (a)	Single-user retail	August 6, 2015	65,700	169
Southgate Plaza (a)	Multi-tenant retail	December 18, 2015	86,100	2,484
Bellevue Mall (a)	Development	December 31, 2015	369,300	13,340
				$19,937
	Estimated fair value of impaired properties as of impairment date			$43,720

(a)	The Company recorded impairment charges based upon the terms and conditions of an executed sales contract for the respective properties, which were sold during 2015.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company recorded the following investment property impairment charges during the year ended December 31, 2014:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Midtown Center (a)	Multi-tenant retail	March 31, 2014	408,500	$394
Gloucester Town Center (b)	Multi-tenant retail	Various (b)	107,200	6,148
Boston Commons (a)	Multi-tenant retail	August 19, 2014	103,400	453
Four Peaks Plaza (a)	Multi-tenant retail	August 27, 2014	140,400	4,154
Shaw’s Supermarket (c)	Single-user retail	September 30, 2014	65,700	6,230
The Gateway (d)	Multi-tenant retail	September 30, 2014	623,200	42,999
Newburgh Crossing (a)	Multi-tenant retail	December 22, 2014	62,900	1,139
Hartford Insurance Building (e)	Single-user office	December 31, 2014	97,400	5,782
Citizen’s Property Insurance Building (e)	Single-user office	December 31, 2014	59,800	4,341
Aon Hewitt East Campus (f)	Single-user office	December 31, 2014	343,000	563
			Total	$72,203
	Estimated fair value of impaired properties as of impairment date			$190,953

(a)	The Company recorded impairment charges based upon the terms and conditions of an executed sales contract for each of the respective properties, which were sold during 2014.

(b)
An impairment charge was recorded on June 30, 2014 based upon the terms of a bona fide purchase offer and additional impairment was recognized on September 30, 2014 pursuant to the terms and conditions of an executed sales contract.

(c)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property.

(d)
The Company recorded an impairment charge as a result of a combination of factors including the expected impact on future operating results stemming from a re-evaluation of the anticipated positioning of, and tenant population at, the property and a re-evaluation of other potential strategic alternatives for the property. This property was sold on February 1, 2016.

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
(16) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$743	$743	$—	$—
Financial liabilities:
Mortgages payable, net	$769,184	$833,210	$1,123,136	$1,213,620
Unsecured notes payable, net	$695,143	$679,212	$495,576	$486,701
Unsecured term loans, net	$447,598	$450,421	$447,526	$450,000
Unsecured revolving line of credit	$86,000	$86,130	$100,000	$100,000
Derivative liability	$—	$—	$85	$85
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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2016
Derivative asset	$—	$743	$—	$743

December 31, 2015
Derivative liability	$—	$85	$—	$85
Derivatives:  The fair value of the derivative asset and derivative liability are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 10 to the consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2016 aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the year ended December 31, 2016, except for those properties sold prior to December 31, 2016. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2		Level 3		Total	Provision for Impairment (a)
December 31, 2016
Investment properties	$—	$500	(b)	$10,600	(c)	$11,100	$13,227

(a)	Excludes impairment charges recorded on investment properties sold prior to December 31, 2016.

(b)
Represents the fair value of the Company’s Rite Aid Store (Eckerd), Culver Rd. investment property. The estimated fair value of Rite Aid Store (Eckerd), Culver Rd. was based upon the expected sales price from a bona fide purchase offer and determined to be a Level 2 input.

(c)
Represents the fair values of the Company’s Crown Theater and Saucon Valley Square investment properties. The estimated fair values of Crown Theater and Saucon Valley Square of $4,000 and $6,600, respectively, were determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates, growth assumptions and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant inputs to this valuation. The following were the key Level 3 inputs used in estimating the fair values of Crown Theater as of December 31, 2016 and Saucon Valley Square as of September 30, 2016, the date the assets were measured at fair value:

	2016
	Low	High
Rental growth rates	Varies (i)	Varies (i)
Operating expense growth rates	3.10%	18.02%
Discount rates	9.35%	10.00%
Terminal capitalization rates	8.35%	9.50%

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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2016
Mortgages payable, net	$—	$—	$833,210	$833,210
Unsecured notes payable, net	$234,700	$—	$444,512	$679,212
Unsecured term loans, net	$—	$—	$450,421	$450,421
Unsecured revolving line of credit	$—	$—	$86,130	$86,130

December 31, 2015
Mortgages payable, net	$—	$—	$1,213,620	$1,213,620
Unsecured notes payable, net	$239,482	$—	$247,219	$486,701
Unsecured term loan, net	$—	$—	$450,000	$450,000
Unsecured revolving line of credit	$—	$—	$100,000	$100,000
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.9% to 4.6% and 2.2% to 6.0% as of December 31, 2016 and 2015, respectively.
Unsecured notes payable, net: The quoted market price as of December 31, 2016 was used to value the Notes Due 2025. The Company estimates the fair value of its Notes Due 2021, 2024, 2026 and 2028 by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used were 4.48% and 4.64% as of December 31, 2016 and 2015, respectively.
Unsecured term loans, net:  The Company estimates the fair value of its unsecured term loans, net by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rate used to discount the credit spreads was 1.30% as of December 31, 2016 and 2015.
Unsecured revolving line of credit: The Company estimates the fair value of its unsecured revolving line of credit by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturity. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates used to discount the credit spreads were 1.30% and 1.35% as of December 31, 2016 and 2015, respectively.
There were no transfers between the levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.
(17) COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2016, the Company had letter(s) of credit outstanding totaling $12,296 which serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

As of December 31, 2016, the Company had active redevelopments at Reisterstown Road Plaza located in Baltimore, Maryland and Towson Circle located in Towson, Maryland. The Company estimates that it will incur net costs of approximately $12,000 to $13,000 related to the Reisterstown Road Plaza redevelopment and approximately $33,000 to $35,000 related to the Towson Circle redevelopment, of which $1,417 and $10,053, respectively, has been incurred as of December 31, 2016.
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
(19) SUBSEQUENT EVENTS
Subsequent to December 31, 2016, the Company:

•
defeased the IW JV portfolio of mortgages payable, which had an outstanding principal balance of $379,435 and an interest rate of 7.50%, and incurred a defeasance premium of $60,198. See Note 7 to the consolidated financial statements for further details;

•	received funding in the amount of $200,000 on the Term Loan Due 2023. See Note 9 to the consolidated financial statements for further details;

•	entered into two agreements to swap a total of $200,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.2628% through November 22, 2018;

•
closed on the acquisition of Main Street Promenade, a 181,600 square foot multi-tenant retail property located in Naperville, Illinois, for a gross purchase price of $88,000 through a consolidated VIE to facilitate a potential 1031 Exchange;

•
closed on the disposition of Rite Aid Store (Eckerd), Culver Rd., a 10,900 square foot single-user retail operating property located in Rochester, New York, for a sales price of $500 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges;

•
granted 88 restricted shares at a grant date fair value of $15.34 per share and 253 RSUs at a grant date fair value of $15.52 per RSU to the Company’s executives in conjunction with its long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the consolidated financial statements for additional details regarding the terms of the RSUs;

•
closed on a transaction whereby the Company received the fee interest in approximately 50 acres of land at Boulevard at the Capital Centre, an existing wholly-owned multi-tenant retail operating property located in Largo, Maryland. The property was previously subject to a ground lease with a third party for approximately 70 acres. In conjunction with this transaction, the Company paid consideration of $1,939 and agreed to shorten the term of the ground lease related to the remaining land;

•
declared the cash dividend for the first quarter of 2017 for its 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on March 31, 2017 to preferred shareholders of record at the close of business on March 20, 2017; and

•
declared the cash dividend for the first quarter of 2017 of $0.165625 per share on its outstanding Class A common stock, which will be paid on April 10, 2017 to Class A common shareholders of record at the close of business on March 27, 2017.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(20) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth selected quarterly financial data for the Company:

	2016
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues	$142,752	$144,526	$147,226	$148,639

Net income	$18,295	$72,494	$28,602	$47,426

Net income attributable to common shareholders	$15,932	$70,132	$26,239	$45,064

Net income per common share attributable to common shareholders – basic and diluted	$0.07	$0.30	$0.11	$0.19

Weighted average number of common shares outstanding – basic	236,528	236,783	236,716	236,578

Weighted average number of common shares outstanding – diluted	236,852	237,108	236,902	236,680

	2015
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues	$148,920	$150,955	$150,888	$153,197

Net income	$3,535	$78,329	$30,684	$13,076

Net income attributable to common shareholders	$644	$75,967	$28,321	$10,714

Net income per common share attributable to common shareholders – basic and diluted	$—	$0.32	$0.12	$0.05

Weighted average number of common shares outstanding – basic	236,477	236,439	236,354	236,250

Weighted average number of common shares outstanding – diluted	236,479	236,553	236,356	236,253

RETAIL PROPERTIES OF AMERICA, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Write-offs	Balance at end of year
Year ended December 31, 2016
Allowance for doubtful accounts	$7,910	2,466	(3,490)	$6,886
Tax valuation allowance	$23,618	(2,443)	—	$21,175

Year ended December 31, 2015
Allowance for doubtful accounts	$7,497	3,069	(2,656)	$7,910
Tax valuation allowance	$20,355	3,263	—	$23,618

Year ended December 31, 2014
Allowance for doubtful accounts	$8,197	2,689	(3,389)	$7,497
Tax valuation allowance	$18,631	1,724	—	$20,355

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
23rd Street Plaza	$2,823	$1,300	$5,319	$900	$1,300	$6,219	$7,519	$2,578	2003	12/04
Panama City, FL
Ashland & Roosevelt	973	13,850	21,052	642	13,850	21,694	35,544	9,110	2002	05/05
Chicago, IL
Avondale Plaza	—	4,573	9,497	36	4,573	9,533	14,106	779	2005	11/14
Redmond, WA
Azalea Square I	11,127	6,375	21,304	1,793	6,375	23,097	29,472	10,703	2004	10/04
Summerville, SC
Azalea Square III	—	3,280	10,348	90	3,280	10,438	13,718	3,529	2007	10/07
Summerville, SC
Bed Bath & Beyond Plaza	8,355	10,350	18,367	692	10,350	19,059	29,409	8,561	2004	10/04
Miami, FL
Bed Bath & Beyond Plaza	—	4,530	11,901	313	4,530	12,214	16,744	4,979	2000-2002	07/05
Westbury, NY
Boulevard at the Capital Centre	—	—	114,703	(28,975)	—	85,728	85,728	28,916	2004	09/04
Largo, MD
Boulevard Plaza	2,197	4,170	12,038	3,564	4,170	15,602	19,772	6,729	1994	04/05
Pawtucket, RI
The Brickyard	—	45,300	26,657	7,546	45,300	34,203	79,503	13,589	1977/2004	04/05
Chicago, IL
Brown's Lane	4,585	2,600	12,005	1,254	2,600	13,259	15,859	5,632	1985	04/05
Middletown, RI
Cedar Park Town Center	—	23,923	13,829	368	23,923	14,197	38,120	1,254	2013	02/15
Cedar Park, TX
Central Texas Marketplace	—	13,000	47,559	8,757	13,000	56,316	69,316	19,721	2004	12/06
Waco, TX
Centre at Laurel	—	19,000	8,406	16,714	18,700	25,420	44,120	9,805	2005	02/06
Laurel, MD
Chantilly Crossing	—	8,500	16,060	2,347	8,500	18,407	26,907	7,633	2004	05/05
Chantilly, VA
Cinemark Seven Bridges	4,585	3,450	11,728	15	3,450	11,743	15,193	4,824	2000	03/05
Woodridge, IL
Clearlake Shores	—	1,775	7,026	1,182	1,775	8,208	9,983	3,467	2003-2004	04/05
Clear Lake, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Coal Creek Marketplace	—	5,023	12,382	76	5,023	12,458	17,481	672	1991	08/15
Newcastle, WA
Colony Square	—	16,700	22,775	3,564	16,700	26,339	43,039	9,481	1997	05/06
Sugar Land, TX
The Columns	11,479	5,830	19,439	415	5,830	19,854	25,684	8,858	2004	8/04 &
Jackson, TN										10/04
The Commons at Temecula	—	12,000	35,887	3,344	12,000	39,231	51,231	16,211	1999	04/05
Temecula, CA
Coppell Town Center	—	2,919	13,281	59	2,919	13,340	16,259	1,744	1999	10/13
Coppell, TX
Coram Plaza	12,992	10,200	26,178	3,091	10,200	29,269	39,469	12,854	2004	12/04
Coram, NY
Corwest Plaza	13,985	6,900	23,851	2	6,900	23,853	30,753	11,409	1999-2003	01/04
New Britain, CT
Cottage Plaza	9,980	3,000	19,158	474	3,000	19,632	22,632	8,469	2004-2005	02/05
Pawtucket, RI
Cranberry Square	10,239	3,000	18,736	1,398	3,000	20,134	23,134	9,061	1996-1997	07/04
Cranberry Township, PA
Crown Theater	—	7,318	954	(5,481)	2,707	84	2,791	—	2000	07/05
Hartford, CT
Cuyahoga Falls Market Center	3,387	3,350	11,083	581	3,350	11,664	15,014	5,006	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy	—	750	1,958	—	750	1,958	2,708	831	1999	05/05
Lawton, OK
Cypress Mill Plaza	—	4,962	9,976	77	4,962	10,053	15,015	1,452	2004	10/13
Cypress, TX
Davis Towne Crossing	—	1,850	5,681	1,181	1,671	7,041	8,712	3,072	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	25,322	6,000	43,434	12,889	6,000	56,323	62,323	24,358	2003-2004	10/04
Denton, TX
Dorman Center I & II	19,906	17,025	29,478	1,057	17,025	30,535	47,560	14,747	2003-2004	3/04 & 7/04
Spartanburg, SC
Downtown Crown	—	43,367	110,785	1,940	43,367	112,725	156,092	8,432	2014	01/15
Gaithersburg, MD

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
East Stone Commons	—	2,900	28,714	(727)	2,826	28,061	30,887	10,813	2005	06/06
Kingsport, TN
Eastside	—	4,055	17,620	27	4,055	17,647	21,702	455	2008	06/16
Richardson, TX
Eastwood Towne Center	—	12,000	65,067	4,574	12,000	69,641	81,641	31,168	2002	05/04
Lansing, MI
Edgemont Town Center	6,040	3,500	10,956	449	3,500	11,405	14,905	5,067	2003	11/04
Homewood, AL
Edwards Multiplex	8,830	—	35,421	—	—	35,421	35,421	15,151	1988	05/05
Fresno, CA
Edwards Multiplex	12,765	11,800	33,098	—	11,800	33,098	44,898	14,157	1997	05/05
Ontario, CA
Evans Towne Centre	3,965	1,700	6,425	1,030	1,700	7,455	9,155	3,081	1995	12/04
Evans, GA
Fairgrounds Plaza	—	4,800	13,490	4,626	5,431	17,485	22,916	7,329	2002-2004	01/05
Middletown, NY
Five Forks	—	2,540	6,393	493	2,540	6,886	9,426	3,008	1999/2004-	12/04 &
Simpsonville, SC									2005	3/05
Fordham Place	—	17,209	96,547	(6)	17,209	96,541	113,750	11,057	Redev: 2009	11/13
Bronx, NY
Forks Town Center	7,805	2,430	14,836	818	2,430	15,654	18,084	7,077	2002	07/04
Easton, PA
Fort Evans Plaza II	—	16,118	44,880	174	16,118	45,054	61,172	3,701	2008	01/15
Leesburg, VA
Fox Creek Village	8,386	3,755	15,563	(913)	3,755	14,650	18,405	6,641	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	26,078	—	47,403	3,087	—	50,490	50,490	22,646	1988	06/04
Fullerton, CA
Galvez Shopping Center	—	1,250	4,947	382	1,250	5,329	6,579	2,247	2004	06/05
Galveston, TX
Gardiner Manor Mall	35,741	12,348	56,199	673	12,348	56,872	69,220	5,454	2000	06/14
Bay Shore, NY
Gateway Pavilions	22,538	9,880	55,195	1,165	9,880	56,360	66,240	24,741	2003-2004	12/04
Avondale, AZ

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Gateway Plaza	—	—	26,371	5,803	—	32,174	32,174	13,593	2000	07/04
Southlake, TX
Gateway Station	—	1,050	3,911	1,043	1,050	4,954	6,004	2,169	2003-2004	12/04
College Station, TX
Gateway Station II & III	—	3,280	11,557	(7)	3,280	11,550	14,830	3,791	2006-2007	05/07
College Station, TX
Gateway Village	34,766	8,550	39,298	5,397	8,550	44,695	53,245	19,745	1996	07/04
Annapolis, MD
Gerry Centennial Plaza	—	5,370	12,968	9,282	5,370	22,250	27,620	7,491	2006	06/07
Oswego, IL
Governor's Marketplace	—	—	30,377	3,309	—	33,686	33,686	15,267	2001	08/04
Tallahassee, FL
Grapevine Crossing	—	4,100	16,938	241	3,894	17,385	21,279	7,382	2001	04/05
Grapevine, TX
Green's Corner	4,937	3,200	8,663	741	3,200	9,404	12,604	3,952	1997	12/04
Cumming, GA
Gurnee Town Center	14,050	7,000	35,147	4,646	7,000	39,793	46,793	17,484	2000	10/04
Gurnee, IL
Henry Town Center	—	10,650	46,814	6,971	10,650	53,785	64,435	22,097	2002	12/04
McDonough, GA
Heritage Square	—	6,377	11,385	1,441	6,377	12,826	19,203	1,266	1985	02/14
Issaquah, WA
Heritage Towne Crossing	—	3,065	10,729	1,533	3,065	12,262	15,327	5,720	2002	03/04
Euless, TX
Hickory Ridge	17,939	6,860	33,323	613	6,860	33,936	40,796	15,155	1999	01/04
Hickory, NC
High Ridge Crossing	4,585	3,075	9,148	(159)	3,075	8,989	12,064	3,897	2004	03/05
High Ridge, MO
Holliday Towne Center	7,233	2,200	11,609	(333)	2,200	11,276	13,476	5,007	2003	02/05
Duncansville, PA
Home Depot Center	—	—	16,758	—	—	16,758	16,758	7,065	1996	06/05
Pittsburgh, PA
Home Depot Plaza	10,689	9,700	17,137	1,738	9,700	18,875	28,575	7,805	1992	06/05
Orange, CT

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
HQ Building	—	5,200	10,010	4,211	5,200	14,221	19,421	5,858	Redev: 2004	12/05
San Antonio, TX
Huebner Oaks Center	—	18,087	64,731	217	18,087	64,948	83,035	6,139	1996	06/14
San Antonio, TX
Humblewood Shopping Center	—	2,200	12,823	1,392	2,200	14,215	16,415	5,406	Renov: 2005	11/05
Humble, TX
Irmo Station	4,674	2,600	9,247	1,231	2,579	10,499	13,078	4,529	1980 & 1985	12/04
Irmo, SC
Jefferson Commons	—	23,097	52,762	2,001	23,097	54,763	77,860	17,720	2005	02/08
Newport News, VA
John's Creek Village	—	14,446	23,932	568	14,446	24,500	38,946	2,531	2004	06/14
John's Creek, GA
King Philip's Crossing	—	3,710	19,144	(150)	3,710	18,994	22,704	7,779	2005	11/05
Seekonk, MA
La Plaza Del Norte	—	16,005	37,744	4,007	16,005	41,751	57,756	19,057	1996/1999	01/04
San Antonio, TX
Lake Mary Pointe	1,516	2,075	4,009	186	2,065	4,205	6,270	1,842	1999	10/04
Lake Mary, FL
Lake Worth Towne Crossing	—	6,600	30,910	9,124	6,600	40,034	46,634	13,839	2005	06/06
Lake Worth, TX
Lakepointe Towne Center	—	4,750	23,904	3,027	4,750	26,931	31,681	11,092	2004	05/05
Lewisville, TX
Lakewood Towne Center	—	12,555	74,612	(13,958)	12,555	60,654	73,209	27,077	1998/2002-	06/04
Lakewood, WA									2003
Lincoln Park	25,217	38,329	17,772	357	38,329	18,129	56,458	1,821	1997	06/14
Dallas, TX
Lincoln Plaza	—	13,000	46,482	22,906	13,110	69,278	82,388	27,534	2001-2004	09/05
Worcester, MA
Low Country Village I & II	—	2,910	16,614	(277)	2,486	16,761	19,247	7,536	2004 & 2005	06/04 &
Bluffton, SC										09/05
Lowe's/Bed, Bath & Beyond	—	7,423	799	(8)	7,415	799	8,214	604	2005	08/05
Butler, NJ
MacArthur Crossing	—	4,710	16,265	2,242	4,710	18,507	23,217	8,609	1995-1996	02/04
Los Colinas, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Magnolia Square	5,905	2,635	15,040	(654)	2,635	14,386	17,021	6,245	2004	02/05
Houma, LA
Manchester Meadows	—	14,700	39,738	6,048	14,700	45,786	60,486	18,780	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	—	3,300	12,195	3,625	3,300	15,820	19,120	7,013	2003-2004	11/04
Mansfield, TX
Merrifield Town Center	—	18,678	36,496	497	18,678	36,993	55,671	2,716	2008	01/15
Falls Church, VA
Merrifield Town Center II	—	28,797	14,698	22	28,797	14,720	43,517	533	1972 Renov:	01/16
Falls Church, VA									2006-2007
New Forest Crossing	—	4,390	11,313	66	4,390	11,379	15,769	1,550	2003	10/13
Houston, TX
Newnan Crossing I & II	—	15,100	33,987	6,579	15,100	40,566	55,666	18,063	1999 &	12/03 &
Newnan, GA									2004	02/04
Newton Crossroads	3,478	3,350	6,927	541	3,350	7,468	10,818	3,110	1997	12/04
Covington, GA
North Rivers Towne Center	9,360	3,350	15,720	570	3,350	16,290	19,640	7,444	2003-2004	04/04
Charleston, SC
Northgate North	26,186	7,540	49,078	(14,262)	7,540	34,816	42,356	16,401	1999-2003	06/04
Seattle, WA
Northpointe Plaza	21,651	13,800	37,707	4,463	13,800	42,170	55,970	19,119	1991-1993	05/04
Spokane, WA
Northwood Crossing	—	3,770	13,658	1,210	3,770	14,868	18,638	5,966	1979/2004	01/06
Northport, AL
Northwoods Center	7,914	3,415	9,475	6,668	3,415	16,143	19,558	7,007	2002-2004	12/04
Wesley Chapel, FL
Oak Brook Promenade	—	10,343	50,057	1,245	10,343	51,302	61,645	1,611	2006	03/16
Oak Brook, IL
One Loudoun Downtown	—	22,113	91,138	1	22,113	91,139	113,252	322	2013-2016	11/16
Ashburn, VA
Orange Plaza (Golfland Plaza)	—	4,350	4,834	2,366	4,350	7,200	11,550	2,879	1995	05/05
Orange, CT
The Orchard	—	3,200	17,151	250	3,200	17,401	20,601	7,170	2004-2005	07/05 &
New Hartford, NY										9/05

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Oswego Commons	—	6,454	16,004	465	6,454	16,469	22,923	1,931	2002-2004	06/14
Oswego, IL
Page Field Commons	—	—	43,355	1,156	—	44,511	44,511	18,522	1999	05/05
Fort Myers, FL
Paradise Valley Marketplace	8,565	6,590	20,425	756	6,590	21,181	27,771	9,931	2002	04/04
Phoenix, AZ
Parkway Towne Crossing	—	6,142	20,423	8,740	6,142	29,163	35,305	11,011	2010	08/06
Frisco, TX
Pavilion at Kings Grant I & II	—	10,274	12,392	12,243	10,274	24,635	34,909	9,357	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Pelham Manor Shopping Plaza	—	—	67,870	62	—	67,932	67,932	8,615	2008	11/13
Pelham Manor, NY
Peoria Crossings I & II	24,082	6,995	32,816	3,909	8,495	35,225	43,720	16,227	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Phenix Crossing	3,875	2,600	6,776	343	2,600	7,119	9,719	3,165	2004	12/04
Phenix City, AL
Placentia Town Center	10,334	11,200	11,751	2,413	11,200	14,164	25,364	5,921	1973/2000	12/04
Placentia, CA
Plaza at Marysville	8,565	6,600	13,728	866	6,600	14,594	21,194	6,520	1995	07/04
Marysville, WA
Plaza Santa Fe II	—	—	28,588	3,389	—	31,977	31,977	14,870	2000-2002	06/04
Santa Fe, NM
Pleasant Run	12,773	4,200	29,085	7,091	4,200	36,176	40,376	14,212	2004	12/04
Cedar Hill, TX
Quakertown	—	2,400	9,246	43	2,400	9,289	11,689	3,853	2004-2005	09/05
Quakertown, PA
Red Bug Village	—	1,790	6,178	336	1,790	6,514	8,304	2,722	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza (a)	46,182	15,800	70,372	6,420	15,791	76,801	92,592	33,874	1986/2004	08/04
Baltimore, MD
Rite Aid Store (Eckerd)	1,535	900	2,377	—	900	2,377	3,277	1,126	2003-2004	06/04
Columbia, SC
Rite Aid Store (Eckerd)	1,224	600	2,033	1	600	2,034	2,634	938	2003-2004	06/04
Crossville, TN

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd)	1,473	1,050	2,047	1	1,050	2,048	3,098	944	2003-2004	06/04
Greer, SC
Rite Aid Store (Eckerd)	1,753	700	2,960	1	700	2,961	3,661	1,366	2003-2004	06/04
Kill Devil Hills, NC
Rite Aid Store (Eckerd), Culver Rd.	—	1,590	2,279	(3,380)	265	224	489	—	2001	11/05
Rochester, NY
Rivery Town Crossing	—	2,900	6,814	384	2,900	7,198	10,098	2,762	2005	10/06
Georgetown, TX
Royal Oaks Village II	—	3,450	17,000	272	3,450	17,272	20,722	5,039	2004-2005	11/05
Houston, TX
Saucon Valley Square	7,941	3,200	12,642	(9,645)	1,818	4,379	6,197	87	1999	09/04
Bethlehem, PA
Sawyer Heights Village	18,824	24,214	15,797	705	24,214	16,502	40,716	2,165	2007	10/13
Houston, TX
Schaumburg Towers	—	7,900	137,096	405	7,900	137,501	145,401	58,553	1986 & 1990	11/04
Schaumburg, IL
Shoppes at Hagerstown	—	4,034	21,937	131	4,034	22,068	26,102	987	2008	01/16
Hagerstown, MD
Shoppes at Park West	4,940	2,240	9,357	78	2,240	9,435	11,675	4,201	2004	11/04
Mt. Pleasant, SC
The Shoppes at Quarterfield	—	2,190	8,840	193	2,190	9,033	11,223	4,232	1999	01/04
Severn, MD
The Shoppes at Union Hill	14,757	12,666	45,227	38	12,666	45,265	57,931	1,482	2003	04/16
Denville, NJ
Shoppes of New Hope	3,362	1,350	11,045	20	1,350	11,065	12,415	5,060	2004	07/04
Dallas, GA
Shoppes of Prominence Point I & II	—	3,650	12,652	203	3,650	12,855	16,505	5,901	2004 & 2005	06/04 &
Canton, GA										09/05
Shops at Forest Commons	—	1,050	6,133	294	1,050	6,427	7,477	2,807	2002	12/04
Round Rock, TX
The Shops at Legacy	—	8,800	108,940	15,243	8,800	124,183	132,983	43,545	2002	06/07
Plano, TX
Shops at Park Place	7,503	9,096	13,175	1,082	9,096	14,257	23,353	6,969	2001	10/03
Plano, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Southlake Corners	21,090	6,612	23,605	82	6,612	23,687	30,299	3,009	2004	10/13
Southlake, TX
Southlake Town Square I - VII	—	43,790	201,028	23,258	41,603	226,473	268,076	84,812	1998-2007	12/04, 5/07,
Southlake, TX										9/08 & 3/09
Stilesboro Oaks	4,725	2,200	9,426	473	2,200	9,899	12,099	4,216	1997	12/04
Acworth, GA
Stonebridge Plaza	—	1,000	5,783	427	1,000	6,210	7,210	2,593	1997	08/05
McKinney, TX
Stony Creek I	7,947	6,735	17,564	1,739	6,735	19,303	26,038	9,234	2003	12/03
Noblesville, IN
Stony Creek II	—	1,900	5,106	79	1,900	5,185	7,085	2,112	2005	11/05
Noblesville, IN
Streets of Yorktown	—	3,440	22,111	2,893	3,440	25,004	28,444	10,017	2005	12/05
Houston, TX
Tacoma South	—	10,976	22,898	5	10,976	22,903	33,879	617	1984-2015	05/16
Tacoma, WA
Target South Center	—	2,300	8,760	727	2,300	9,487	11,787	3,951	1999	11/05
Austin, TX
Tollgate Marketplace	34,933	8,700	61,247	7,081	8,700	68,328	77,028	29,407	1979/1994	07/04
Bel Air, MD
Town Square Plaza	16,760	9,700	18,264	1,668	9,700	19,932	29,632	8,009	2004	12/05
Pottstown, PA
Towson Circle (a)	—	9,050	17,840	(26,835)	—	55	55	—	1998	07/04
Towson, MD
Towson Square	—	13,757	21,958	(174)	13,757	21,784	35,541	959	2014	11/15
Towson, MD
Tysons Corner	—	22,525	7,184	15	22,525	7,199	29,724	426	1980	05/15
Vienna, VA									Renov:2004, 2012/2013
University Town Center	4,140	—	9,557	337	—	9,894	9,894	4,337	2002	11/04
Tuscaloosa, AL
Village Shoppes at Gainesville	19,325	4,450	36,592	1,975	4,450	38,567	43,017	15,727	2004	09/05
Gainesville, GA
Village Shoppes at Simonton	3,102	2,200	10,874	24	2,200	10,898	13,098	4,953	2004	08/04
Lawrenceville, GA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Walter's Crossing	—	14,500	16,914	544	14,500	17,458	31,958	6,837	2005	07/06
Tampa, FL
Watauga Pavilion	—	5,185	27,504	986	5,185	28,490	33,675	12,913	2003-2004	05/04
Watauga, TX
West Town Market	—	1,170	10,488	193	1,170	10,681	11,851	4,517	2004	06/05
Fort Mill, SC
Wilton Square	—	8,200	35,538	371	8,200	35,909	44,109	14,949	2000	07/05
Saratoga Springs, NY
Winchester Commons	5,291	4,400	7,471	571	4,400	8,042	12,442	3,418	1999	11/04
Memphis, TN
Woodinville Plaza	—	16,073	25,433	896	16,073	26,329	42,402	1,378	1981	06/15 &
Woodinville, WA										8/16
Total Operating Properties	769,184	1,208,948	4,039,199	227,920	1,191,403	4,284,664	5,476,067	1,443,333

Developments in Progress	—	15,541	7,898	—	15,541	7,898	23,439	—

Total Investment Properties	$769,184	$1,224,489	$4,047,097	$227,920	$1,206,944	$4,292,562	$5,499,506	$1,443,333

(a)	The cost basis associated with this property or a portion of this property was reclassified to Developments in Progress.

RETAIL PROPERTIES OF AMERICA, INC.

Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned as of December 31, 2016 for U.S. federal income tax purposes was approximately $5,524,479.

(C)	Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2016	2015	2014
Balance as of January 1,	$5,687,842	$5,680,376	$5,804,518
Purchase of investment property	435,989	508,924	397,993
Sale of investment property	(526,970)	(498,833)	(338,938)
Property held for sale	(47,151)	—	(36,914)
Provision for asset impairment	(47,159)	(4,786)	(159,447)
Acquired lease intangible assets	4,586	(15,311)	5,579
Acquired lease intangible liabilities	(7,631)	17,472	7,585
Balance as of December 31,	$5,499,506	$5,687,842	$5,680,376

(E)	Reconciliation of accumulated depreciation:

	2016	2015	2014
Balance as of January 1,	$1,433,195	$1,365,471	$1,330,474
Depreciation expense	191,493	183,639	183,142
Sale of investment property	(118,925)	(111,346)	(63,460)
Property held for sale	(15,769)	—	(5,358)
Provision for asset impairment	(18,500)	(2,497)	(77,390)
Write-offs due to early lease termination	(3,947)	(2,072)	(1,937)
Other disposals	(24,214)	—	—
Balance as of December 31,	$1,443,333	$1,433,195	$1,365,471
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
Based on management’s evaluation as of December 31, 2016, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Retail Properties of America, Inc.
Oak Brook, Illinois
We have audited the internal control over financial reporting of Retail Properties of America, Inc. and its subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 15, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2017-01, Business Combinations.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 15, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 will be included in our definitive proxy statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed:

(1)	The consolidated financial statements of the Company are set forth in this report in Item 8.

(2)	Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2016 are submitted herewith:

Page
Valuation and Qualifying Accounts (Schedule II)	99
Real Estate and Accumulated Depreciation (Schedule III)	100
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

10.3
Indemnification Agreements by and between the Registrant and its directors and officers (Incorporated herein by reference to Exhibits 10.6 A-E and H to the Registrant’s Annual Report/Amended on Form 10-K/A for the year ended December 31, 2006 and filed on April 27, 2007, Exhibits 10.560 - 10.561 and 10.568 - 10.570 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008, Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on February 22, 2012, Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and filed on August 6, 2013, Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and filed on August 5, 2014, Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and filed on August 5, 2015, Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 4, 2015, and Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

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

10.8
Fourth Amended and Restated Credit Agreement dated as of January 6, 2016 among the Registrant as Borrower and KeyBank National Association as Administrative Agent, Wells Fargo Securities LLC as Co-Lead Arranger and Joint Book Manager, and Wells Fargo Bank, National Association as Syndication Agent, KeyBanc Capital Markets Inc., U.S. Bank National Association, PNC Capital Markets LLC, and Regions Capital Markets as Co-Lead Arrangers and Joint Book Managers, each of U.S. Bank National Association, PNC Capital Markets LLC, Regions Capital Markets, Bank of America, N.A., Citibank, N.A., The Bank of Nova Scotia, Capital One, N.A., Deutsche Bank Securities Inc., and Morgan Stanley Senior Funding, Inc. as Documentation Agents, and Certain Lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on February 17, 2016).

10.9
Note Purchase Agreement dated as of September 30, 2016, among the Registrant as Issuer and Certain Institutions as Purchasers (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2016).

10.10
Term Loan Agreement, dated as of November 22, 2016, by and among the Registrant as Borrower and Capital One, National Association as Administrative Agent, Capital One, National Association, PNC Capital Markets LLC, TD Bank, N.A., and Regions Bank as Joint Lead Arrangers and Joint Book Managers, TD Bank, N.A. as Syndication Agent, PNC Capital Markets LLC and Regions Bank as Co-Documentation Agent, and Certain Lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2016).

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

10.13
Amended and Restated Retention Agreement dated October 31, 2016 by and between the Registrant and Steven P. Grimes (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

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

10.20
Retention Agreement dated February 19, 2013 by and between the Registrant and Shane C. Garrison (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

Exhibit No.	Description

10.21
Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Shane C. Garrison (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and filed on May 5, 2015).

10.22
Amended and Restated Retention Agreement dated October 31, 2016 by and between the Registrant and Shane C. Garrison (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

10.23
Retention Agreement dated February 19, 2013 by and between the Registrant and Dennis K. Holland (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.24
Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Dennis K. Holland (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and filed on May 5, 2015).

10.25
Offer Letter, dated July 13, 2015, by and between the Registrant and Heath R. Fear (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and filed on August 5, 2015).

10.26
Retention Agreement dated October 31, 2016 by and between the Registrant and Heath R. Fear (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

10.27	Offer Letter, dated March 24, 2016, by and between the Registrant and Paula C. Maggio (filed herewith).
10.28	Indemnification Agreement, dated May 2, 2016, by and between the Registrant and Paula C. Maggio (filed herewith).
10.29
Retention Agreement dated October 31, 2016 by and between the Registrant and Paula C. Maggio (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

/s/ STEVEN P. GRIMES

By:	Steven P. Grimes
President and Chief Executive Officer
Date:	February 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ STEVEN P. GRIMES		/s/ BONNIE S. BIUMI		/s/ RICHARD P. IMPERIALE

By:	Steven P. Grimes	By:	Bonnie S. Biumi	By:	Richard P. Imperiale
	Director, President and Chief Executive Officer		Director		Director
Date:	February 15, 2017	Date:	February 15, 2017	Date:	February 15, 2017

	/s/ HEATH R. FEAR		/s/ FRANK A. CATALANO, JR.		/s/ PETER L. LYNCH

By:	Heath R. Fear	By:	Frank A. Catalano, Jr.	By:	Peter L. Lynch
	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)		Director		Director
Date:	February 15, 2017	Date:	February 15, 2017	Date:	February 15, 2017

	/s/ JULIE M. SWINEHART		/s/ PAUL R. GAUVREAU		/s/ THOMAS J. SARGEANT

By:	Julie M. Swinehart	By:	Paul R. Gauvreau	By:	Thomas J. Sargeant
	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)		Director		Director
Date:	February 15, 2017	Date:	February 15, 2017	Date:	February 15, 2017

	/s/ GERALD M. GORSKI		/s/ ROBERT G. GIFFORD

By:	Gerald M. Gorski	By:	Robert G. Gifford
	Chairman of the Board and Director		Director
Date:	February 15, 2017	Date:	February 15, 2017