Form 10-Q
period 2017-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2017-05-03
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of April 28, 2017:
Class A common stock:    236,888,222 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2017	December 31, 2016
Assets
Investment properties:
Land	$1,193,803	$1,191,403
Building and other improvements	4,268,740	4,284,664
Developments in progress	25,515	23,439
	5,488,058	5,499,506
Less accumulated depreciation	(1,440,089)	(1,443,333)
Net investment properties (includes $86,798 and $0 from consolidated variable interest entities, respectively)	4,047,969	4,056,173
Cash and cash equivalents	40,274	53,119
Accounts and notes receivable (net of allowances of $7,903 and $6,886, respectively)	71,705	78,941
Acquired lease intangible assets, net	140,980	142,015
Assets associated with investment properties held for sale	38,200	30,827
Other assets, net	127,489	91,898
Total assets	$4,466,617	$4,452,973

Liabilities and Equity
Liabilities:
Mortgages payable, net	$373,221	$769,184
Unsecured notes payable, net	695,287	695,143
Unsecured term loans, net	646,194	447,598
Unsecured revolving line of credit	363,000	86,000
Accounts payable and accrued expenses	58,331	83,085
Distributions payable	39,235	39,222
Acquired lease intangible liabilities, net	108,529	105,290
Liabilities associated with investment properties held for sale	1,060	864
Other liabilities	79,279	74,501
Total liabilities	2,364,136	2,300,887

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of March 31, 2017 and December 31, 2016; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 236,888 and 236,770 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	237	237
Additional paid-in capital	4,927,615	4,927,155
Accumulated distributions in excess of earnings	(2,826,730)	(2,776,033)
Accumulated other comprehensive income	1,354	722
Total equity	2,102,481	2,152,086
Total liabilities and equity	$4,466,617	$4,452,973

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental income	$109,974	$115,260
Tenant recovery income	30,786	30,356
Other property income	2,933	3,023
Total revenues	143,693	148,639

Expenses
Operating expenses	21,864	23,061
Real estate taxes	21,879	19,939
Depreciation and amortization	53,474	53,396
Provision for impairment of investment properties	—	2,164
General and administrative expenses	11,213	11,406
Total expenses	108,430	109,966

Operating income	35,263	38,673

Gain on extinguishment of debt	—	13,653
Interest expense	(85,532)	(26,764)
Other income, net	5	125
(Loss) income from continuing operations	(50,264)	25,687
Gain on sales of investment properties	41,164	21,739
Net (loss) income	(9,100)	47,426
Preferred stock dividends	(2,362)	(2,362)
Net (loss) income attributable to common shareholders	$(11,462)	$45,064

(Loss) earnings per common share – basic and diluted
Net (loss) income per common share attributable to common shareholders	$(0.05)	$0.19

Net (loss) income	$(9,100)	$47,426
Other comprehensive income:
Net unrealized gain on derivative instruments (Note 9)	632	33
Comprehensive (loss) income attributable to the Company	$(8,468)	$47,459

Weighted average number of common shares outstanding – basic	236,294	236,578

Weighted average number of common shares outstanding – diluted	236,294	236,680

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	5,400	$5	237,267	$237	$4,931,395	$(2,776,215)	$(85)	$2,155,337
Cumulative effect of accounting change	—	—	—	—	17	(17)	—	—
Net income	—	—	—	—	—	47,426	—	47,426
Other comprehensive income	—	—	—	—	—	—	33	33
Distributions declared to preferred shareholders ($0.4375 per share)	—	—	—	—	—	(2,362)	—	(2,362)
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	(39,311)	—	(39,311)
Issuance of common stock, net of offering costs	—	—	—	—	5	—	—	5
Issuance of restricted shares	—	—	207	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(6)	—	2,026	—	—	2,026
Shares withheld for employee taxes	—	—	(121)	—	(1,736)	—	—	(1,736)
Balance as of March 31, 2016	5,400	$5	237,347	$237	$4,931,707	$(2,770,479)	$(52)	$2,161,418

Balance as of January 1, 2017	5,400	$5	236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086
Net loss	—	—	—	—	—	(9,100)	—	(9,100)
Other comprehensive income	—	—	—	—	—	—	632	632
Distributions declared to preferred shareholders ($0.4375 per share)	—	—	—	—	—	(2,362)	—	(2,362)
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	(39,235)	—	(39,235)
Issuance of restricted shares	—	—	206	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,793	—	—	1,793
Shares withheld for employee taxes	—	—	(88)	—	(1,333)	—	—	(1,333)
Balance as of March 31, 2017	5,400	$5	236,888	$237	$4,927,615	$(2,826,730)	$1,354	$2,102,481

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(9,100)	$47,426
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,474	53,396
Provision for impairment of investment properties	—	2,164
Gain on sales of investment properties	(41,164)	(21,739)
Gain on extinguishment of debt	—	(13,653)
Amortization of loan fees and debt premium and discount, net	4,965	1,997
Amortization of stock-based compensation	1,793	2,026
Premium paid in connection with defeasance of mortgages payable	59,968	—
Payment of leasing fees and inducements	(2,152)	(3,954)
Changes in accounts receivable, net	6,534	6,897
Changes in accounts payable and accrued expenses, net	(24,311)	(20,462)
Changes in other operating assets and liabilities, net	8,242	(1,568)
Other, net	651	723
Net cash provided by operating activities	58,900	53,253

Cash flows from investing activities:
Changes in restricted escrows, net	18,427	(2,616)
Purchase of investment properties	(93,752)	(138,035)
Capital expenditures and tenant improvements	(12,432)	(7,622)
Proceeds from sales of investment properties	43,540	16,427
Investment in developments in progress	(1,610)	—
Other, net	—	98
Net cash used in investing activities	(45,827)	(131,748)

Cash flows from financing activities:
Principal payments on mortgages payable	(20,588)	(2,836)
Proceeds from unsecured term loans	200,000	—
Proceeds from unsecured revolving line of credit	389,000	240,000
Repayments of unsecured revolving line of credit	(112,000)	(60,000)
Payment of loan fees and deposits	(10)	(6,020)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	(439,403)	—
Distributions paid	(41,584)	(41,659)
Other, net	(1,333)	(1,826)
Net cash (used in) provided by financing activities	(25,918)	127,659

Net (decrease) increase in cash and cash equivalents	(12,845)	49,164
Cash and cash equivalents, at beginning of period	53,119	51,424
Cash and cash equivalents, at end of period	$40,274	$100,588
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$19,868	$21,538
Distributions payable	$39,235	$39,311
Accrued capital expenditures and tenant improvements	$7,649	$9,084
Accrued leasing fees and inducements	$975	$654
Accrued redevelopment costs	$5,282	$—
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$439,403	$—
Defeasance of mortgages payable	$379,435	$—

Purchase of investment properties (after credits at closing):
Net investment properties	$(95,622)	$(129,866)
Accounts receivable, acquired lease intangibles and other assets	(7,550)	(11,812)
Accounts payable, acquired lease intangibles and other liabilities	6,896	3,643
Deferred gain	2,524	—
	$(93,752)	$(138,035)

Proceeds from sales of investment properties:
Net investment properties	$64,519	$104,706
Accounts receivable, acquired lease intangibles and other assets	2,327	8,970
Accounts payable, acquired lease intangibles and other liabilities	(516)	(3,315)
Deferred gain	(1,486)	—
Mortgage debt forgiven or assumed	—	(94,353)
Gain on extinguishment of debt	—	13,653
Gain on sales of investment properties	41,164	21,739
Proceeds temporarily restricted related to potential Internal Revenue Code Section 1031 tax-deferred exchanges	(62,468)	(34,973)
	$43,540	$16,427

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2016, which are included in its 2016 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
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
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and any consolidated variable interest entities (VIEs). All intercompany balances and transactions have been eliminated in consolidation. Wholly-owned subsidiaries generally consist of limited liability companies, limited partnerships and statutory trusts.
The Company’s property ownership as of March 31, 2017 is summarized below:

	Wholly-owned	Consolidated VIEs	Total
Retail operating properties (a)	148	1	149
Office properties	1	—	1
Total operating properties	149	1	150

Redevelopment properties	2	—	2

(a)	Excludes four wholly-owned operating properties classified as held for sale as of March 31, 2017.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2016 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2017.
Recently Issued Accounting Pronouncements
In March 2017, the Securities and Exchange Commission issued a final rule, Exhibit Hyperlinks and HTML Format, which is effective September 1, 2017. The final rule will require registrants that file registration statements and reports subject to the exhibit requirements under Item 601 of Regulation S-K, or that file Forms F-10 or 20-F, to include a hyperlink to each exhibit listed in the exhibit index of these filings. To enable the inclusion of such hyperlinks, registrants will be required to submit all such filings in HyperText Markup Language (HTML) format. The Company expects to add hyperlinks to its exhibit index starting with the Form 10-Q for the quarter ended September 30, 2017.
In May 2014 with subsequent updates issued in August 2015 and March, April, May and December 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This new guidance is effective January 1, 2018, with early adoption permitted, and will replace existing revenue recognition standards. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The sale of investment property and any non-lease components contained within lease agreements will be required to follow the new guidance; however, lease components of lease contracts will be subject to the Leases guidance described below. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While the Company anticipates additional disclosure, it does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements as it believes the majority of its revenue falls outside of the scope of this guidance; however, it will continue to evaluate this assessment until the guidance becomes effective. The Company is also evaluating whether it will adopt this guidance on a retrospective basis or a modified retrospective basis.
In February 2017, the FASB issued ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance is required to be adopted concurrently with the amendments in ASU 2014-09, Revenue from Contracts with Customers. The new pronouncement adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The pronouncement requires either a retrospective or a modified retrospective method of adoption. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. This new guidance is effective January 1, 2018, with early adoption permitted, and adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment costs as a financing outflow will impact the Company’s condensed consolidated statements of cash flows as this item is currently reflected as an operating outflow. The pronouncement requires a retrospective transition method of adoption. The Company will continue to evaluate the impact of this guidance until it becomes effective.
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
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Upon adoption, the Company will recognize a lease liability and an ROU asset for operating leases where it is the lessee, such as ground leases and office and equipment leases. The Company is in the process of evaluating the inputs required to calculate the amounts that will be recorded on its balance sheet for each lease. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP; however, non-lease components of leases, including common area maintenance reimbursements, will be accounted for under the Revenue from Contracts with Customers guidance described above. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. The Company has not selected an adoption date and will continue to evaluate the impact of this guidance until it becomes effective.
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
(3) ACQUISITIONS
The Company closed on the following acquisitions during the three months ended March 31, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade (b)	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Boulevard at the Capital Centre – Fee Interest (c)	Washington, D.C.	Fee interest (b)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II (d)	Washington, D.C.	Additional phase of multi-tenant retail (d)	15,900	4,128
				197,500	$94,128	(a)

(a)	Acquisition price does not include capitalized closing costs and adjustments totaling $2,394.

(b)	This property was acquired through a consolidated VIE and may be used to facilitate a potential Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange).

(c)
The wholly-owned multi-tenant retail operating property located in Largo, Maryland was previously subject to an approximately 70 acre long-term ground lease with a third party. The Company completed a transaction whereby it received the fee interest in approximately 50 acres of the underlying land in exchange for which (i) the Company paid $1,939 and (ii) the term of the ground lease with respect to the remaining approximately 20 acres was shortened to nine months. The Company derecognized building and improvements of $11,347 related to the remaining ground lease, recognized the fair value of land received of $15,200 and recorded a deferred gain of $2,524. The deferred gain will be recognized upon the expiration of the remaining ground lease. The total number of properties in the Company’s portfolio was not affected by this transaction.

(d)
The Company acquired an additional phase at its One Loudoun Downtown multi-tenant retail operating property, which was accounted for as an asset acquisition. The total number of properties in the Company’s portfolio was not affected by this transaction.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company closed on the following acquisitions during the three months ended March 31, 2016:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade (b)	Chicago	Multi-tenant retail	183,200	65,954
				372,200	$138,685

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	This property was acquired through a consolidated VIE and was used to facilitate a 1031 Exchange.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Three Months Ended March 31,
	2017	2016
Land	$19,926	$43,174
Building and other improvements, net	75,696	86,692
Acquired lease intangible assets (a)	7,343	11,787
Acquired lease intangible liabilities (b)	(5,367)	(2,968)
Other liabilities	(1,076)	—
Net assets acquired	$96,522	$138,685

(a)
The weighted average amortization period for acquired lease intangible assets is six years and seven years for acquisitions completed during the three months ended March 31, 2017 and 2016, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is 13 years and 12 years for acquisitions completed during the three months ended March 31, 2017 and 2016, respectively.

The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing. Transaction costs related to the 2016 acquisitions that were accounted for as business combinations totaled $339 for the three months ended March 31, 2016 and are included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. In addition, total revenues of $1,274 and net income attributable to common shareholders of $114 are included in the Company’s condensed consolidated statements of operations and other comprehensive (loss) income for the three months ended March 31, 2016 from the properties acquired during the first quarter of 2016 that were accounted for as business combinations.
Subsequent to March 31, 2017, the Company acquired Phase III of One Loudoun Downtown, a 9,800 square foot multi-tenant retail building at the Company’s existing wholly-owned multi-tenant retail operating property located in the Washington, D.C. MSA, for a gross purchase price of $2,193. The acquisition was accounted for as an asset acquisition and the total number of properties in the Company’s portfolio was not affected by this transaction. The remaining phases of One Loudoun Downtown, representing an aggregate gross purchase price of up to $29,200, are expected to close during the second and third quarters of 2017 as the seller completes construction on stand-alone buildings at the property.
Condensed Pro Forma Financial Information
Pro forma financial information is required to be disclosed for acquisitions accounted for as business combinations, if such financial information is available. Pro forma financial information is provided for acquisitions accounted for as business combinations completed during the period, or after such period through the financial statement issuance date, as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. Pro forma financial information is not required for asset acquisitions.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited condensed pro forma financial information is presented as if the acquisitions completed during the first quarter of 2016 and the acquisition of The Shoppes at Union Hill, a 91,700 square foot multi-tenant retail operating property located in the New York MSA, which was acquired on April 1, 2016 for $63,060, were completed as of January 1, 2015. The acquisition of the fee interest in the Company’s Ashland & Roosevelt multi-tenant retail operating property located in the Chicago MSA, which was acquired on April 29, 2016 for $13,850, has not been adjusted in the pro forma presentation as it was accounted for as an asset acquisition. Pro forma financial information is not presented for the acquisitions completed during 2017 as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

Three Months Ended March 31, 2016
Total revenues	$151,026
Net income	$46,515
Net income attributable to common shareholders	$44,153
Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.19
Weighted average number of common shares outstanding – basic	236,578
Variable Interest Entities
During the three months ended March 31, 2017, the Company entered into an agreement with a qualified intermediary related to a potential 1031 Exchange. The Company loaned $87,452 to the VIE to acquire Main Street Promenade on January 13, 2017. The 1031 Exchange must be completed within 180 days after the acquisition date of the property in accordance with the applicable provisions of the Code. At the completion or expiration of the 1031 Exchange, the sole membership interest of the VIE will be assigned to the Company in satisfaction of the outstanding loan, resulting in the entity being wholly owned by the Company.
During the three months ended March 31, 2016, the Company entered into an agreement with a qualified intermediary related to a 1031 Exchange. The Company loaned $65,419 to the VIE to acquire Oak Brook Promenade on March 29, 2016. The 1031 Exchange was completed during the year ended December 31, 2016 and as a result, the sole membership interest of the VIE was assigned to the Company and the outstanding loan extinguished, resulting in the entity being wholly owned by the Company and no longer considered a VIE.
The Company was deemed to be the primary beneficiary of each VIE as it has the ability to direct the activities of each VIE that most significantly impact its economic performance and has all of the risks and rewards of ownership. Accordingly, the Company consolidated the VIEs. No value or income has been attributed to the noncontrolling interest. The assets of the VIEs consist of the respective investment property, Main Street Promenade as of March 31, 2017 and Oak Brook Promenade as of March 31, 2016, which are operated by the Company.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2017, the assets and liabilities of the VIE are as follows:

March 31, 2017
Assets
Land	$4,318
Building and other improvements	83,275
Less accumulated depreciation	(795)
Net investment properties	86,798
Acquired lease intangible assets	6,479
Other assets	1,483
Total assets	$94,760

Liabilities
Loan due to the Company (a)	$87,452
Other liabilities	7,309
Total liabilities	$94,761

(a)	Represents funds loaned by the Company to the VIE to acquire the property and has been eliminated in consolidation.
(4) DISPOSITIONS
The Company closed on the following dispositions during the three months ended March 31, 2017:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500	$332	$—
February 21, 2017	Shoppes at Park West (b)	Multi-tenant retail	63,900	15,383	(11)	7,569
March 7, 2017	CVS Pharmacy–Sylacauga, AL (c)	Single-user retail	10,100	3,700	16	1,651
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC (d)	Single-user retail	13,800	4,297	20	1,857
March 15, 2017	Century III Plaza – Home Depot (e)	Single-user parcel	131,900	17,519	313	4,487
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750	41,380	14,107
March 24, 2017	Northwood Crossing (f)	Multi-tenant retail	160,000	22,850	4	10,007
			620,100	$105,999	$42,054	$39,678

(a)	Aggregate proceeds are net of transaction costs.

(b)	Disposition proceeds of $15,272 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(c)	Disposition proceeds of $3,332 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(d)	Disposition proceeds of $4,114 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(e)
Disposition proceeds of $17,031 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The Company disposed of the Home Depot parcel at Century III Plaza, an existing 284,100 square foot multi-tenant retail operating property. The remaining portion of Century III Plaza is classified as held for sale as of March 31, 2017.

(f)	Disposition proceeds of $22,719 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
During the three months ended March 31, 2017, the Company also received proceeds and recognized a gain of $1,486 as a result of the receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds, net of closing costs, from the property dispositions and receipt of the escrow during the three months ended March 31, 2017 totaled $43,540, with aggregate gains of $41,164.

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

(c)
Portfolio consists of the following properties: (i) Academy Sports – Houma, LA, (ii) Academy Sports – Port Arthur, TX, (iii) Academy Sports – San Antonio, TX, (iv) CVS Pharmacy – Moore, OK, (v) CVS Pharmacy – Saginaw, TX and (vi) Rite Aid Store (Eckerd) – Olean, NY. As of March 31, 2016, disposition proceeds of $34,973 were temporarily restricted related to 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

None of the dispositions completed during the three months ended March 31, 2017 and 2016 qualified for discontinued operations treatment.
The following properties qualified for held for sale accounting treatment prior to or during the quarter ended March 31, 2017. Upon meeting all applicable GAAP criteria for held for sale accounting treatment, depreciation and amortization were ceased. In addition, the assets and liabilities associated with these properties are separately classified as held for sale in the condensed consolidated balance sheet as of March 31, 2017.

Property Name	Property Location	Property Type	Square Footage
Century III Plaza, excluding the Home Depot parcel	West Mifflin, Pennsylvania	Multi-tenant retail	152,200
University Town Center	Tuscaloosa, Alabama	Multi-tenant retail	57,500
Edgemont Town Center	Homewood, Alabama	Multi-tenant retail	77,700
Phenix Crossing	Phenix City, Alabama	Multi-tenant retail	56,600
			344,000
Subsequent to March 31, 2017, the Company sold University Town Center, Edgemont Town Center and Phenix Crossing for total consideration of $46,125. Century III Plaza and CVS Pharmacy – Sylacauga were classified as held for sale as of December 31, 2016. The Home Depot parcel at Century III Plaza and CVS Pharmacy – Sylacauga were sold during the three months ended March 31, 2017.
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

	March 31, 2017	December 31, 2016
Assets
Land, building and other improvements	$57,158	$45,395
Less accumulated depreciation	(20,608)	(15,769)
Net investment properties	36,550	29,626
Other assets	1,650	1,201
Assets associated with investment properties held for sale	$38,200	$30,827

Liabilities
Other liabilities	$1,060	$864
Liabilities associated with investment properties held for sale	$1,060	$864

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition to the dispositions of University Town Center, Edgemont Town Center and Phenix Crossing, which were classified as held for sale as of March 31, 2017, the Company closed on the disposition of Brown’s Lane, a 74,700 square foot multi-tenant retail operating property, for consideration of $10,575 subsequent to March 31, 2017.
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
The following table summarizes the Company’s unvested restricted shares as of and for the three months ended March 31, 2017:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2017	542	$15.28
Shares granted (a)	206	$15.46
Shares vested	(214)	$15.24
Balance as of March 31, 2017 (b)	534	$15.37

(a)	Shares granted vest over periods ranging from one year to three years in accordance with the terms of applicable award agreements.

(b)	As of March 31, 2017, total unrecognized compensation expense related to unvested restricted shares was $4,707, which is expected to be amortized over a weighted average term of 1.6 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the three months ended March 31, 2017:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2017	391	$14.02
RSUs granted (a)	253	$15.52
RSUs eligible for future conversion as of March 31, 2017 (b)	644	$14.61

(a)
Assumptions as of the grant date included a risk-free interest rate of 1.50%, the Company’s historical common stock performance relative to the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index and the Company’s common stock dividend yield of 4.32%. In 2020, following the performance period which concludes on December 31, 2019, one-third of the RSUs will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term.

(b)	As of March 31, 2017, total unrecognized compensation expense related to unvested RSUs was $6,758, which is expected to be amortized over a weighted average term of 2.9 years.
During the three months ended March 31, 2017 and 2016, the Company recorded compensation expense of $1,793 and $2,026, respectively, related to unvested restricted shares and RSUs. The total fair value of restricted shares vested during the three months ended March 31, 2017 was $3,250.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of March 31, 2017, options to purchase 41 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2017 or 2016 and did not record any compensation expense related to stock options during the three months ended March 31, 2017 and 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	March 31, 2017			December 31, 2016
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$373,372	5.21%	5.1	$773,395	6.31%	4.2
Premium, net of accumulated amortization	1,330			1,437
Discount, net of accumulated amortization	(612)			(622)
Capitalized loan fees, net of accumulated amortization	(869)			(5,026)
Mortgages payable, net	$373,221			$769,184

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 8.00% as of March 31, 2017 and December 31, 2016.
During the three months ended March 31, 2017, the Company repaid or defeased mortgages payable in the total amount of $398,806, of which $26,147 related to properties that were disposed of during the period, which had a weighted average fixed interest rate of 7.34%, and made scheduled principal payments of $1,217 related to amortizing loans. Included within the total repayments and defeasances for the three months ended March 31, 2017 is the defeasance of a portfolio of mortgages payable with a principal balance of $379,435 as of December 31, 2016 that was cross-collateralized by 45 properties and scheduled to mature in 2019 (known as the IW JV portfolio of mortgages payable). The Company incurred a defeasance premium and associated fees totaling $60,198 in connection with this transaction, which are included within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2017 for the remainder of 2017, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after March 31, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$28,325	$5,065	$65,352	$3,923	$22,820	$247,887	$373,372
Fixed rate term loans (b)	—	—	—	—	250,000	200,000	450,000
Unsecured notes payable (c)	—	—	—	—	100,000	600,000	700,000
Total fixed rate debt	28,325	5,065	65,352	3,923	372,820	1,047,887	1,523,372

Variable rate debt:
Variable rate term loan and revolving line of credit	—	200,000	—	363,000	—	—	563,000
Total debt (d)	$28,325	$205,065	$65,352	$366,923	$372,820	$1,047,887	$2,086,372

Weighted average interest rate on debt:
Fixed rate debt	4.22%	5.49%	7.45%	4.62%	2.73%	4.09%	3.91%
Variable rate debt (e)	—	2.43%	—	2.33%	—	—	2.37%
Total	4.22%	2.50%	7.45%	2.36%	2.73%	4.09%	3.49%

(a)	Excludes mortgage premium of $1,330 and discount of $(612), net of accumulated amortization, as of March 31, 2017.

(b)
$250,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.67% through December 31, 2017. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a fixed rate of 1.26% through November 22, 2018.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(c)	Excludes discount of $(942), net of accumulated amortization, as of March 31, 2017.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.3 years as of March 31, 2017. Total debt excludes capitalized loan fees of $(8,446), net of accumulated amortization, as of March 31, 2017, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of March 31, 2017.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.
(7) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		March 31, 2017		December 31, 2016
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
		700,000	4.19%	700,000	4.19%
Discount, net of accumulated amortization		(942)		(971)
Capitalized loan fees, net of accumulated amortization		(3,771)		(3,886)
	Total	$695,287		$695,143
Notes Due 2026 and 2028
The note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028) contains customary covenants and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) an unencumbered interest coverage ratio (as set forth in the Company’s unsecured credit facility and the note purchase agreement governing the Notes Due 2021 and 2024); and (iv) a fixed charge coverage ratio (as set forth in the Company’s unsecured credit facility).
Notes Due 2025
The indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025) (the Indenture) contains customary covenants and events of default. Pursuant to the terms of the Indenture, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
Notes Due 2021 and 2024
The note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024) contains customary covenants and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, some of which are based upon the financial covenants in effect in the Company’s primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of March 31, 2017, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) UNSECURED TERM LOANS AND REVOLVING LINE OF CREDIT
The following table summarizes the Company’s term loans and revolving line of credit:

	March 31, 2017		December 31, 2016
	Balance	Interest Rate	Balance	Interest Rate
$250,000 unsecured credit facility term loan – fixed rate (a)	$250,000	1.97%	$250,000	1.97%
$200,000 unsecured credit facility term loan – variable rate	200,000	2.43%	200,000	2.22%
$200,000 unsecured term loan due 2023 – fixed rate (b)	200,000	2.96%	—	—%
Subtotal	650,000		450,000
Capitalized loan fees, net of accumulated amortization	(3,806)		(2,402)
Term loans, net	$646,194		$447,598

Revolving line of credit – variable rate (c)	$363,000	2.33%	$86,000	2.12%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a weighted average fixed rate of 0.67% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of March 31, 2017 and December 31, 2016.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of March 31, 2017.

(c)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Unsecured Credit Facility
On January 6, 2016, the Company entered into its fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. The Company received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. As of March 31, 2017, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Unsecured Credit Facility:

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
The Unsecured Credit Facility has a $400,000 accordion option that allows the Company, at its election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the Unsecured Credit Agreement and (ii) the Company’s ability to obtain additional lender commitments.
The Unsecured Credit Agreement contains customary covenants and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2017, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of March 31, 2017, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Term Loan Due 2023:

Term Loan Due 2023	Maturity Date	Leverage-Based Pricing Credit Spread	Ratings-Based Pricing Credit Spread
$200,000 unsecured term loan	11/22/2023	1.70% – 2.55%	1.50% – 2.45%
The Term Loan Due 2023 has a $100,000 accordion option that allows the Company, at its election, to increase the total unsecured term loan up to $300,000, subject to customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement.
The Term Loan Agreement contains customary covenants and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2017, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
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
As of March 31, 2017, the Company utilized four interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $877 will be reclassified as a decrease to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
During the three months ended March 31, 2017, the Company entered into the following two interest rate swaps which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Termination Date
January 3, 2017	$100,000	1.26%	November 22, 2018
January 3, 2017	$100,000	1.26%	November 22, 2018
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Interest rate swaps	4	2	$450,000	$250,000

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other assets, net” in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	March 31, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Interest rate swaps	$1,369	$743
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive (loss) income for the three months ended March 31, 2017 and 2016:

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2017	2016		2017	2016		2017	2016
Interest rate swaps	$(472)	$53	Interest expense	$160	$86	Other income, net	$6	$—
(10) EQUITY
In December 2015, the Company entered into an at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s unsecured revolving line of credit. The Company did not sell any shares under its ATM equity program during the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the three months ended March 31, 2017 and 2016. As of March 31, 2017, $241,159 remained available under the repurchase program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2017		2016
Numerator:
(Loss) income from continuing operations	$(50,264)		$25,687
Gain on sales of investment properties	41,164		21,739
Preferred stock dividends	(2,362)		(2,362)
Net (loss) income attributable to common shareholders	(11,462)		45,064
Distributions paid on unvested restricted shares	(90)		(130)
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(11,552)		$44,934

Denominator:
Denominator for (loss) earnings per common share – basic:
Weighted average number of common shares outstanding	236,294	(a)	236,578	(b)
Effect of dilutive securities:
Stock options	—	(c)	2	(c)
RSUs	—	(d)	100	(e)
Denominator for (loss) earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	236,294		236,680

(a)
Excludes 534 shares of unvested restricted common stock as of March 31, 2017, which equate to 565 shares on a weighted average basis for the three months ended March 31, 2017. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 659 shares of unvested restricted common stock as of March 31, 2016, which equate to 725 shares on a weighted average basis for the three months ended March 31, 2016. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 41 and 53 shares of common stock as of March 31, 2017 and 2016, respectively, at a weighted average exercise price of $19.25 and $19.39, respectively. Of these totals, outstanding options to purchase 41 and 45 shares of common stock as of March 31, 2017 and 2016, respectively, at a weighted average exercise price of $19.25 and $20.74, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
There were 644 RSUs eligible for future conversion following the performance periods as of March 31, 2017 (see Note 5 to the condensed consolidated financial statements), which equate to 638 RSUs on a weighted average basis for the three months ended March 31, 2017. These contingently issuable shares have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(e)
There were 397 RSUs eligible for future conversion following the performance periods as of March 31, 2016, which equate to 275 RSUs on a weighted average basis for the three months ended March 31, 2016. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would have been outstanding during the period, if any, assuming March 31, 2016 was the end of the contingency periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of March 31, 2017 and 2016, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
Number of properties for which indicators of impairment were identified	8	(a)	5	(b)
Less: number of properties for which an impairment charge was recorded	—		1
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	4		1
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	4		3

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	17%		9%

(a)	Includes three properties which have subsequently been sold as of March 31, 2017.

(b)	Includes three properties which have subsequently been sold as of March 31, 2017.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company did not record any investment property impairment charges during the three months ended March 31, 2017.
The Company recorded the following investment property impairment charge during the three months ended March 31, 2016:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
South Billings Center (a)	Development	March 31, 2016	—	$2,164
	Estimated fair value of impaired property as of impairment date			$3,000

(a)
An impairment charge was recorded on March 31, 2016 based upon the terms and conditions of an executed sales contract, which was subsequently terminated. The property, which was not under active development, was sold on December 16, 2016 and additional impairment was recognized pursuant to the terms and conditions of an executed sales contract.

The Company provides no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(13) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$1,369	$1,369	$743	$743
Financial liabilities:
Mortgages payable, net	$373,221	$391,882	$769,184	$833,210
Unsecured notes payable, net	$695,287	$690,016	$695,143	$679,212
Unsecured term loans, net	$646,194	$650,347	$447,598	$450,421
Unsecured revolving line of credit	$363,000	$363,505	$86,000	$86,130

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying value of the derivative asset is included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Recurring Fair Value Measurements
The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2017
Derivative asset	$—	$1,369	$—	$1,369

December 31, 2016
Derivative asset	$—	$743	$—	$743
Derivative asset:  The fair value of the derivative asset is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.
Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of March 31, 2017, as no impairment charges were recorded during the three months ended March 31, 2017.
The following table presents the Company’s assets remeasured at fair value on a nonrecurring basis as of December 31, 2016 aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the year ended December 31, 2016, except for those properties sold prior to December 31, 2016. Methods and assumptions used to estimate the fair value of these assets are described after the table.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	2016
	Low	High
Rental revenue growth rates	Varies (i)	Varies (i)
Operating expense growth rates	3.10%	18.02%
Discount rates	9.35%	10.00%
Terminal capitalization rates	8.35%	9.50%

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

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2017
Mortgages payable, net	$—	$—	$391,882	$391,882
Unsecured notes payable, net	$239,002	$—	$451,014	$690,016
Unsecured term loans, net	$—	$—	$650,347	$650,347
Unsecured revolving line of credit	$—	$—	$363,505	$363,505

December 31, 2016
Mortgages payable, net	$—	$—	$833,210	$833,210
Unsecured notes payable, net	$234,700	$—	$444,512	$679,212
Unsecured term loans, net	$—	$—	$450,421	$450,421
Unsecured revolving line of credit	$—	$—	$86,130	$86,130
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.9% to 4.4% and 2.9% to 4.6% as of March 31, 2017 and December 31, 2016, respectively.
Unsecured notes payable, net: The quoted market price as of March 31, 2017 was used to value the Notes Due 2025. The Company estimates the fair value of its Notes Due 2021 and 2024 and Notes Due 2026 and 2028 by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used were 4.33% and 4.48% as of March 31, 2017 and December 31, 2016, respectively.
Unsecured term loans, net:  The Company estimates the fair value of its unsecured term loans, net by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used to discount the credit spreads were 1.42% and 1.30% as of March 31, 2017 and December 31, 2016, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured revolving line of credit:  The Company estimates the fair value of its unsecured revolving line of credit by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturity. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rate used to discount the credit spreads was 1.30% as of March 31, 2017 and December 31, 2016.
There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2017.
(14) COMMITMENTS AND CONTINGENCIES
As of March 31, 2017, the Company had letter(s) of credit outstanding totaling $12,296 which serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on its unsecured revolving line of credit.
As of March 31, 2017, the Company had begun redevelopment activities at Reisterstown Road Plaza located in Baltimore, Maryland and Towson Circle located in Towson, Maryland. The Company estimates that it will incur net costs of approximately $12,000 to $13,000 related to the Reisterstown Road Plaza redevelopment and approximately $33,000 to $35,000 related to the Towson Circle redevelopment, of which $2,852 and $10,686, respectively, has been incurred as of March 31, 2017.
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
(16) SUBSEQUENT EVENTS
Subsequent to March 31, 2017, the Company:

•
closed on the disposition of University Town Center, a 57,500 square foot multi-tenant retail operating property located in Tuscaloosa, Alabama, which was classified as held for sale as of March 31, 2017, for a sales price of $14,700 with an anticipated gain on sale of approximately $8,943;

•
closed on the disposition of Edgemont Town Center, a 77,700 square foot multi-tenant retail operating property located in Homewood, Alabama, which was classified as held for sale as of March 31, 2017, for a sales price of $19,025 with an anticipated gain on sale of approximately $8,995;

•
closed on the disposition of Phenix Crossing, a 56,600 square foot multi-tenant retail operating property located in Phenix City, Alabama, which was classified as held for sale as of March 31, 2017, for a sales price of $12,400 with an anticipated gain on sale of approximately $5,699;

•
closed on the disposition of Brown’s Lane, a 74,700 square foot multi-tenant retail operating property located in Middletown, Rhode Island, for a sales price of $10,575 with an anticipated gain on sale of approximately $3,408;

•
closed on the acquisition of Phase III of One Loudoun Downtown, a 9,800 square foot multi-tenant retail building at the Company’s existing wholly-owned multi-tenant retail operating property located in Ashburn, Virginia, for a gross purchase price of $2,193;

•
declared the cash dividend for the second quarter of 2017 for its 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on June 30, 2017 to preferred shareholders of record at the close of business on June 19, 2017; and

•
declared the cash dividend for the second quarter of 2017 of $0.165625 per share on its outstanding Class A common stock, which will be paid on July 10, 2017 to Class A common shareholders of record at the close of business on June 26, 2017.

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2016. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates of high quality, strategically located shopping centers in the United States. As of March 31, 2017, we owned 149 retail operating properties representing 25,366,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of March 31, 2017:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Neighborhood and community centers	75	9,313	92.9%	93.1%
Power centers	50	11,429	95.5%	96.9%
Lifestyle centers and mixed-use properties	15	4,072	88.4%	89.1%
Total multi-tenant retail	140	24,814	93.3%	94.2%
Single-user retail	9	552	100.0%	100.0%
Total retail operating portfolio	149	25,366	93.5%	94.3%
Office	1	895	1.1%	44.3%
Total operating portfolio (b)	150	26,261	90.3%	92.6%

(a)	Includes leases signed but not commenced.

(b)	Excludes four multi-tenant retail operating properties classified as held for sale as of March 31, 2017.
In addition to our operating portfolio, as of March 31, 2017, we owned two properties where we have begun redevelopment activities.
We are in the midst of a portfolio repositioning effort, the core objective of which is to become a dominant owner of multi-tenant retail properties in 10 to 15 target markets, owning 3,000,000 to 5,000,000 square feet in each market. To date, we have identified 10 target markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. Depending on whether favorable market conditions exist, among other factors, we expect to substantially complete our portfolio repositioning efforts by the end of 2018.

Company Highlights — Three Months Ended March 31, 2017
Acquisitions
During the three months ended March 31, 2017, we continued to execute our investment strategy by acquiring one multi-tenant retail operating property, the second phase at an existing wholly-owned multi-tenant retail operating property and the fee interest in an existing wholly-owned multi-tenant retail operating property for a total purchase price of $94,128.
The following table summarizes our acquisitions during the three months ended March 31, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade (a)	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Boulevard at the Capital Centre – Fee Interest (b)	Washington, D.C.	Fee Interest (b)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II (c)	Washington, D.C.	Additional phase of multi-tenant retail (c)	15,900	4,128
				197,500	$94,128

(a)	This property was acquired through a consolidated VIE and may be used to facilitate a potential Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange).

(b)
The wholly-owned multi-tenant retail operating property located in Largo, Maryland was previously subject to an approximately 70 acre long-term ground lease with a third party. We completed a transaction whereby we received the fee interest in approximately 50 acres of the underlying land in exchange for which (i) we paid $1,939 and (ii) the term of the ground lease with respect to the remaining approximately 20 acres was shortened to nine months. We derecognized building and improvements of $11,347 related to the remaining ground lease, recognized the fair value of land received of $15,200 and recorded a deferred gain of $2,524. The deferred gain will be recognized upon the expiration of the remaining ground lease. The total number of properties in our portfolio was not affected by this transaction.

(c)	We acquired an additional phase at our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.
Subsequent to March 31, 2017, we acquired Phase III of One Loudoun Downtown, a 9,800 square foot multi-tenant retail building at our existing wholly-owned multi-tenant retail operating property located in the Washington, D.C. MSA, for a gross purchase price of $2,193. The total number of properties in our portfolio was not affected by this transaction. The remaining phases of One Loudoun Downtown, representing an aggregate gross purchase price of up to $29,200, are expected to close during the second and third quarters of 2017 as the seller completes construction on stand-alone buildings at the property. In total for 2017, we continue to expect to acquire approximately $375,000 to $475,000 of strategic acquisitions in our target markets, some of which may be structured as 1031 Exchanges.
Dispositions
During the three months ended March 31, 2017, we continued to pursue dispositions of select non-target and single-user properties. Consideration from dispositions totaled $105,999 and included the sales of three multi-tenant retail operating properties aggregating 453,400 square feet for total consideration of $79,983, a 131,900 square foot single-user parcel located at an existing multi-tenant retail operating property for consideration of $17,519 and three single-user retail properties aggregating 34,800 square feet for total consideration of $8,497.
The following table summarizes our dispositions during the three months ended March 31, 2017:

Date	Property Name	Property Type	Square Footage	Consideration
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500
February 21, 2017	Shoppes at Park West (a)	Multi-tenant retail	63,900	15,383
March 7, 2017	CVS Pharmacy – Sylacauga, AL (b)	Single-user retail	10,100	3,700
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC (c)	Single-user retail	13,800	4,297
March 15, 2017	Century III Plaza – Home Depot (d)	Single-user parcel	131,900	17,519
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750
March 24, 2017	Northwood Crossing (e)	Multi-tenant retail	160,000	22,850
			620,100	$105,999

(a)	Disposition proceeds of $15,272 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)	Disposition proceeds of $3,332 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(c)	Disposition proceeds of $4,114 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(d)
Disposition proceeds of $17,031 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. We disposed of the Home Depot parcel at Century III Plaza, an existing 284,100 square foot multi-tenant retail operating property. The remaining portion of Century III Plaza is classified as held for sale as of March 31, 2017.

(e)	Disposition proceeds of $22,719 are temporarily restricted related to a potential 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
During the three months ended March 31, 2017, we also received proceeds of $1,486 as a result of the receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds, net of closing costs, from the property dispositions and receipt of the escrow during the three months ended March 31, 2017 totaled $43,540.
Subsequent to March 31, 2017, we sold four multi-tenant retail operating properties aggregating 266,500 square feet for total consideration of $56,700. In total for 2017, we continue to expect targeted dispositions to be approximately $800,000 to $900,000, some of which may be structured as 1031 Exchanges.
Market Summary
As a result of our capital recycling efforts over the past several years, we increased the amount of annualized base rent (ABR) in our target markets to 68.2% of our total multi-tenant retail ABR, or 68.8% including amounts attributable to our active redevelopments. The following table summarizes our operating portfolio by market as of March 31, 2017:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Target Markets
Dallas, Texas	20	$81,819	20.3%	$21.65	4,098	16.5%	92.2%	92.7%
Washington, D.C. / Baltimore, Maryland	13	50,418	12.5%	22.18	2,634	10.6%	86.3%	87.2%
New York, New York	8	33,868	8.4%	27.77	1,260	5.1%	96.8%	97.6%
Chicago, Illinois	7	26,126	6.5%	22.57	1,257	5.1%	92.1%	92.4%
Seattle, Washington	8	20,111	5.0%	15.05	1,473	5.9%	90.7%	93.3%
Atlanta, Georgia	9	19,388	4.8%	12.98	1,513	6.1%	98.7%	98.7%
Houston, Texas	9	15,567	3.9%	14.19	1,140	4.6%	96.2%	96.2%
San Antonio, Texas	3	12,198	3.0%	17.07	724	2.9%	98.7%	98.7%
Phoenix, Arizona	3	10,131	2.5%	17.37	632	2.6%	92.3%	92.3%
Austin, Texas	4	5,211	1.3%	16.03	350	1.4%	92.9%	93.2%
Subtotal	84	274,837	68.2%	19.66	15,081	60.8%	92.7%	93.3%

Non-Target – Top 50 MSAs	24	50,452	12.5%	15.48	3,509	14.1%	92.9%	95.4%

Subtotal Target Markets and Top 50 MSAs	108	325,289	80.7%	18.88	18,590	74.9%	92.7%	93.7%

Non-Target – Other	32	77,685	19.3%	13.12	6,224	25.1%	95.1%	95.7%

Total Multi-Tenant Retail	140	402,974	100.0%	17.41	24,814	100.0%	93.3%	94.2%

Single-User Retail	9	12,405		22.47	552		100.0%	100.0%

Total Retail	149	415,379		17.52	25,366		93.5%	94.3%

Office	1	69		7.01	895		1.1%	44.3%

Total Operating Portfolio (b)	150	$415,448		$17.52	26,261		90.3%	92.6%

(a)
Excludes $7,784 of multi-tenant retail ABR and 816 square feet of multi-tenant retail GLA attributable to our two active redevelopments, which are located in the Washington, D.C./Baltimore MSA. Including these amounts, 68.8% of our multi-tenant retail ABR and 62.0% of our multi-tenant retail GLA is located in our target markets.

(b)	Excludes four multi-tenant retail operating properties classified as held for sale as of March 31, 2017.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the three months ended March 31, 2017. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	88	308	$27.51	$25.33	8.6%	4.6	$2.49
Comparable New Leases	9	45	$24.57	$20.17	21.8%	7.8	$47.57
Non-Comparable New and Renewal Leases (b)	24	113	$12.93	N/A	N/A	7.0	$24.38
Total	121	466	$27.14	$24.68	10.0%	5.3	$12.14

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

As anticipated, our leasing efforts in 2017 have been and will continue to be focused on (i) natural lease expirations, (ii) spaces previously occupied by bankrupt tenants and (iii) vacant small shop space. Despite the retailer disruption we have experienced in the early part of this year, we believe retail fundamentals remain strong. As we lease vacant space, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and ensure the right mix of operators and unique retailers at our properties.
We continue to focus on leasing the vacant space at our one remaining office property and have leased 397,000 square feet of the available 895,000 square feet as of March 31, 2017.
Capital Markets
During the three months ended March 31, 2017, we:

•
defeased the IW JV portfolio of mortgages payable, which had an outstanding principal balance of $379,435 and an interest rate of 7.50%, and incurred a defeasance premium and associated fees totaling $60,198;

•	received funding in the amount of $200,000 on a seven-year unsecured term loan;

•	entered into two agreements to swap a total of $200,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt to a fixed interest rate of 1.26% through November 22, 2018;

•	borrowed $277,000, net of repayments, on our unsecured revolving line of credit; and

•	repaid a $19,371 mortgage payable and made scheduled principal payments of $1,217 related to amortizing loans.
Distributions
We declared a quarterly distribution of $0.4375 per share of preferred stock and a quarterly distribution of $0.165625 per share of common stock during the three months ended March 31, 2017.

Results of Operations
Comparison of Results for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	Change
Revenues
Rental income	$109,974	$115,260	$(5,286)
Tenant recovery income	30,786	30,356	430
Other property income	2,933	3,023	(90)
Total revenues	143,693	148,639	(4,946)

Expenses
Operating expenses	21,864	23,061	(1,197)
Real estate taxes	21,879	19,939	1,940
Depreciation and amortization	53,474	53,396	78
Provision for impairment of investment properties	—	2,164	(2,164)
General and administrative expenses	11,213	11,406	(193)
Total expenses	108,430	109,966	(1,536)

Operating income	35,263	38,673	(3,410)

Gain on extinguishment of debt	—	13,653	(13,653)
Interest expense	(85,532)	(26,764)	(58,768)
Other income, net	5	125	(120)
(Loss) income from continuing operations	(50,264)	25,687	(75,951)
Gain on sales of investment properties	41,164	21,739	19,425
Net (loss) income	(9,100)	47,426	(56,526)
Preferred stock dividends	(2,362)	(2,362)	—
Net (loss) income attributable to common shareholders	$(11,462)	$45,064	$(56,526)
Net (loss) income attributable to common shareholders decreased $56,526 from $45,064 for the three months ended March 31, 2016 to $(11,462) for the three months ended March 31, 2017 primarily as a result of the following:

•	a $58,768 increase in interest expense primarily consisting of:

•
a $62,254 increase in prepayment penalties and defeasance premiums and a $3,295 increase in capitalized loan fee write-offs primarily related to the defeasance of the IW JV portfolio of mortgages payable during the three months ended March 31, 2017, which resulted in a defeasance premium and associated fees totaling $60,198 and the write-off of $4,003 of capitalized loan fees; and

•
a $2,080 increase in interest from our 4.08% senior unsecured notes due 2026 and our 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), which were issued in September and December 2016, respectively;

partially offset by

•	an $11,197 decrease in interest on mortgages payable due to a reduction in mortgage debt;

•
a $13,653 gain on extinguishment of debt recognized during the three months ended March 31, 2016 associated with the disposition of The Gateway through a lender-directed sale in full satisfaction of our mortgage obligation. No such gain was recorded during the three months ended March 31, 2017; and

•
a $5,286 decrease in rental income primarily consisting of a $4,967 decrease in base rent, which resulted from the operating properties sold during 2016 and 2017 or classified as held for sale as of March 31, 2017, along with our one remaining office property and our redevelopment properties, partially offset by an increase from the operating properties acquired during 2016 and 2017 and growth from our same store portfolio;

partially offset by

•
a $19,425 increase in gain on sales of investment properties related to the sales of six investment properties and a single-user parcel located at an existing multi-tenant retail operating property, representing approximately 620,100 square feet of GLA, during the three months ended March 31, 2017 compared to the sales of eight investment properties, representing approximately 996,200 square feet of GLA, during the three months ended March 31, 2016.

Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income, (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than straight-line ground rent expense and amortization of acquired ground lease intangibles, which are non-cash items. NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Operating income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net (loss) income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.
Same store portfolio
For the three months ended March 31, 2017, our same store portfolio consisted of 140 retail operating properties acquired or placed in service and stabilized prior to January 1, 2016. The number of properties in our same store portfolio did not change as of March 31, 2017 from 140 as of December 31, 2016. The following represents the activity in our same store portfolio during the three months ended March 31, 2017:

•	the addition of eight same store investment properties acquired prior to January 1, 2016;
offset by

•	the removal of five same store investment properties sold during the three months ended March 31, 2017; and

•
the removal of three same store investment properties classified as held for sale as of March 31, 2017. Century III Plaza, which is also classified as held for sale as of March 31, 2017, did not impact the number of same store properties as it was classified as held for sale as of December 31, 2016.

The sales of CVS Pharmacy – Sylacauga on March 7, 2017 and the Home Depot parcel at Century III Plaza on March 15, 2017 also did not impact the number of same store properties as they were classified as held for sale as of December 31, 2016.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired during 2016 and 2017;

•	our one remaining office property;

•	three properties where we have begun redevelopment and/or activities in anticipation of future redevelopment;

•	properties that were sold or held for sale in 2016 and 2017;

•	the net income from our wholly-owned captive insurance company; and

•
the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest on April 29, 2016.

The following tables present a reconciliation of net (loss) income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Net (loss) income attributable to common shareholders	$(11,462)	$45,064	$(56,526)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	2,362	2,362	—
Gain on sales of investment properties	(41,164)	(21,739)	(19,425)
Depreciation and amortization	53,474	53,396	78
Provision for impairment of investment properties	—	2,164	(2,164)
General and administrative expenses	11,213	11,406	(193)
Gain on extinguishment of debt	—	(13,653)	13,653
Interest expense	85,532	26,764	58,768
Straight-line rental income, net	(341)	(1,028)	687
Amortization of acquired above and below market lease intangibles, net	(731)	(576)	(155)
Amortization of lease inducements	323	231	92
Lease termination fees	(1,612)	(1,658)	46
Straight-line ground rent expense	686	916	(230)
Amortization of acquired ground lease intangibles	(140)	(140)	—
Other income, net	(5)	(125)	120
NOI	98,135	103,384	(5,249)
NOI from Other Investment Properties	(10,490)	(17,420)	6,930
Same Store NOI	$87,645	$85,964	$1,681

	Three Months Ended March 31,
	2017	2016	Change
Same Store NOI:
Base rent	$94,097	$92,504	$1,593
Percentage and specialty rent	1,418	1,341	77
Tenant recovery income	26,923	26,429	494
Other property operating income	917	833	84
	123,355	121,107	2,248

Property operating expenses	16,593	17,507	(914)
Bad debt expense	635	265	370
Real estate taxes	18,482	17,371	1,111
	35,710	35,143	567

Same Store NOI	$87,645	$85,964	$1,681
Same Store NOI increased $1,681, or 2.0%, primarily due to an increase of $1,593 in base rent primarily as a result of increases in the following: $718 from contractual rent changes, $647 from re-leasing spreads and $122 from occupancy growth due to an increase from our small shop space.
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
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the financial statement impact of gains or losses associated with the early extinguishment of debt or other liabilities, impairment charges to write down the carrying value of assets other than depreciable real estate, actual or anticipated settlement of litigation involving the Company, including associated legal costs, and executive and realignment separation charges, which are otherwise excluded from our calculation of FFO attributable to common shareholders.
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
The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended March 31,
	2017	2016
Net (loss) income attributable to common shareholders	$(11,462)	$45,064
Depreciation and amortization of depreciable real estate	53,079	53,094
Gain on sales of depreciable investment properties	(41,164)	(21,739)
FFO attributable to common shareholders	$453	$76,419

FFO attributable to common shareholders per common share outstanding	$0.00	$0.32

FFO attributable to common shareholders	$453	$76,419
Impact on earnings from the early extinguishment of debt, net	66,357	(12,846)
Provision for hedge ineffectiveness	6	—
Provision for impairment of non-depreciable investment property	—	2,164
Other (a)	130	—
Operating FFO attributable to common shareholders	$66,946	$65,737

Operating FFO attributable to common shareholders per common share outstanding	$0.28	$0.28

(a)
Consists of the impact on earnings from actual or anticipated settlement of litigation involving the Company, including associated legal costs, which are included in “Other income, net” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

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

We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, increased liquidity and higher unencumbered asset ratio. Debt maturities have been funded primarily through asset dispositions and capital markets transactions, including public offerings of our common stock and preferred stock and private and public offerings of senior unsecured notes. As of March 31, 2017, we had $28,325 of debt scheduled to mature through the end of 2017, comprised of $24,925 related to mortgages payable maturing in 2017 and $3,400 of principal amortization related to longer-dated maturities, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of March 31, 2017:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$373,372	5.21%	Various	5.1 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	4.3 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	7.3 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	8.0 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	9.5 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	11.8 years
Total unsecured notes payable (a)	700,000	4.19%		8.0 years

Unsecured credit facility:
Term loan – fixed rate (b)	250,000	1.97%	January 5, 2021	3.8 years
Term loan – variable rate (c)	200,000	2.43%	May 11, 2018 (c)	1.1 years
Revolving line of credit – variable rate (c)	363,000	2.33%	January 5, 2020 (c)	2.8 years
Total unsecured credit facility (a)	813,000	2.24%		2.7 years

Term Loan Due 2023 – fixed rate (a) (d)	200,000	2.96%	November 22, 2023	6.6 years

Total consolidated indebtedness	$2,086,372	3.49%		5.3 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $1,330, discount of $(612) and capitalized loan fees of $(869), net of accumulated amortization, as of March 31, 2017. Unsecured notes payable excludes discount of $(942) and capitalized loan fees of $(3,771), net of accumulated amortization, as of March 31, 2017. Term loans exclude capitalized loan fees of $(3,806), net of accumulated amortization, as of March 31, 2017. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a weighted average fixed rate of 0.67% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of March 31, 2017.

(c)
We have two one year extension options on the term loan due 2018 and two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% for the term loan and 0.075% of the commitment amount being extended for the revolving line of credit.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of March 31, 2017.

Mortgages Payable
During the three months ended March 31, 2017, we repaid or defeased mortgages payable in the total amount of $398,806, which had a weighted average fixed interest rate of 7.34%, and made scheduled principal payments of $1,217 related to amortizing loans. Included within the total repayments and defeasances for the three months ended March 31, 2017 is the defeasance of a portfolio of mortgages payable with a principal balance of $379,435 as of December 31, 2016 and an interest rate of 7.50% that was cross-collateralized by 45 properties and scheduled to mature in 2019 (known as the IW JV portfolio of mortgages payable). We incurred a defeasance premium and associated fees totaling $60,198 in connection with this transaction, which are included within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.

Unsecured Notes Payable
Notes Due 2026 and 2028
On September 30, 2016, we issued $100,000 of 10-year 4.08% senior unsecured notes due 2026 in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on September 30, 2016. Pursuant to the same note purchase agreement, on December 28, 2016, we also issued $100,000 of 12-year 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028). The proceeds were used to pay down our unsecured revolving line of credit, early repay certain longer-dated mortgages payable and for general corporate purposes.
The note purchase agreement governing the Notes Due 2026 and 2028 contains customary covenants and events of default. Pursuant to the terms of the note purchase agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) an unencumbered interest coverage ratio (as set forth in our unsecured credit facility and the note purchase agreement governing the Notes Due 2021 and 2024); and (iv) a fixed charge coverage ratio (as set forth in our unsecured credit facility).
Notes Due 2025
On March 12, 2015, we completed a public offering of $250,000 in aggregate principal amount of 4.00% senior unsecured notes due 2025 (Notes Due 2025). The Notes Due 2025 were priced at 99.526% of the principal amount to yield 4.058% to maturity. The proceeds were used to repay a portion of our unsecured revolving line of credit.
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
The note purchase agreement governing the Notes Due 2021 and 2024 contains customary covenants and events of default. Pursuant to the terms of the note purchase agreement, we are subject to various financial covenants, some of which are based upon the financial covenants in effect in our primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of March 31, 2017, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On January 6, 2016, we entered into our fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. We received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. As of March 31, 2017, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.

The following table summarizes the key terms of the Unsecured Credit Facility:

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
The Unsecured Credit Facility has a $400,000 accordion option that allows us, at our election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) our ability to obtain additional lender commitments.
The Unsecured Credit Agreement contains customary covenants and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2017, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
As of March 31, 2017, we had letter(s) of credit outstanding totaling $12,296 which serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of March 31, 2017, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Term Loan Due 2023:

Term Loan Due 2023	Maturity Date	Leverage-Based Pricing Credit Spread	Ratings-Based Pricing Credit Spread
$200,000 unsecured term loan	11/22/2023	1.70% – 2.55%	1.50% – 2.45%
The Term Loan Due 2023 has a $100,000 accordion option that allows us, at our election, to increase the total unsecured term loan up to $300,000, subject to customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement.
The Term Loan Agreement contains customary covenants and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2017, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.

Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of March 31, 2017 for the remainder of 2017, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of March 31, 2017. The table does not reflect the impact of any debt activity that occurred after March 31, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$28,325	$5,065	$65,352	$3,923	$22,820	$247,887	$373,372	$391,882
Fixed rate term loans (b)	—	—	—	—	250,000	200,000	450,000	450,000
Unsecured notes payable (c)	—	—	—	—	100,000	600,000	700,000	690,016
Total fixed rate debt	28,325	5,065	65,352	3,923	372,820	1,047,887	1,523,372	1,531,898

Variable rate debt:
Variable rate term loan and revolving line of credit	—	200,000	—	363,000	—	—	563,000	563,852
Total debt (d)	$28,325	$205,065	$65,352	$366,923	$372,820	$1,047,887	$2,086,372	$2,095,750

Weighted average interest rate on debt:
Fixed rate debt	4.22%	5.49%	7.45%	4.62%	2.73%	4.09%	3.91%
Variable rate debt (e)	—	2.43%	—	2.33%	—	—	2.37%
Total	4.22%	2.50%	7.45%	2.36%	2.73%	4.09%	3.49%

(a)	Excludes mortgage premium of $1,330 and discount of $(612), net of accumulated amortization, as of March 31, 2017.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.67% through December 31, 2017. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a fixed rate of 1.26% through November 22, 2018.

(c)	Excludes discount of $(942), net of accumulated amortization, as of March 31, 2017.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.3 years as of March 31, 2017. Total debt excludes capitalized loan fees of $(8,446), net of accumulated amortization, as of March 31, 2017, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of March 31, 2017.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the discretion of our board of directors. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansions and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital, (vii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our Unsecured Credit Agreement, and to avoid or minimize any income and excise taxes that we otherwise would be required to pay, and (viii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
In December 2015, we entered into an at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our Unsecured Credit Facility. We did not sell any shares under our ATM equity program during the three months ended March 31, 2017. As of March 31, 2017, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the three months ended March 31, 2017. As of March 31, 2017, $241,159 remained available under the repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements, including expansions and pad developments, at our operating properties in 2017 can be met with cash flows from operations, asset dispositions and working capital.
We began redevelopment activities at Reisterstown Road Plaza and Towson Circle in 2016 and have three active expansions and pad developments. We have invested a total of approximately $16,338 in these projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate that to complete these projects, it will require an additional $36,900 to $39,900, net of proceeds from land sales, reimbursement from third parties and contributions from a project partner, as applicable. We anticipate funding the redevelopments, expansions and pad developments with cash flows from operations, asset dispositions, working capital and proceeds from our unsecured revolving line of credit.
Dispositions
We continue to execute our portfolio repositioning strategy of disposing of select non-target and single-user properties. The following table highlights our property dispositions during 2016 and the three months ended March 31, 2017:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2017 Dispositions (through March 31, 2017)	7	620,100	$105,999	$42,054	$—	(c)
2016 Dispositions	46	3,013,900	$540,362	$448,216	$94,353	(c) (d)

(a)
2017 dispositions include the disposition of CVS Pharmacy – Sylacauga and the Home Depot parcel at Century III Plaza, both of which were classified as held for sale as of December 31, 2016. 2016 dispositions include the disposition of one development property, which was not under active development.

(b)
Represents total consideration net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges. 2017 dispositions exclude proceeds of $62,468 which are temporarily restricted related to potential 1031 Exchanges.

(c)
Excludes $26,147 and $10,695 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the three months ended March 31, 2017 and year ended December 31, 2016, respectively.

(d)
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

In addition to the transactions presented in the preceding table, during the three months ended March 31, 2017, we received escrow funds related to a 2016 property disposition, which resulted in net proceeds of $1,486. During the year ended December 31, 2016, we also received proceeds of $2,549 from the sale of a single-user outparcel.

Acquisitions
We continue to execute our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2016 and the three months ended March 31, 2017:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2017 Acquisitions (through March 31, 2017) (a)	3	197,500	$94,128	$—
2016 Acquisitions (b)	9	1,102,300	$408,308	$15,971

(a)
2017 acquisitions include the purchase of the following: 1) the fee interest in our Boulevard at the Capital Centre multi-tenant retail operating property that was previously subject to a ground lease with a third party and 2) an additional phase at our One Loudoun Downtown multi-tenant retail operating property that is being acquired in phases as the seller completes construction on stand-alone buildings at the property. The total number of properties in our portfolio was not affected by these transactions.

(b)
2016 acquisitions include the purchase of the following: 1) the fee interest in our Ashland & Roosevelt multi-tenant retail operating property that was previously subject to a ground lease with a third party and 2) the anchor space improvements at our Woodinville Plaza multi-tenant retail operating property that was previously subject to a ground lease with us. The total number of properties in our portfolio was not affected by these transactions.

Summary of Cash Flows

	Three Months Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$58,900	$53,253	$5,647
Net cash used in investing activities	(45,827)	(131,748)	85,921
Net cash (used in) provided by financing activities	(25,918)	127,659	(153,577)
(Decrease) increase in cash and cash equivalents	(12,845)	49,164	(62,009)
Cash and cash equivalents, at beginning of period	53,119	51,424
Cash and cash equivalents, at end of period	$40,274	$100,588
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, and (iv) gain on extinguishment of debt. Net cash provided by operating activities during the three months ended March 31, 2017 increased $5,647 primarily due to the following:

•	a $1,802 decrease in cash paid for leasing fees and inducements;

•	a $1,670 decrease in cash paid for interest;

•	a $758 decrease in cash bonuses paid; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•
a $5,249 decrease in NOI, consisting of a decrease in NOI from properties that were sold or held for sale in 2016 and 2017 and other properties not included in our same store portfolio of $6,930, partially offset by an increase in Same Store NOI of $1,681.

Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, in addition to changes in restricted escrows. Net cash used in investing activities during the three months ended March 31, 2017 decreased $85,921 primarily due to the following:

•	a $44,283 decrease in cash paid to purchase investment properties;

•	a $27,113 increase in proceeds from the sales of investment properties; and

•	a $21,043 net change in restricted escrow activity;
partially offset by

•	a $4,810 increase in capital expenditures and tenant improvements; and

•	a $1,610 increase in investment in developments in progress.
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
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our Unsecured Credit Facility and the issuance of debt instruments, partially offset by distribution payments, repayments of our Unsecured Credit Facility, principal payments on mortgages payable and the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable. Net cash flows from financing activities during the three months ended March 31, 2017 decreased $153,577 primarily due to the following:

•	the $439,403 purchase of U.S. Treasury securities in connection with defeasance of the IW JV portfolio of mortgages payable during the three months ended March 31, 2017; and

•	a $17,752 increase in principal payments on mortgages payable;
partially offset by

•	$200,000 of proceeds from the Term Loan Due 2023, which funded in January 2017;

•	a $97,000 increase in net proceeds from our unsecured revolving line of credit; and

•	a $6,010 decrease in the payment of loan fees and deposits.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the three months ended March 31, 2017, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies and Estimates
Our 2016 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and unconsolidated joint ventures, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the three months ended March 31, 2017, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.

Subsequent Events
Subsequent to March 31, 2017, we:

•
closed on the disposition of University Town Center, a 57,500 square foot multi-tenant retail operating property located in Tuscaloosa, Alabama, which was classified as held for sale as of March 31, 2017, for a sales price of $14,700 with an anticipated gain on sale of approximately $8,943;

•
closed on the disposition of Edgemont Town Center, a 77,700 square foot multi-tenant retail operating property located in Homewood, Alabama, which was classified as held for sale as of March 31, 2017, for a sales price of $19,025 with an anticipated gain on sale of approximately $8,995;

•
closed on the disposition of Phenix Crossing, a 56,600 square foot multi-tenant retail operating property located in Phenix City, Alabama, which was classified as held for sale as of March 31, 2017, for a sales price of $12,400 with an anticipated gain on sale of approximately $5,699;

•
closed on the disposition of Brown’s Lane, a 74,700 square foot multi-tenant retail operating property located in Middletown, Rhode Island, for a sales price of $10,575 with an anticipated gain on sale of approximately $3,408;

•
closed on the acquisition of Phase III of One Loudoun Downtown, a 9,800 square foot multi-tenant retail building at our existing wholly-owned multi-tenant retail operating property located in Ashburn, Virginia, for a gross purchase price of $2,193;

•
declared the cash dividend for the second quarter of 2017 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on June 30, 2017 to preferred shareholders of record at the close of business on June 19, 2017; and

•
declared the cash dividend for the second quarter of 2017 of $0.165625 per share on our outstanding Class A common stock, which will be paid on July 10, 2017 to Class A common shareholders of record at the close of business on June 26, 2017.

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
As of March 31, 2017, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of March 31, 2017 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Asset
Fixed rate portion of Unsecured Credit Facility	$250,000	December 31, 2017	$934
Term Loan Due 2023	200,000	November 22, 2018	435
	$450,000		$1,369
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of March 31, 2017 for the remainder of 2017, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical decrease in our derivative asset of approximately $4,689.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $18,048 lower than the fair value as of March 31, 2017.
We had $563,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.37% as of March 31, 2017. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of March 31, 2017, interest expense would increase by approximately $5,630 on an annualized basis.
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
Based on management’s evaluation as of March 31, 2017, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2017 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1, 2017 to January 31, 2017	11	$15.61	N/A	$241,159
February 1, 2017 to February 28, 2017	72	$15.19	N/A	$241,159
March 1, 2017 to March 31, 2017	5	$14.22	N/A	$241,159
Total	88	$15.19	N/A	$241,159

(a)	As disclosed on the Form 8-K dated December 15, 2015, represents the amount outstanding under our $250,000 common stock repurchase program, which has no scheduled expiration date.
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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the Three-Month Periods Ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Equity for the Three-Month Periods Ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer
Date:	May 3, 2017

By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	May 3, 2017

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date:	May 3, 2017