Form 10-Q
period 2017-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2017-08-02
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of July 28, 2017:
Class A common stock:    230,942,762 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	June 30, 2017	December 31, 2016
Assets
Investment properties:
Land	$1,141,172	$1,191,403
Building and other improvements	4,023,200	4,284,664
Developments in progress	28,254	23,439
	5,192,626	5,499,506
Less accumulated depreciation	(1,363,604)	(1,443,333)
Net investment properties	3,829,022	4,056,173
Cash and cash equivalents	28,003	53,119
Accounts and notes receivable (net of allowances of $6,938 and $6,886, respectively)	71,588	78,941
Acquired lease intangible assets, net	131,092	142,015
Assets associated with investment properties held for sale	44,087	30,827
Other assets, net	160,531	91,898
Total assets	$4,264,323	$4,452,973

Liabilities and Equity
Liabilities:
Mortgages payable, net	$355,239	$769,184
Unsecured notes payable, net	695,441	695,143
Unsecured term loans, net	646,554	447,598
Unsecured revolving line of credit	182,000	86,000
Accounts payable and accrued expenses	65,093	83,085
Distributions payable	38,318	39,222
Acquired lease intangible liabilities, net	102,720	105,290
Liabilities associated with investment properties held for sale	1,142	864
Other liabilities	75,339	74,501
Total liabilities	2,161,846	2,300,887

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of June 30, 2017 and December 31, 2016; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 230,943 and 236,770 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	231	237
Additional paid-in capital	4,853,680	4,927,155
Accumulated distributions in excess of earnings	(2,752,648)	(2,776,033)
Accumulated other comprehensive income	1,209	722
Total equity	2,102,477	2,152,086
Total liabilities and equity	$4,264,323	$4,452,973

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$106,017	$115,194	$215,991	$230,454
Tenant recovery income	29,524	29,654	60,310	60,010
Other property income	1,798	2,378	4,731	5,401
Total revenues	137,339	147,226	281,032	295,865

Expenses
Operating expenses	21,004	20,092	42,868	43,153
Real estate taxes	21,487	21,090	43,366	41,029
Depreciation and amortization	52,325	53,443	105,799	106,839
Provision for impairment of investment properties	13,034	4,142	13,034	6,306
General and administrative expenses	10,370	10,773	21,583	22,179
Total expenses	118,220	109,540	226,650	219,506

Operating income	19,119	37,686	54,382	76,359

Gain on extinguishment of debt	—	—	—	13,653
Gain on extinguishment of other liabilities	—	6,978	—	6,978
Interest expense	(21,435)	(25,977)	(106,967)	(52,741)
Other income, net	451	302	456	427
(Loss) income from continuing operations	(1,865)	18,989	(52,129)	44,676
Gain on sales of investment properties	116,628	9,613	157,792	31,352
Net income	114,763	28,602	105,663	76,028
Preferred stock dividends	(2,363)	(2,363)	(4,725)	(4,725)
Net income attributable to common shareholders	$112,400	$26,239	$100,938	$71,303

Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.48	$0.11	$0.43	$0.30

Net income	$114,763	$28,602	$105,663	$76,028
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 9)	(145)	(510)	487	(477)
Comprehensive income attributable to the Company	$114,618	$28,092	$106,150	$75,551

Weighted average number of common shares outstanding – basic	234,243	236,716	235,269	236,647

Weighted average number of common shares outstanding – diluted	234,818	236,902	235,842	236,781

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	5,400	$5	237,267	$237	$4,931,395	$(2,776,215)	$(85)	$2,155,337
Cumulative effect of accounting change	—	—	—	—	17	(17)	—	—
Net income	—	—	—	—	—	76,028	—	76,028
Other comprehensive loss	—	—	—	—	—	—	(477)	(477)
Distributions declared to preferred shareholders ($0.875 per share)	—	—	—	—	—	(4,725)	—	(4,725)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	(78,631)	—	(78,631)
Issuance of common stock, net of offering costs	—	—	—	—	(2)	—	—	(2)
Issuance of restricted shares	—	—	269	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(6)	—	3,702	—	—	3,702
Shares withheld for employee taxes	—	—	(147)	—	(2,159)	—	—	(2,159)
Balance as of June 30, 2016	5,400	$5	237,383	$237	$4,932,953	$(2,783,560)	$(562)	$2,149,073

Balance as of January 1, 2017	5,400	$5	236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086
Net income	—	—	—	—	—	105,663	—	105,663
Other comprehensive income	—	—	—	—	—	—	487	487
Distributions declared to preferred shareholders ($0.875 per share)	—	—	—	—	—	(4,725)	—	(4,725)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	(77,553)	—	(77,553)
Shares repurchased through share repurchase program	—	—	(6,024)	(6)	(75,691)	—	—	(75,697)
Issuance of restricted shares	—	—	285	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,549	—	—	3,549
Shares withheld for employee taxes	—	—	(88)	—	(1,333)	—	—	(1,333)
Balance as of June 30, 2017	5,400	$5	230,943	$231	$4,853,680	$(2,752,648)	$1,209	$2,102,477

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$105,663	$76,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,799	106,839
Provision for impairment of investment properties	13,034	6,306
Gain on sales of investment properties	(157,792)	(31,352)
Gain on extinguishment of debt	—	(13,653)
Gain on extinguishment of other liabilities	—	(6,978)
Amortization of loan fees and debt premium and discount, net	5,871	3,187
Amortization of stock-based compensation	3,549	3,702
Premium paid in connection with defeasance of mortgages payable	59,968	—
Payment of leasing fees and inducements	(9,757)	(5,967)
Changes in accounts receivable, net	4,094	(1,655)
Changes in accounts payable and accrued expenses, net	(15,577)	(11,410)
Changes in other operating assets and liabilities, net	11,388	834
Other, net	(63)	893
Net cash provided by operating activities	126,177	126,774

Cash flows from investing activities:
Changes in restricted escrows, net	17,662	1,769
Purchase of investment properties	(99,434)	(261,877)
Capital expenditures and tenant improvements	(31,629)	(30,216)
Proceeds from sales of investment properties	312,916	41,031
Investment in developments in progress	(8,612)	—
Other, net	—	194
Net cash provided by (used in) investing activities	190,903	(249,099)

Cash flows from financing activities:
Principal payments on mortgages payable	(38,571)	(12,679)
Proceeds from unsecured term loans	200,000	—
Proceeds from unsecured revolving line of credit	474,000	325,000
Repayments of unsecured revolving line of credit	(378,000)	(120,000)
Payment of loan fees and deposits	(10)	(6,043)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	(439,403)	—
Distributions paid	(83,182)	(83,333)
Shares repurchased through share repurchase program	(75,697)	—
Other, net	(1,333)	(2,256)
Net cash (used in) provided by financing activities	(342,196)	100,689

Net decrease in cash and cash equivalents	(25,116)	(21,636)
Cash and cash equivalents, at beginning of period	53,119	51,424
Cash and cash equivalents, at end of period	$28,003	$29,788
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$41,017	$46,695
Distributions payable	$38,318	$39,320
Accrued capital expenditures and tenant improvements	$6,089	$8,742
Accrued leasing fees and inducements	$840	$772
Accrued redevelopment costs	$1,019	$—
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$439,403	$—
Defeasance of mortgages payable	$379,435	$—

Purchase of investment properties (after credits at closing):
Net investment properties	$(101,307)	$(257,157)
Accounts receivable, acquired lease intangibles and other assets	(7,659)	(25,049)
Accounts payable, acquired lease intangibles and other liabilities	7,008	5,013
Deferred gain	2,524	—
Mortgages payable assumed, net	—	15,316
	$(99,434)	$(261,877)

Proceeds from sales of investment properties:
Net investment properties	$245,853	$126,057
Accounts receivable, acquired lease intangibles and other assets	9,766	10,503
Accounts payable, acquired lease intangibles and other liabilities	(6,258)	(3,276)
Deferred gain	(676)	—
Mortgage debt forgiven or assumed	—	(94,353)
Gain on extinguishment of debt	—	13,653
Gain on sales of investment properties	157,792	31,352
Proceeds temporarily restricted related to potential Internal Revenue Code Section 1031 tax-deferred exchanges	(93,561)	(42,905)
	$312,916	$41,031

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
All share amounts and dollar amounts in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and notes thereto, are stated in thousands with the exception of per share amounts and per square foot amounts.
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and any consolidated variable interest entities (VIEs). All intercompany balances and transactions have been eliminated in consolidation. Wholly-owned subsidiaries generally consist of limited liability companies, limited partnerships and statutory trusts.
The Company’s property ownership as of June 30, 2017 is summarized below:

Wholly-owned
Retail operating properties (a)	132
Office properties	1
Total operating properties	133

Redevelopment properties	2

(a)	Excludes four wholly-owned operating properties classified as held for sale as of June 30, 2017.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2016 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2017.
Recently Adopted Accounting Pronouncements
The Company elected to early adopt Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-09, Compensation – Stock Compensation, on a prospective basis as of June 30, 2017. This new pronouncement amends/clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, an entity should account for the effects of a modification unless all of the following are the same in the modified award as the original award immediately before the original award is modified: 1) the fair value; 2) the vesting conditions; and 3) the classification of the modified award as an equity instrument or a liability instrument. The existing disclosure requirements apply regardless of whether an entity is required to apply modification accounting. The adoption of this pronouncement did not have any effect on the Company’s condensed consolidated financial statements.
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
In May 2014 with subsequent updates issued in August 2015 and March, April, May and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new guidance is effective January 1, 2018, with early adoption permitted, and will replace existing revenue recognition standards. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The sale of investment property and any non-lease components contained within lease agreements will be required to follow the new guidance; however, lease components of lease contracts will be subject to the Leases guidance described below. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While the Company anticipates additional disclosure, it does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements as it believes the majority of its revenue falls outside of the scope of this guidance; however, it will continue to evaluate this assessment until the guidance becomes effective. The Company is also evaluating whether it will adopt this guidance on a full retrospective basis or a modified retrospective basis.
In February 2017, the FASB issued ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance is required to be adopted concurrently with the amendments in ASU 2014-09, Revenue from Contracts with Customers. The new pronouncement, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The pronouncement requires either a retrospective or a modified retrospective method of adoption. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
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
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Upon adoption, the Company will recognize a lease liability and an ROU asset for operating leases where it is the lessee, such as ground leases and office leases. The Company is in the process of evaluating the inputs required to calculate the amounts that will be recorded on its balance sheet for each lease. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP; however, upon adoption of the Leases guidance, non-lease components of leases, including common area maintenance reimbursements, will be accounted for under the Revenue from Contracts with Customers guidance described above. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
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
(3) ACQUISITIONS
The Company closed on the following acquisitions during the six months ended June 30, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade (a)	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Boulevard at the Capital Centre – Fee Interest (b)	Washington, D.C.	Fee interest (b)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II (c)	Washington, D.C.	Additional phase of multi-tenant retail (c)	15,900	4,128
April 5, 2017	One Loudoun Downtown – Phase III (c)	Washington, D.C.	Additional phase of multi-tenant retail (c)	9,800	2,193
May 16, 2017	One Loudoun Downtown – Phase IV (c)	Washington, D.C.	Development rights (c)	—	3,500
				207,300	$99,821	(d)

(a)	This property was acquired through a consolidated VIE and was used to facilitate an Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange).

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

(c)
The Company acquired three additional phases, including the development rights for an additional 123 multi-family units for a total of 408, at its One Loudoun Downtown multi-tenant retail operating property, which were accounted for as asset acquisitions. The total number of properties in the Company’s portfolio was not affected by these transactions. The remaining phases at One Loudoun Downtown, representing an aggregate gross purchase price of up to $25,700, are expected to close during the third quarter of 2017 as the seller completes construction on stand-alone buildings at the property.

(d)	Acquisition price does not include capitalized closing costs and adjustments totaling $2,334.
The Company closed on the following acquisitions during the six months ended June 30, 2016:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade (b)	Chicago	Multi-tenant retail	183,200	65,954
April 1, 2016	The Shoppes at Union Hill (c)	New York	Multi-tenant retail	91,700	63,060
April 29, 2016	Ashland & Roosevelt – Fee Interest (d)	Chicago	Ground lease interest (d)	—	13,850
May 5, 2016	Tacoma South (b)	Seattle	Multi-tenant retail	230,700	39,400
June 15, 2016	Eastside (b)	Dallas	Multi-tenant retail	67,100	23,842
				761,700	$278,837

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	These properties were acquired through consolidated VIEs and were used to facilitate 1031 Exchanges.

(c)	In conjunction with the acquisition, the Company assumed mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031.

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

The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Six Months Ended June 30,
	2017	2016
Land	$23,559	$84,720
Building and other improvements, net	77,748	172,437
Acquired lease intangible assets (a)	7,343	25,016
Acquired lease intangible liabilities (b)	(5,477)	(3,991)
Other liabilities	(1,076)	—
Mortgages payable, net	—	(15,316)
Net assets acquired	$102,097	$262,866

(a)	The weighted average amortization period for acquired lease intangible assets is six years for acquisitions completed during the six months ended June 30, 2017 and 2016.

(b)	The weighted average amortization period for acquired lease intangible liabilities is 13 years and 11 years for acquisitions completed during the six months ended June 30, 2017 and 2016, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing. Transaction costs related to the 2016 acquisitions that were accounted for as business combinations totaled $690 for the six months ended June 30, 2016 and are included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. In addition, total revenues of $21,802 and net income attributable to common shareholders of $5,011 are included in the Company’s condensed consolidated statements of operations and other comprehensive (loss) income for the six months ended June 30, 2016 from the properties acquired during the six months ended June 30, 2016 that were accounted for as business combinations.
Subsequent to June 30, 2017, the Company acquired New Hyde Park Shopping Center, a 32,300 square foot multi-tenant retail property located in the New York MSA, for a gross purchase price of $22,075. The Company has not completed the allocation of the acquisition date fair value for this property; however, it expects that this acquisition will be accounted for as an asset acquisition and that the purchase price of this property will primarily be allocated to land, building and acquired lease intangibles.
Condensed Pro Forma Financial Information
Disclosure of pro forma financial information is required for acquisitions accounted for as business combinations, if such financial information is available. Pro forma financial information is provided for acquisitions accounted for as business combinations completed during the period, or after such period through the financial statement issuance date, as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. Pro forma financial information is not required for asset acquisitions.
The following unaudited condensed pro forma financial information is presented as if the acquisitions completed during the six months ended June 30, 2016 were completed as of January 1, 2015. The acquisition of the fee interest in the Company’s Ashland & Roosevelt multi-tenant retail operating property located in the Chicago MSA, which was acquired on April 29, 2016 for $13,850, has not been adjusted in the pro forma presentation as it was accounted for as an asset acquisition. Pro forma financial information is not presented for acquisitions completed during 2017 as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total revenues	$147,813	$300,126
Net income	$28,559	$74,975
Net income attributable to common shareholders	$26,196	$70,250
Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.11	$0.30
Weighted average number of common shares outstanding – basic	236,716	236,647
Variable Interest Entities
During the six months ended June 30, 2017, the Company entered into an agreement with a qualified intermediary related to a potential 1031 Exchange. The Company loaned $87,452 to the VIEs to acquire Main Street Promenade on January 13, 2017. The 1031 Exchange was completed during the three months ended June 30, 2017 and, in accordance with applicable provisions of the Code, within 180 days after the acquisition date of the property. At the completion of the 1031 Exchange, the sole membership interests of the VIEs were assigned to the Company in satisfaction of the outstanding loan, resulting in the entities being wholly owned by the Company and no longer considered VIEs.
During the six months ended June 30, 2016, the Company entered into agreements with a qualified intermediary related to three 1031 Exchanges. The Company loaned $65,419, $39,215 and $23,522 to acquire Oak Brook Promenade, Tacoma South and Eastside, respectively. Each 1031 Exchange was completed during the year ended December 31, 2016 and, accordingly, no agreements remained outstanding related to 1031 Exchanges as of December 31, 2016. At the completion of the 1031 Exchanges,

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the sole membership interests of the VIEs were assigned to the Company and the respective outstanding loans were extinguished, resulting in the entities being wholly owned by the Company and no longer considered VIEs.
Prior to the completion of the 1031 Exchanges, the Company was deemed to be the primary beneficiary of each VIE as it had the ability to direct the activities of each VIE that most significantly impact its economic performance and had all of the risks and rewards of ownership. Accordingly, the Company consolidated the VIEs. No value or income was attributed to the noncontrolling interest. The assets of the VIEs consisted of the respective investment property, Main Street Promenade, Oak Brook Promenade, Tacoma South and Eastside, which were operated by the Company.
(4) DISPOSITIONS
The Company closed on the following dispositions during the six months ended June 30, 2017:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500	$332	$—
February 21, 2017	Shoppes at Park West	Multi-tenant retail	63,900	15,383	15,261	7,569
March 7, 2017	CVS Pharmacy – Sylacauga, AL (b)	Single-user retail	10,100	3,700	16	1,651
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC	Single-user retail	13,800	4,297	4,134	1,857
March 15, 2017	Century III Plaza – Home Depot (c)	Single-user parcel	131,900	17,519	17,344	4,487
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750	41,380	14,107
March 24, 2017	Northwood Crossing (b)	Multi-tenant retail	160,000	22,850	4	10,007
April 4, 2017	University Town Center (b)	Multi-tenant retail	57,500	14,700	(5)	9,128
April 4, 2017	Edgemont Town Center (b)	Multi-tenant retail	77,700	19,025	(28)	8,995
April 4, 2017	Phenix Crossing (b)	Multi-tenant retail	56,600	12,400	(28)	5,699
April 27, 2017	Brown’s Lane	Multi-tenant retail	74,700	10,575	10,318	3,408
May 9, 2017	Rite Aid Store (Eckerd) – Greer, SC	Single-user retail	13,800	3,050	2,961	830
May 9, 2017	Evans Towne Centre	Multi-tenant retail	75,700	11,825	11,419	5,226
May 25, 2017	Red Bug Village	Multi-tenant retail	26,200	8,100	7,767	2,184
May 26, 2017	Wilton Square	Multi-tenant retail	438,100	49,300	48,503	19,630
May 30, 2017	Town Square Plaza	Multi-tenant retail	215,600	28,600	26,459	3,412
May 31, 2017	Cuyahoga Falls Market Center	Multi-tenant retail	76,400	11,500	11,101	1,300
June 5, 2017	Plaza Santa Fe II	Multi-tenant retail	224,200	35,220	33,506	16,136
June 6, 2017	Rite Aid Store (Eckerd)–Columbia, SC	Single-user retail	13,400	3,250	3,163	1,046
June 16, 2017	Fox Creek Village	Multi-tenant retail	107,500	24,825	24,415	12,470
June 29, 2017	Cottage Plaza	Multi-tenant retail	85,500	23,050	22,685	8,039
June 29, 2017	Magnolia Square	Multi-tenant retail	116,000	16,000	15,692	4,866
June 29, 2017	Cinemark Seven Bridges	Single-user retail	70,200	15,271	14,948	3,973
June 29, 2017	Low Country Village I & II (b)	Multi-tenant retail	139,900	22,075	(67)	10,286
			2,489,100	$414,765	$311,280	$156,306

(a)
Aggregate proceeds are net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges and exclude $150 of condemnation proceeds, which did not result in any additional gain recognition.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b)	The following disposition proceeds are temporarily restricted related to potential 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets:

Property Name	Proceeds Temporarily Restricted
CVS Pharmacy – Sylacauga, AL	$3,332
Northwood Crossing	22,719
University Town Center	14,595
Edgemont Town Center	18,885
Phenix Crossing	12,324
Low Country Village I & II	21,706
$93,561

(c)
The Company disposed of the Home Depot parcel at Century III Plaza, an existing 284,100 square foot multi-tenant retail operating property. The remaining portion of Century III Plaza is classified as held for sale as of June 30, 2017.

During the six months ended June 30, 2017, the Company also received proceeds and recognized a gain of $1,486 as a result of the receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds, net of closing costs and proceeds temporarily restricted related to potential 1031 Exchanges, from property dispositions and other transactions during the six months ended June 30, 2017 totaled $312,916, with aggregate gains of $157,792.
The Company closed on the following dispositions during the six months ended June 30, 2016:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 1, 2016	The Gateway (b)	Multi-tenant retail	623,200	$75,000	$(795)	$3,868
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500	17,210	4,253
March 30, 2016	Six Property Portfolio (c)	Single-user retail	230,400	35,413	12	13,618
April 20, 2016	CVS Pharmacy – Oklahoma City, OK	Single-user retail	10,900	4,676	4,608	1,764
June 2, 2016	Rite Aid Store (Eckerd) – Canandaigua, NY & Tim Horton Donut Shop (d)	Single-user retail	16,600	5,400	5,333	1,444
June 15, 2016	Academy Sports – Midland, TX (e)	Single-user retail	61,200	5,541	17	2,220
June 23, 2016	Four Rite Aid Portfolio (f)	Single-user retail	45,400	15,934	14,646	2,287
			1,130,300	$159,464	$41,031	$29,454

(a)	Aggregate proceeds are net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges.

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

(c)
Portfolio consists of the following properties: (i) Academy Sports – Houma, LA, (ii) Academy Sports – Port Arthur, TX, (iii) Academy Sports – San Antonio, TX, (iv) CVS Pharmacy – Moore, OK, (v) CVS Pharmacy – Saginaw, TX and (vi) Rite Aid Store (Eckerd) – Olean, NY. As of June 30, 2016, disposition proceeds of $34,973 were temporarily restricted related to 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(d)	The terms of the disposition of Rite Aid Store (Eckerd) – Canandaigua, NY and Tim Horton Donut Shop – Canandaigua, NY were negotiated as a single transaction.

(e)
As of June 30, 2016, disposition proceeds of $5,383 were temporarily restricted related to a 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(f)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Cheektowaga, NY, (ii) Rite Aid Store (Eckerd), W. Main St. – Batavia, NY, (iii) Rite Aid Store (Eckerd), Union Rd. – West Seneca, NY and (iv) Rite Aid Store (Eckerd) – Greece, NY.

During the six months ended June 30, 2016, the Company disposed of an outparcel for consideration of $2,639 and recorded a gain of $1,898 from the transaction. Disposition proceeds of $2,549 were temporarily restricted related to a 1031 Exchange and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets. The aggregate gains from the property dispositions and this additional transaction totaled $31,352.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

None of the dispositions completed during the six months ended June 30, 2017 and 2016 qualified for discontinued operations treatment.
The following properties qualified for held for sale accounting treatment prior to or during the quarter ended June 30, 2017. Upon meeting all applicable GAAP criteria for held for sale accounting treatment, depreciation and amortization were ceased. In addition, the assets and liabilities associated with these properties are separately classified as held for sale in the condensed consolidated balance sheet as of June 30, 2017.

Property Name	Property Location	Property Type	Square Footage
Century III Plaza, excluding the Home Depot parcel	West Mifflin, Pennsylvania	Multi-tenant retail	152,200
Lakepointe Towne Center	Lewisville, Texas	Multi-tenant retail	196,600
Irmo Station	Irmo, South Carolina	Multi-tenant retail	99,400
Boulevard Plaza	Pawtucket, Rhode Island	Multi-tenant retail	111,100
			559,300
Subsequent to June 30, 2017, the Company sold Boulevard Plaza and Irmo Station for total consideration of $30,327. Century III Plaza, including the Home Depot parcel, and CVS Pharmacy – Sylacauga were classified as held for sale as of December 31, 2016. The Home Depot parcel at Century III Plaza and CVS Pharmacy – Sylacauga were sold during the six months ended June 30, 2017.
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

	June 30, 2017	December 31, 2016
Assets
Land, building and other improvements	$54,396	$45,395
Less accumulated depreciation	(11,852)	(15,769)
Net investment properties	42,544	29,626
Other assets	1,543	1,201
Assets associated with investment properties held for sale	$44,087	$30,827

Liabilities
Other liabilities	$1,142	$864
Liabilities associated with investment properties held for sale	$1,142	$864
In addition to the dispositions of Boulevard Plaza and Irmo Station, which were classified as held for sale as of June 30, 2017, the Company closed on the disposition of Hickory Ridge, a 380,600 square foot multi-tenant retail operating property, for consideration of $44,020 subsequent to June 30, 2017.
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
The following table summarizes the Company’s unvested restricted shares as of and for the six months ended June 30, 2017:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2017	542	$15.28
Shares granted (a)	285	$14.60
Shares vested	(271)	$15.45
Balance as of June 30, 2017 (b)	556	$14.85

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)	Shares granted vest over periods ranging from one year to three years in accordance with the terms of applicable award agreements.

(b)	As of June 30, 2017, total unrecognized compensation expense related to unvested restricted shares was $4,574, which is expected to be amortized over a weighted average term of 1.4 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the six months ended June 30, 2017:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2017	391	$14.02
RSUs granted (a)	253	$15.52
RSUs eligible for future conversion as of June 30, 2017 (b)	644	$14.61

(a)
Assumptions and inputs as of the grant date included a risk-free interest rate of 1.50%, the Company’s historical common stock performance relative to the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index and the Company’s common stock dividend yield of 4.32%. In 2020, following the performance period which concludes on December 31, 2019, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term.

(b)	As of June 30, 2017, total unrecognized compensation expense related to unvested RSUs was $6,105, which is expected to be amortized over a weighted average term of 2.7 years.
During the three months ended June 30, 2017 and 2016, the Company recorded compensation expense of $1,756 and $1,676, respectively, related to unvested restricted shares and RSUs. During the six months ended June 30, 2017 and 2016, the Company recorded compensation expense of $3,549 and $3,702, respectively, related to unvested restricted shares and RSUs. The total fair value of restricted shares vested during the six months ended June 30, 2017 was $3,986.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of June 30, 2017, options to purchase 41 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2017 or 2016 and did not record any compensation expense related to stock options during the six months ended June 30, 2017 and 2016.
(6) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	June 30, 2017			December 31, 2016
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$355,389	5.22%	4.9	$773,395	6.31%	4.2
Premium, net of accumulated amortization	1,223			1,437
Discount, net of accumulated amortization	(601)			(622)
Capitalized loan fees, net of accumulated amortization	(772)			(5,026)
Mortgages payable, net	$355,239			$769,184

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 8.00% as of June 30, 2017 and December 31, 2016.
During the six months ended June 30, 2017, the Company repaid or defeased mortgages payable in the total amount of $415,621, of which $101,482 related to properties that were disposed of during the period, which had a weighted average fixed interest rate of 7.24%, and made scheduled principal payments of $2,385 related to amortizing loans. Included within the total repayments and defeasances for the six months ended June 30, 2017 is the defeasance of a portfolio of mortgages payable with a principal balance of $379,435 as of December 31, 2016 that was cross-collateralized by 45 properties and scheduled to mature in 2019 (known as the IW JV portfolio of mortgages payable). The Company incurred a defeasance premium and associated fees totaling $60,198 in connection with this transaction, which are included within “Interest expense” in the accompanying condensed consolidated

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

statements of operations and other comprehensive (loss) income. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of June 30, 2017 for the remainder of 2017, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after June 30, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$27,157	$5,065	$65,352	$3,923	$22,820	$231,072	$355,389
Fixed rate term loans (b)	—	—	—	—	250,000	200,000	450,000
Unsecured notes payable (c)	—	—	—	—	100,000	600,000	700,000
Total fixed rate debt	27,157	5,065	65,352	3,923	372,820	1,031,072	1,505,389

Variable rate debt:
Variable rate term loan and revolving line of credit	—	200,000	—	182,000	—	—	382,000
Total debt (d)	$27,157	$205,065	$65,352	$185,923	$372,820	$1,031,072	$1,887,389

Weighted average interest rate on debt:
Fixed rate debt	4.18%	5.49%	7.45%	4.62%	2.73%	4.08%	3.90%
Variable rate debt (e)	—	2.61%	—	2.58%	—	—	2.59%
Total	4.18%	2.68%	7.45%	2.62%	2.73%	4.08%	3.64%

(a)	Excludes mortgage premium of $1,223 and discount of $(601), net of accumulated amortization, as of June 30, 2017.

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

(c)	Excludes discount of $(912), net of accumulated amortization, as of June 30, 2017.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.3 years as of June 30, 2017. Total debt excludes capitalized loan fees of $(7,865), net of accumulated amortization, as of June 30, 2017, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of June 30, 2017.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		June 30, 2017		December 31, 2016
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
		700,000	4.19%	700,000	4.19%
Discount, net of accumulated amortization		(912)		(971)
Capitalized loan fees, net of accumulated amortization		(3,647)		(3,886)
	Total	$695,441		$695,143
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
Notes Due 2021 and 2024
The note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024) contains customary covenants and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, some of which are based upon the financial covenants in effect in the Company’s unsecured credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of June 30, 2017, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) UNSECURED TERM LOANS AND REVOLVING LINE OF CREDIT
The following table summarizes the Company’s term loans and revolving line of credit:

		June 30, 2017		December 31, 2016
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
$250,000 unsecured credit facility term loan – fixed rate (a)	January 5, 2021	$250,000	1.97%	$250,000	1.97%
$200,000 unsecured credit facility term loan – variable rate	May 11, 2018	200,000	2.61%	200,000	2.22%
$200,000 unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	2.96%	—	—%
Subtotal		650,000		450,000
Capitalized loan fees, net of accumulated amortization		(3,446)		(2,402)
Term loans, net		$646,554		$447,598

Revolving line of credit – variable rate (c)	January 5, 2020	$182,000	2.58%	$86,000	2.12%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a weighted average fixed rate of 0.67% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of June 30, 2017 and December 31, 2016.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of June 30, 2017.

(c)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Unsecured Credit Facility
On January 6, 2016, the Company entered into its fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. The Company received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. As of June 30, 2017, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary covenants and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of June 30, 2017, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of June 30, 2017, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Term Loan Agreement contains customary covenants and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of June 30, 2017, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
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
As of June 30, 2017, the Company utilized four interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $946 will be reclassified as a decrease to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
The following table summarizes the Company’s interest rate swaps as of June 30, 2017, which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Termination Date
March 1, 2016	$100,000	0.66%	December 31, 2017
May 16, 2016	$150,000	0.67%	December 31, 2017
January 3, 2017	$100,000	1.26%	November 22, 2018
January 3, 2017	$100,000	1.26%	November 22, 2018
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Interest rate swaps	4	2	$450,000	$250,000

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

	Fair Value
	June 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Interest rate swaps	$1,219	$743
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive (loss) income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss (Gain) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
2017	$59	$(413)	Interest expense	$(86)	$74	Other income, net	$5	$11
2016	$634	$687	Interest expense	$124	$210	Other income, net	$3	$3
(10) EQUITY
In December 2015, the Company entered into an at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s unsecured revolving line of credit. The Company did not sell any shares under its ATM equity program during the six months ended June 30, 2017 and 2016. As of June 30, 2017, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the six months ended June 30, 2016. During the three and six months ended June 30, 2017, the Company repurchased 6,024 shares at an average price per share of $12.55 for a total of $75,697. As of June 30, 2017, $165,462 remained available under the repurchase program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Numerator:
(Loss) income from continuing operations	$(1,865)		$18,989		$(52,129)		$44,676
Gain on sales of investment properties	116,628		9,613		157,792		31,352
Preferred stock dividends	(2,363)		(2,363)		(4,725)		(4,725)
Net income attributable to common shareholders	112,400		26,239		100,938		71,303
Distributions paid on unvested restricted shares	(88)		(110)		(178)		(240)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$112,312		$26,129		$100,760		$71,063

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	234,243	(a)	236,716	(b)	235,269	(a)	236,647	(b)
Effect of dilutive securities:
Stock options	1	(c)	2	(c)	1	(c)	2	(c)
RSUs	574	(d)	184	(e)	572	(d)	132	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	234,818		236,902		235,842		236,781

(a)
Excludes 556 shares of unvested restricted common stock as of June 30, 2017, which equate to 536 and 550 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2017. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 607 shares of unvested restricted common stock as of June 30, 2016, which equate to 649 and 687 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2016. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 41 and 53 shares of common stock as of June 30, 2017 and 2016, respectively, at a weighted average exercise price of $19.25 and $19.39, respectively. Of these totals, outstanding options to purchase 35 and 45 shares of common stock as of June 30, 2017 and 2016, respectively, at a weighted average exercise price of $20.55 and $20.74, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of June 30, 2017, there were 644 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 644 and 641 RSUs on a weighted average basis for the three and six months ended June 30, 2017, respectively. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming June 30, 2017 was the end of the contingency periods.

(e)
As of June 30, 2016, there were 391 RSUs eligible for future conversion upon completion of the performance periods, which equate to 411 and 344 RSUs on a weighted average basis for the three and six months ended June 30, 2016, respectively. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would have been outstanding during the period, if any, assuming June 30, 2016 was the end of the contingency periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of June 30, 2017 and 2016, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
Number of properties for which indicators of impairment were identified	7	(a)	6	(b)
Less: number of properties for which an impairment charge was recorded	2		1
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	2		2
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	3		3

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	11%		70%

(a)	Includes two properties which were sold subsequent to June 30, 2017.

(b)	Includes three properties which have subsequently been sold as of June 30, 2017.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the six months ended June 30, 2017:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Century III Plaza, excluding the Home Depot parcel (a)	Multi-tenant retail	June 30, 2017	152,200	$3,076
Lakepointe Towne Center (b)	Multi-tenant retail	June 30, 2017	196,600	9,958
				$13,034
	Estimated fair value of impaired properties as of impairment date			$22,500

(a)
The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer. This property was classified as held for sale as of June 30, 2017. The Home Depot parcel of Century III Plaza was sold on March 15, 2017.

(b)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of June 30, 2017.
The Company recorded the following investment property impairment charges during the six months ended June 30, 2016:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
South Billings Center (a)	Development	March 31, 2016	—	$2,164
Mid-Hudson Center (b)	Multi-tenant retail	June 30, 2016	235,600	4,142
				$6,306
	Estimated fair value of impaired properties as of impairment date			$30,500

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$1,219	$1,219	$743	$743
Financial liabilities:
Mortgages payable, net	$355,239	$373,975	$769,184	$833,210
Unsecured notes payable, net	$695,441	$692,274	$695,143	$679,212
Unsecured term loans, net	$646,554	$650,273	$447,598	$450,421
Unsecured revolving line of credit	$182,000	$182,231	$86,000	$86,130
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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2017
Derivative asset	$—	$1,219	$—	$1,219

December 31, 2016
Derivative asset	$—	$743	$—	$743
Derivative asset:  The fair value of the derivative asset is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets remeasured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the six months ended June 30, 2017 and the year ended December 31, 2016, except for those properties sold prior to June 30, 2017 and December 31, 2016, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2		Level 3		Total	Provision for Impairment (a)
June 30, 2017
Investment properties – held for sale	$—	$22,500	(b)	$—		$22,500	$13,034

December 31, 2016
Investment properties	$—	$500	(c)	$10,600	(d)	$11,100	$13,227

(a)	Excludes impairment charges recorded on investment properties sold prior to June 30, 2017 and December 31, 2016, respectively.

(b)
Represents the fair values of the Company’s Century III Plaza and Lakepointe Towne Center investment properties. The estimated fair value of Century III Plaza of $12,000 was based upon the expected sales price from a bona fide purchase offer and determined to be a Level 2 input. The estimated fair value of Lakepointe Towne Center of $10,500 was based upon the expected sales price from an executed sales contract and determined to be a Level 2 input.

(c)
Represents the fair value of the Company’s Rite Aid Store (Eckerd), Culver Rd. investment property. The estimated fair value of Rite Aid Store (Eckerd), Culver Rd. was based upon the expected sales price from a bona fide purchase offer and determined to be a Level 2 input.

(d)
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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2017
Mortgages payable, net	$—	$—	$373,975	$373,975
Unsecured notes payable, net	$244,308	$—	$447,966	$692,274
Unsecured term loans, net	$—	$—	$650,273	$650,273
Unsecured revolving line of credit	$—	$—	$182,231	$182,231

December 31, 2016
Mortgages payable, net	$—	$—	$833,210	$833,210
Unsecured notes payable, net	$234,700	$—	$444,512	$679,212
Unsecured term loans, net	$—	$—	$450,421	$450,421
Unsecured revolving line of credit	$—	$—	$86,130	$86,130
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.9% to 4.2% and 2.9% to 4.6% as of June 30, 2017 and December 31, 2016, respectively.
Unsecured notes payable, net: The quoted market price as of June 30, 2017 was used to value the Notes Due 2025. The Company estimates the fair value of its Notes Due 2021 and 2024 and Notes Due 2026 and 2028 by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used were 4.35% and 4.48% as of June 30, 2017 and December 31, 2016, respectively.
Unsecured term loans, net:  The Company estimates the fair value of its unsecured term loans, net by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used to discount the credit spreads were 1.42% and 1.30% as of June 30, 2017 and December 31, 2016, respectively.
Unsecured revolving line of credit:  The Company estimates the fair value of its unsecured revolving line of credit by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturity. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rate used to discount the credit spreads was 1.30% as of June 30, 2017 and December 31, 2016.
There were no transfers between the levels of the fair value hierarchy during the six months ended June 30, 2017.
(14) COMMITMENTS AND CONTINGENCIES
As of June 30, 2017, the Company had letter(s) of credit outstanding totaling $13,159 which serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on its unsecured revolving line of credit.
As of June 30, 2017, the Company had begun redevelopment activities at Reisterstown Road Plaza located in Baltimore, Maryland and Towson Circle located in Towson, Maryland. The Company estimates that it will incur net costs of approximately $9,500 to $10,500 related to the Reisterstown Road Plaza redevelopment and approximately $33,000 to $35,000 related to the Towson Circle redevelopment, of which $4,857 and $11,207, respectively, has been incurred as of June 30, 2017.

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
(16) SUBSEQUENT EVENTS
Subsequent to June 30, 2017, the Company:

•	closed on the acquisition of New Hyde Park Shopping Center, a 32,300 square foot multi-tenant retail property located in New Hyde Park, New York, for a gross purchase price of $22,075;

•
closed on the disposition of Boulevard Plaza, a 111,100 square foot multi-tenant retail operating property located in Pawtucket, Rhode Island, which was classified as held for sale as of June 30, 2017, for a sales price of $14,300 with an anticipated gain on sale;

•
closed on the disposition of Irmo Station, a 99,400 square foot multi-tenant retail operating property located in Irmo, South Carolina, which was classified as held for sale as of June 30, 2017, for a sales price of $16,027 with an anticipated gain on sale;

•
closed on the disposition of Hickory Ridge, a 380,600 square foot multi-tenant retail operating property located in Hickory, North Carolina, for a sales price of $44,020 with an anticipated gain on sale;

•
declared the cash dividend for the third quarter of 2017 for its 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on October 2, 2017 to preferred shareholders of record at the close of business on September 21, 2017; and

•
declared the cash dividend for the third quarter of 2017 of $0.165625 per share on its outstanding Class A common stock, which will be paid on October 10, 2017 to Class A common shareholders of record at the close of business on September 26, 2017.

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located shopping centers in the United States. As of June 30, 2017, we owned 132 retail operating properties representing 23,349,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of June 30, 2017:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Neighborhood and community centers	68	8,733	92.2%	92.8%
Power centers	43	10,080	94.6%	96.1%
Lifestyle centers and mixed-use properties	15	4,081	87.3%	88.8%
Total multi-tenant retail	126	22,894	92.4%	93.5%
Single-user retail	6	455	100.0%	100.0%
Total retail operating portfolio	132	23,349	92.5%	93.7%
Office	1	895	13.6%	46.1%
Total operating portfolio (b)	133	24,244	89.6%	91.9%

(a)	Includes leases signed but not commenced.

(b)	Excludes four multi-tenant retail operating properties classified as held for sale as of June 30, 2017.
In addition to our operating portfolio, as of June 30, 2017, we owned two properties where we have begun redevelopment activities.
We have undertaken a portfolio repositioning effort, the core objective of which is to become a dominant owner of multi-tenant retail properties in 10 to 15 target markets, owning 3,000,000 to 5,000,000 square feet in each market. To date, we have identified 10 target markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. Depending on whether favorable market conditions exist, among other factors, we expect to substantially complete our portfolio disposition efforts by the end of 2018.

Company Highlights — Six Months Ended June 30, 2017
Acquisitions
During the six months ended June 30, 2017, we continued to execute our investment strategy by acquiring one multi-tenant retail operating property, three additional phases, including the development rights for additional multi-family units, at an existing wholly-owned multi-tenant retail operating property and the fee interest in an existing wholly-owned multi-tenant retail operating property for a total purchase price of $99,821.
The following table summarizes our acquisitions during the six months ended June 30, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Boulevard at the Capital Centre – Fee Interest (a)	Washington, D.C.	Fee interest (a)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II (b)	Washington, D.C.	Additional phase of multi-tenant retail (b)	15,900	4,128
April 5, 2017	One Loudoun Downtown – Phase III (b)	Washington, D.C.	Additional phase of multi-tenant retail (b)	9,800	2,193
May 16, 2017	One Loudoun Downtown – Phase IV (b)	Washington, D.C.	Development rights (b)	—	3,500
				207,300	$99,821

(a)
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

(b)
We acquired three additional phases, including the development rights for an additional 123 multi-family units for a total of 408, at our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions. The remaining phases at One Loudoun Downtown, representing an aggregate gross purchase price of up to $25,700, are expected to close during the third quarter of 2017 as the seller completes construction on stand-alone buildings at the property.

Subsequent to June 30, 2017, we acquired New Hyde Park Shopping Center, a 32,300 square foot multi-tenant retail property located in the New York MSA, for a gross purchase price of $22,075. In total for 2017, we expect to spend approximately $375,000 to $475,000 on strategic acquisitions in our target markets and repurchases of our common stock. Some of these acquisitions may be structured as Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges).
Dispositions
During the six months ended June 30, 2017, we continued to pursue dispositions of select non-target and single-user properties. Consideration from dispositions totaled $414,765 and included the sales of 17 multi-tenant retail operating properties aggregating 2,225,000 square feet for total consideration of $367,178, a 131,900 square foot single-user parcel located at an existing multi-tenant retail operating property for consideration of $17,519 and six single-user retail properties aggregating 132,200 square feet for total consideration of $30,068.

The following table summarizes our dispositions during the six months ended June 30, 2017:

Date	Property Name	Property Type	Square Footage	Consideration
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500
February 21, 2017	Shoppes at Park West	Multi-tenant retail	63,900	15,383
March 7, 2017	CVS Pharmacy – Sylacauga, AL (a)	Single-user retail	10,100	3,700
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC	Single-user retail	13,800	4,297
March 15, 2017	Century III Plaza – Home Depot (b)	Single-user parcel	131,900	17,519
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750
March 24, 2017	Northwood Crossing (a)	Multi-tenant retail	160,000	22,850
April 4, 2017	University Town Center (a)	Multi-tenant retail	57,500	14,700
April 4, 2017	Edgemont Town Center (a)	Multi-tenant retail	77,700	19,025
April 4, 2017	Phenix Crossing (a)	Multi-tenant retail	56,600	12,400
April 27, 2017	Brown’s Lane	Multi-tenant retail	74,700	10,575
May 9, 2017	Rite Aid Store (Eckerd) – Greer, SC	Single-user retail	13,800	3,050
May 9, 2017	Evans Town Centre	Multi-tenant retail	75,700	11,825
May 25, 2017	Red Bug Village	Multi-tenant retail	26,200	8,100
May 26, 2017	Wilton Square	Multi-tenant retail	438,100	49,300
May 30, 2017	Town Square Plaza	Multi-tenant retail	215,600	28,600
May 31, 2017	Cuyahoga Falls Market Center	Multi-tenant retail	76,400	11,500
June 5, 2017	Plaza Santa Fe II	Multi-tenant retail	224,200	35,220
June 6, 2017	Rite Aid Store (Eckerd) – Columbia, SC	Single-user retail	13,400	3,250
June 16, 2017	Fox Creek Village	Multi-tenant retail	107,500	24,825
June 29, 2017	Cottage Plaza	Multi-tenant retail	85,500	23,050
June 29, 2017	Magnolia Square	Multi-tenant retail	116,000	16,000
June 29, 2017	Cinemark Seven Bridges	Single-user retail	70,200	15,271
June 29, 2017	Low Country Village I & II (a)	Multi-tenant retail	139,900	22,075
			2,489,100	$414,765

(a)
Disposition proceeds related to this property are temporarily restricted related to a potential 1031 Exchange. As of June 30, 2017, disposition proceeds totaling $93,561 are temporarily restricted and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
We disposed of the Home Depot parcel at Century III Plaza, an existing 284,100 square foot multi-tenant retail operating property. The remaining portion of Century III Plaza is classified as held for sale as of June 30, 2017.

During the six months ended June 30, 2017, we also received net proceeds of $1,636 from other transactions, including condemnation awards and receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds, net of closing costs and proceeds temporarily restricted related to potential 1031 Exchanges, from property dispositions and other transactions during the six months ended June 30, 2017 totaled $312,916.
Subsequent to June 30, 2017, we sold three multi-tenant retail operating properties aggregating 591,100 square feet for total consideration of $74,347. In total for 2017, we continue to expect targeted dispositions to be approximately $800,000 to $900,000, some of which may be structured as 1031 Exchanges.

Market Summary
As a result of our capital recycling efforts over the past several years, we increased the amount of annualized base rent (ABR) in our target markets to 71.7% of our total multi-tenant retail ABR, or 72.3% including amounts attributable to our active redevelopments. The following table summarizes our operating portfolio by market as of June 30, 2017:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Target Markets
Dallas, Texas	19	$80,210	21.2%	$21.96	3,927	17.2%	93.0%	94.4%
Washington, D.C. / Baltimore, Maryland	13	49,327	13.0%	22.32	2,643	11.5%	83.6%	84.7%
New York, New York	8	33,891	9.0%	27.79	1,260	5.5%	96.8%	97.8%
Chicago, Illinois	7	25,537	6.8%	22.98	1,257	5.5%	88.4%	91.8%
Seattle, Washington	8	20,149	5.3%	15.13	1,473	6.4%	90.4%	92.8%
Atlanta, Georgia	9	19,108	5.1%	13.20	1,513	6.6%	95.7%	95.7%
Houston, Texas	9	15,317	4.0%	14.18	1,141	5.0%	94.7%	94.9%
San Antonio, Texas	3	12,232	3.2%	17.14	723	3.2%	98.7%	100.0%
Phoenix, Arizona	3	10,114	2.7%	17.41	632	2.8%	91.9%	91.9%
Austin, Texas	4	5,253	1.4%	16.10	350	1.5%	93.2%	94.1%
Subtotal	83	271,138	71.7%	19.84	14,919	65.2%	91.6%	92.9%

Non-Target – Top 50 MSAs	19	44,154	11.7%	15.75	3,028	13.2%	92.6%	94.6%

Subtotal Target Markets and Top 50 MSAs	102	315,292	83.4%	19.14	17,947	78.4%	91.8%	93.2%

Non-Target – Other	24	62,697	16.6%	13.44	4,947	21.6%	94.3%	94.7%

Total Multi-Tenant Retail	126	377,989	100.0%	17.87	22,894	100.0%	92.4%	93.5%

Single-User Retail	6	10,669		23.45	455		100.0%	100.0%

Total Retail	132	388,658		18.00	23,349		92.5%	93.7%

Office	1	1,891		15.54	895		13.6%	46.1%

Total Operating Portfolio (b)	133	$390,549		$17.98	24,244		89.6%	91.9%

(a)
Excludes $7,501 of multi-tenant retail ABR and 816 square feet of multi-tenant retail GLA attributable to our two active redevelopments, which are located in the Washington, D.C./Baltimore MSA. Including these amounts, 72.3% of our multi-tenant retail ABR and 66.4% of our multi-tenant retail GLA is located in our target markets.

(b)	Excludes four multi-tenant retail operating properties classified as held for sale as of June 30, 2017.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the six months ended June 30, 2017. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a) (b)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	195	945	$20.45	$19.13	6.9%	4.7	$1.30
Comparable New Leases	18	116	$23.71	$18.87	25.6%	8.7	$42.90
Non-Comparable New and Renewal Leases (c)	48	202	$17.24	N/A	N/A	7.2	$31.41
Total	261	1,263	$20.80	$19.10	8.9%	5.5	$9.93

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Excluding the impact from one lease within our non-target portfolio, combined comparable re-leasing spreads were approximately 9.8% and comparable renewal re-leasing spreads were approximately 7.8% over previous rental rates for the six months ended June 30, 2017.

(c)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

Our leasing efforts in 2017 continue to be focused on (i) natural lease expirations, (ii) spaces previously occupied by bankrupt tenants, (iii) vacant small shop space and (iv) space within our redevelopment projects. Despite the retailer disruption we have been experiencing this year, we believe retail fundamentals remain strong. As we lease vacant space, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and ensure the right mix of operators and unique retailers at our properties.
We continue to focus on leasing the vacant space at our one remaining office property and have leased 413,000 square feet of the available 895,000 square feet as of June 30, 2017.
Capital Markets
During the six months ended June 30, 2017, we:

•
defeased the IW JV portfolio of mortgages payable, which had an outstanding principal balance of $379,435 and an interest rate of 7.50%, and incurred a defeasance premium and associated fees totaling $60,198;

•	received funding in the amount of $200,000 on a seven-year unsecured term loan;

•	entered into two agreements to swap a total of $200,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt to a fixed interest rate of 1.26% through November 22, 2018;

•	borrowed $96,000, net of repayments, on our unsecured revolving line of credit;

•	repaid $36,186 of mortgages payable and made scheduled principal payments of $2,385 related to amortizing loans; and

•
repurchased 6,024 shares of our common stock at an average price per share of $12.55 for a total of $75,697, resulting in $165,462 remaining available under our $250,000 common stock repurchase program.

Distributions
We declared quarterly distributions totaling $0.875 per share of preferred stock and quarterly distributions totaling $0.33125 per share of common stock during the six months ended June 30, 2017.

Results of Operations
Comparison of Results for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Change
Revenues
Rental income	$106,017	$115,194	$(9,177)
Tenant recovery income	29,524	29,654	(130)
Other property income	1,798	2,378	(580)
Total revenues	137,339	147,226	(9,887)

Expenses
Operating expenses	21,004	20,092	912
Real estate taxes	21,487	21,090	397
Depreciation and amortization	52,325	53,443	(1,118)
Provision for impairment of investment properties	13,034	4,142	8,892
General and administrative expenses	10,370	10,773	(403)
Total expenses	118,220	109,540	8,680

Operating income	19,119	37,686	(18,567)

Gain on extinguishment of other liabilities	—	6,978	(6,978)
Interest expense	(21,435)	(25,977)	4,542
Other income, net	451	302	149
(Loss) income from continuing operations	(1,865)	18,989	(20,854)
Gain on sales of investment properties	116,628	9,613	107,015
Net income	114,763	28,602	86,161
Preferred stock dividends	(2,363)	(2,363)	—
Net income attributable to common shareholders	$112,400	$26,239	$86,161
Net income attributable to common shareholders increased $86,161 from $26,239 for the three months ended June 30, 2016 to $112,400 for the three months ended June 30, 2017 primarily as a result of the following:

•
a $107,015 increase in gain on sales of investment properties related to the sales of 17 investment properties, representing approximately 1,869,000 square feet of GLA, during the three months ended June 30, 2017 compared to the sales of eight investment properties and one outparcel, representing approximately 134,100 square feet of GLA, during the three months ended June 30, 2016; and

•	a $4,542 decrease in interest expense primarily consisting of:

•	a $10,836 decrease in interest on mortgages payable due to a reduction in mortgage debt;
partially offset by

•	a $2,261 increase in prepayment penalties;

•
a $2,080 increase in interest from our 4.08% senior unsecured notes due 2026 and our 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), which were issued in September and December 2016, respectively; and

•	a $1,498 increase in interest on our Term Loan Due 2023, which funded in January 2017;
partially offset by

•
a $9,177 decrease in rental income primarily consisting of a $9,368 decrease in base rent, which resulted from the operating properties sold during 2016 and 2017 or classified as held for sale as of June 30, 2017, along with our one remaining office property and our redevelopment properties, partially offset by an increase from the operating properties acquired during 2016 and 2017 and growth from our same store portfolio;

•
an $8,892 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $13,034 and $4,142 for the three months ended June 30, 2017 and 2016, respectively; and

•
a $6,978 gain on extinguishment of other liabilities recognized during the three months ended June 30, 2016 related to the acquisition of the fee interest in Ashland & Roosevelt, one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of the straight-line ground rent liability associated with the ground lease. No such gain was recorded during the three months ended June 30, 2017.

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
Same store portfolio
For the three and six months ended June 30, 2017, our same store portfolio consisted of 123 retail operating properties acquired or placed in service and stabilized prior to January 1, 2016. The number of properties in our same store portfolio decreased to 123 as of June 30, 2017 from 140 as of March 31, 2017 as a result of the following:

•	the removal of 14 same store investment properties sold during the three months ended June 30, 2017; and

•
the removal of three same store investment properties classified as held for sale as of June 30, 2017. Century III Plaza, which is also classified as held for sale as of June 30, 2017, did not impact the number of same store properties as it was classified as held for sale as of March 31, 2017.

The sales of University Town Center, Edgemont Town Center and Phenix Crossing on April 4, 2017 did not impact the number of same store properties as they were classified as held for sale as of March 31, 2017.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired after December 31, 2015;

•	our one remaining office property;

•	three properties where we have begun redevelopment and/or activities in anticipation of future redevelopment;

•	properties that were sold or held for sale in 2016 and 2017;

•	the net income from our wholly-owned captive insurance company; and

•
the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest on April 29, 2016.

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
Net income attributable to common shareholders	$112,400	$26,239	$86,161
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	2,363	2,363	—
Gain on sales of investment properties	(116,628)	(9,613)	(107,015)
Depreciation and amortization	52,325	53,443	(1,118)
Provision for impairment of investment properties	13,034	4,142	8,892
General and administrative expenses	10,370	10,773	(403)
Gain on extinguishment of other liabilities	—	(6,978)	6,978
Interest expense	21,435	25,977	(4,542)
Straight-line rental income, net	(919)	(800)	(119)
Amortization of acquired above and below market lease intangibles, net	(549)	(395)	(154)
Amortization of lease inducements	259	321	(62)
Lease termination fees	(510)	(1,027)	517
Straight-line ground rent expense	677	764	(87)
Amortization of acquired ground lease intangibles	(140)	(140)	—
Other income, net	(451)	(302)	(149)
NOI	93,666	104,767	(11,101)
NOI from Other Investment Properties	(12,455)	(24,990)	12,535
Same Store NOI	$81,211	$79,777	$1,434

	Three Months Ended June 30,
	2017	2016	Change
Same Store NOI:
Base rent	$88,041	$86,806	$1,235
Percentage and specialty rent	490	802	(312)
Tenant recovery income	24,562	23,992	570
Other property operating income	874	809	65
	113,967	112,409	1,558

Property operating expenses	15,229	15,319	(90)
Bad debt expense	(29)	90	(119)
Real estate taxes	17,556	17,223	333
	32,756	32,632	124

Same Store NOI	$81,211	$79,777	$1,434
Same Store NOI increased $1,434, or 1.8%, primarily due to the following:

•
base rent and percentage and specialty rent increased by a net of $923 primarily due to an increase of $672 from contractual rent changes and $571 from re-leasing spreads, partially offset by a decrease of $312 from percentage and specialty rent;

•	property operating expenses and real estate taxes, net of tenant recovery income, decreased $327 primarily due to a positive impact from the common area maintenance reconciliation process; and

•	bad debt expense decreased $119.

Comparison of Results for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Change
Revenues
Rental income	$215,991	$230,454	$(14,463)
Tenant recovery income	60,310	60,010	300
Other property income	4,731	5,401	(670)
Total revenues	281,032	295,865	(14,833)

Expenses
Operating expenses	42,868	43,153	(285)
Real estate taxes	43,366	41,029	2,337
Depreciation and amortization	105,799	106,839	(1,040)
Provision for impairment of investment properties	13,034	6,306	6,728
General and administrative expenses	21,583	22,179	(596)
Total expenses	226,650	219,506	7,144

Operating income	54,382	76,359	(21,977)

Gain on extinguishment of debt	—	13,653	(13,653)
Gain on extinguishment of other liabilities	—	6,978	(6,978)
Interest expense	(106,967)	(52,741)	(54,226)
Other income, net	456	427	29
(Loss) income from continuing operations	(52,129)	44,676	(96,805)
Gain on sales of investment properties	157,792	31,352	126,440
Net income	105,663	76,028	29,635
Preferred stock dividends	(4,725)	(4,725)	—
Net income attributable to common shareholders	$100,938	$71,303	$29,635
Net income attributable to common shareholders increased $29,635 from $71,303 for the six months ended June 30, 2016 to $100,938 for the six months ended June 30, 2017 primarily as a result of the following:

•
a $126,440 increase in gain on sales of investment properties related to the sales of 23 investment properties and a single-user parcel located at an existing multi-tenant retail operating property, representing approximately 2,489,100 square feet of GLA, during the six months ended June 30, 2017 compared to the sales of 16 investment properties and one outparcel, representing approximately 1,130,300 square feet of GLA, during the six months ended June 30, 2016;

partially offset by

•	a $54,226 increase in interest expense primarily consisting of:

•
a $64,515 increase in prepayment penalties and defeasance premiums and a $3,343 increase in capitalized loan fee write-offs primarily related to the defeasance of the IW JV portfolio of mortgages payable during the six months ended June 30, 2017, which resulted in a defeasance premium and associated fees totaling $60,198 and the write-off of $4,003 of capitalized loan fees;

•
a $4,160 increase in interest from our 4.08% senior unsecured notes due 2026 and our 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), which were issued in September and December 2016, respectively; and

•	a $2,946 increase in interest on our Term Loan Due 2023, which funded in January 2017;
partially offset by

•	a $22,033 decrease in interest on mortgages payable due to a reduction in mortgage debt;

•
a $14,463 decrease in rental income primarily consisting of a $14,335 decrease in base rent, which resulted from the operating properties sold during 2016 and 2017 or classified as held for sale as of June 30, 2017, along with our one remaining office property and our redevelopment properties, partially offset by an increase from the operating properties acquired during 2016 and 2017 and growth from our same store portfolio;

•
a $13,653 gain on extinguishment of debt recognized during the six months ended June 30, 2016 associated with the disposition of The Gateway through a lender-directed sale in full satisfaction of our mortgage obligation. No such gain was recorded during the six months ended June 30, 2017;

•
a $6,978 gain on extinguishment of other liabilities recognized during the six months ended June 30, 2016 related to the acquisition of the fee interest in Ashland & Roosevelt, one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of the straight-line ground rent liability associated with the ground lease. No such gain was recorded during the six months ended June 30, 2017; and

•
a $6,728 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $13,034 and $6,306 for the six months ended June 30, 2017 and 2016, respectively.

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
Net income attributable to common shareholders	$100,938	$71,303	$29,635
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	4,725	4,725	—
Gain on sales of investment properties	(157,792)	(31,352)	(126,440)
Depreciation and amortization	105,799	106,839	(1,040)
Provision for impairment of investment properties	13,034	6,306	6,728
General and administrative expenses	21,583	22,179	(596)
Gain on extinguishment of debt	—	(13,653)	13,653
Gain on extinguishment of other liabilities	—	(6,978)	6,978
Interest expense	106,967	52,741	54,226
Straight-line rental income, net	(1,260)	(1,828)	568
Amortization of acquired above and below market lease intangibles, net	(1,280)	(971)	(309)
Amortization of lease inducements	582	552	30
Lease termination fees	(2,122)	(2,685)	563
Straight-line ground rent expense	1,363	1,680	(317)
Amortization of acquired ground lease intangibles	(280)	(280)	—
Other income, net	(456)	(427)	(29)
NOI	191,801	208,151	(16,350)
NOI from Other Investment Properties	(28,948)	(48,404)	19,456
Same Store NOI	$162,853	$159,747	$3,106

	Six Months Ended June 30,
	2017	2016	Change
Same Store NOI:
Base rent	$175,787	$173,126	$2,661
Percentage and specialty rent	1,890	2,134	(244)
Tenant recovery income	49,926	48,738	1,188
Other property operating income	1,773	1,622	151
	229,376	225,620	3,756

Property operating expenses	30,975	31,908	(933)
Bad debt expense	531	442	89
Real estate taxes	35,017	33,523	1,494
	66,523	65,873	650

Same Store NOI	$162,853	$159,747	$3,106

Same Store NOI increased $3,106, or 1.9%, primarily due to the following:

•
base rent and percentage and specialty rent increased by a net of $2,417 primarily due to an increase of $1,353 from contractual rent changes and $1,156 from re-leasing spreads, partially offset by a decrease of $244 from percentage and specialty rent; and

•
property operating expenses and real estate taxes, net of tenant recovery income, decreased $627 primarily due to a positive impact from the common area maintenance reconciliation process in addition to decreases in certain non-recoverable and net recoverable property operating expenses, partially offset by increases in net real estate taxes resulting from higher real estate tax assessments.

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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$112,400	$26,239	$100,938	$71,303
Depreciation and amortization of depreciable real estate	51,911	53,100	104,990	106,194
Provision for impairment of investment properties	13,034	4,142	13,034	4,142
Gain on sales of depreciable investment properties	(116,628)	(9,613)	(157,792)	(31,352)
FFO attributable to common shareholders	$60,717	$73,868	$61,170	$150,287

FFO attributable to common shareholders per common share outstanding	$0.26	$0.31	$0.26	$0.64

FFO attributable to common shareholders	$60,717	$73,868	$61,170	$150,287
Impact on earnings from the early extinguishment of debt, net	2,312	4	68,669	(12,842)
Provision for hedge ineffectiveness	5	3	11	3
Provision for impairment of non-depreciable investment property	—	—	—	2,164
Gain on extinguishment of other liabilities	—	(6,978)	—	(6,978)
Other (a)	(149)	(184)	(19)	(184)
Operating FFO attributable to common shareholders	$62,885	$66,713	$129,831	$132,450

Operating FFO attributable to common shareholders per common share outstanding	$0.27	$0.28	$0.55	$0.56

(a)
Primarily consists of the impact on earnings from actual or anticipated settlement of litigation involving the Company, including associated legal costs, which are included in “Other income, net” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

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
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, increased liquidity and higher unencumbered asset ratio. Debt maturities have been funded primarily through asset dispositions and capital markets transactions, including public offerings of our common stock and preferred stock and private and public offerings of senior unsecured notes. As of June 30, 2017, we had $27,157 of debt scheduled to mature through the end of 2017, comprised of $24,796 related to a mortgage payable maturing in 2017 and $2,361 of principal amortization related to longer-dated maturities, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of June 30, 2017:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$355,389	5.22%	Various	4.9 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	4.0 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	7.0 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	7.7 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	9.3 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	11.5 years
Total unsecured notes payable (a)	700,000	4.19%		7.8 years

Unsecured credit facility:
Term loan – fixed rate (b)	250,000	1.97%	January 5, 2021	3.5 years
Term loan – variable rate (c)	200,000	2.61%	May 11, 2018 (c)	0.9 years
Revolving line of credit – variable rate (c)	182,000	2.58%	January 5, 2020 (c)	2.5 years
Total unsecured credit facility (a)	632,000	2.35%		2.4 years

Term Loan Due 2023 – fixed rate (a) (d)	200,000	2.96%	November 22, 2023	6.4 years

Total consolidated indebtedness	$1,887,389	3.64%		5.3 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $1,223, discount of $(601) and capitalized loan fees of $(772), net of accumulated amortization, as of June 30, 2017. Unsecured notes payable excludes discount of $(912) and capitalized loan fees of $(3,647), net of accumulated amortization, as of June 30, 2017. Term loans exclude capitalized loan fees of $(3,446), net of accumulated amortization, as of June 30, 2017. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a weighted average fixed rate of 0.67% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of June 30, 2017.

(c)
We have two one year extension options on the term loan due 2018 and two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% for the term loan and 0.075% of the commitment amount being extended for the revolving line of credit.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of June 30, 2017.

Mortgages Payable
During the six months ended June 30, 2017, we repaid or defeased mortgages payable in the total amount of $415,621, which had a weighted average fixed interest rate of 7.24%, and made scheduled principal payments of $2,385 related to amortizing loans. Included within the total repayments and defeasances for the six months ended June 30, 2017 is the defeasance of a portfolio of mortgages payable with a principal balance of $379,435 as of December 31, 2016 and an interest rate of 7.50% that was cross-collateralized by 45 properties and scheduled to mature in 2019 (known as the IW JV portfolio of mortgages payable). We incurred a defeasance premium and associated fees totaling $60,198 in connection with this transaction, which are included within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.
Unsecured Notes Payable
Notes Due 2026 and 2028
On September 30, 2016, we issued $100,000 of 4.08% senior unsecured notes due 2026 in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on September 30, 2016. Pursuant to the same note purchase agreement, on December 28, 2016, we also issued $100,000 of 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028). The proceeds were used to pay down our unsecured revolving line of credit, early repay certain longer-dated mortgages payable and for general corporate purposes.
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

The note purchase agreement governing the Notes Due 2021 and 2024 contains customary covenants and events of default. Pursuant to the terms of the note purchase agreement, we are subject to various financial covenants, some of which are based upon the financial covenants in effect in our unsecured credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of June 30, 2017, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On January 6, 2016, we entered into our fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a $200,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. We received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. As of June 30, 2017, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary covenants and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of June 30, 2017, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
As of June 30, 2017, we had letter(s) of credit outstanding totaling $13,159 which serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of June 30, 2017, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Term Loan Agreement contains customary covenants and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of June 30, 2017, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of June 30, 2017 for the remainder of 2017, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of June 30, 2017. The table does not reflect the impact of any debt activity that occurred after June 30, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$27,157	$5,065	$65,352	$3,923	$22,820	$231,072	$355,389	$373,975
Fixed rate term loans (b)	—	—	—	—	250,000	200,000	450,000	450,000
Unsecured notes payable (c)	—	—	—	—	100,000	600,000	700,000	692,274
Total fixed rate debt	27,157	5,065	65,352	3,923	372,820	1,031,072	1,505,389	1,516,249

Variable rate debt:
Variable rate term loan and revolving line of credit	—	200,000	—	182,000	—	—	382,000	382,504
Total debt (d)	$27,157	$205,065	$65,352	$185,923	$372,820	$1,031,072	$1,887,389	$1,898,753

Weighted average interest rate on debt:
Fixed rate debt	4.18%	5.49%	7.45%	4.62%	2.73%	4.08%	3.90%
Variable rate debt (e)	—	2.61%	—	2.58%	—	—	2.59%
Total	4.18%	2.68%	7.45%	2.62%	2.73%	4.08%	3.64%

(a)	Excludes mortgage premium of $1,223 and discount of $(601), net of accumulated amortization, as of June 30, 2017.

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

(c)	Excludes discount of $(912), net of accumulated amortization, as of June 30, 2017.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.3 years as of June 30, 2017. Total debt excludes capitalized loan fees of $(7,865), net of accumulated amortization, as of June 30, 2017, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of June 30, 2017.
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
In December 2015, we entered into an at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our unsecured revolving line of credit. We did not sell any shares under our ATM equity program during the six months ended June 30, 2017. As of June 30, 2017, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. During the three and six months ended June 30, 2017, we repurchased 6,024 shares at an average price per share of $12.55 for a total of $75,697. As of June 30, 2017, $165,462 remained available under the repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements, including expansions and pad developments, at our operating properties and our one remaining office property in 2017 can be met with cash flows from operations, asset dispositions and working capital.
We began redevelopment activities at Reisterstown Road Plaza and Towson Circle in 2016 and have one active pad development. We have invested a total of approximately $16,600 in these projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate that to complete these projects, it will require an additional $27,800 to $30,800, net of proceeds from land sales, reimbursement from third parties and contributions from a project partner, as applicable. We anticipate funding the redevelopments, expansions and pad developments with cash flows from operations, asset dispositions, working capital and proceeds from our unsecured revolving line of credit.
Dispositions
We continue to execute our portfolio repositioning strategy of disposing of select non-target and single-user properties. The following table highlights our property dispositions during 2016 and the six months ended June 30, 2017:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2017 Dispositions (through June 30, 2017)	24	2,489,100	$414,765	$311,280	$—	(c)
2016 Dispositions	46	3,013,900	$540,362	$448,216	$94,353	(c) (d)

(a)
2017 dispositions include the disposition of CVS Pharmacy – Sylacauga and the Home Depot parcel at Century III Plaza, both of which were classified as held for sale as of December 31, 2016. 2016 dispositions include the disposition of one development property, which was not under active development.

(b)
Represents total consideration net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges. 2017 dispositions exclude proceeds of $93,561 which are temporarily restricted related to potential 1031 Exchanges.

(c)
Excludes $101,482 and $10,695 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the six months ended June 30, 2017 and year ended December 31, 2016, respectively.

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

In addition to the transactions presented in the preceding table, during the six months ended June 30, 2017, we received escrow funds related to a 2016 property disposition and a condemnation award, which resulted in net proceeds totaling $1,636. During the year ended December 31, 2016, we also received proceeds of $2,549 from the sale of a single-user outparcel.
Acquisitions
We continue to execute our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2016 and the six months ended June 30, 2017:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2017 Acquisitions (through June 30, 2017) (a)	5	207,300	$99,821	$—
2016 Acquisitions (b)	9	1,102,300	$408,308	$15,971

(a)
2017 acquisitions include the purchase of the following: 1) the fee interest in our Boulevard at the Capital Centre multi-tenant retail operating property that was previously subject to a ground lease with a third party and 2) three additional phases, including the development rights for additional multi-family units, at our One Loudoun Downtown multi-tenant retail operating property that is being acquired in phases as the seller completes construction on stand-alone buildings at the property. The total number of properties in our portfolio was not affected by these transactions.

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

Summary of Cash Flows

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$126,177	$126,774	$(597)
Net cash provided by (used in) investing activities	190,903	(249,099)	440,002
Net cash (used in) provided by financing activities	(342,196)	100,689	(442,885)
Decrease in cash and cash equivalents	(25,116)	(21,636)	(3,480)
Cash and cash equivalents, at beginning of period	53,119	51,424
Cash and cash equivalents, at end of period	$28,003	$29,788
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, and (iv) gains on extinguishment of debt and other liabilities. Net cash provided by operating activities during the six months ended June 30, 2017 decreased $597 primarily due to the following:

•
a $16,350 decrease in NOI, consisting of a decrease in NOI from properties that were sold or held for sale in 2016 and 2017 and other properties not included in our same store portfolio of $19,456, partially offset by an increase in Same Store NOI of $3,106; and

•	a $3,790 increase in cash paid for leasing fees and inducements;
partially offset by

•	a $5,678 decrease in cash paid for interest;

•	a $758 decrease in cash bonuses paid; and

•	ordinary course fluctuations in working capital accounts.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, in addition to changes in restricted escrows. Net cash flows from investing activities during the six months ended June 30, 2017 increased $440,002 primarily due to the following:

•	a $271,885 increase in proceeds from the sales of investment properties;

•	a $162,443 decrease in cash paid to purchase investment properties; and

•	a $15,893 net change in restricted escrow activity;
partially offset by

•	an $8,612 increase in investment in developments in progress; and

•	a $1,413 increase in capital expenditures and tenant improvements.
We will continue to execute our investment strategy by pursuing targeted dispositions. The majority of the proceeds from disposition activity in 2017 is expected to be used to acquire high quality, multi-tenant retail assets within our target markets, fund redevelopment, expansion and pad development activities, repay debt, repurchase our common stock or potentially redeem our preferred stock. In addition, tenant improvement costs associated with re-leasing vacant space may continue to be significant.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our unsecured revolving line of credit and the issuance of debt instruments, partially offset by distribution payments, repayments of our unsecured revolving line of credit, principal payments on mortgages payable and the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable. Net cash flows from financing activities during the six months ended June 30, 2017 decreased $442,885 primarily due to the following:

•	the $439,403 purchase of U.S. Treasury securities in connection with defeasance of the IW JV portfolio of mortgages payable during the six months ended June 30, 2017;

•	a $109,000 decrease in net proceeds from our unsecured revolving line of credit;

•	$75,697 paid in 2017 to repurchase common shares through our share repurchase program; and

•	a $25,892 increase in principal payments on mortgages payable;
partially offset by

•	$200,000 of proceeds from the Term Loan Due 2023, which funded in January 2017; and

•	a $6,033 decrease in the payment of loan fees and deposits.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the six months ended June 30, 2017, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies and Estimates
Our 2016 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and unconsolidated joint ventures, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the six months ended June 30, 2017, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to June 30, 2017, we:

•	closed on the acquisition of New Hyde Park Shopping Center, a 32,300 square foot multi-tenant retail property located in New Hyde Park, New York, for a gross purchase price of $22,075;

•
closed on the disposition of Boulevard Plaza, a 111,100 square foot multi-tenant retail operating property located in Pawtucket, Rhode Island, which was classified as held for sale as of June 30, 2017, for a sales price of $14,300 with an anticipated gain on sale;

•
closed on the disposition of Irmo Station, a 99,400 square foot multi-tenant retail operating property located in Irmo, South Carolina, which was classified as held for sale as of June 30, 2017, for a sales price of $16,027 with an anticipated gain on sale;

•
closed on the disposition of Hickory Ridge, a 380,600 square foot multi-tenant retail operating property located in Hickory, North Carolina, for a sales price of $44,020 with an anticipated gain on sale;

•
declared the cash dividend for the third quarter of 2017 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on October 2, 2017 to preferred shareholders of record at the close of business on September 21, 2017; and

•
declared the cash dividend for the third quarter of 2017 of $0.165625 per share on our outstanding Class A common stock, which will be paid on October 10, 2017 to Class A common shareholders of record at the close of business on September 26, 2017.

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
As of June 30, 2017, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of June 30, 2017 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Asset
Fixed rate portion of Unsecured Credit Facility	$250,000	December 31, 2017	$742
Term Loan Due 2023	200,000	November 22, 2018	477
	$450,000		$1,219
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of June 30, 2017 for the remainder of 2017, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical decrease in our derivative asset of approximately $3,649.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $19,519 lower than the fair value as of June 30, 2017.
We had $382,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.59% as of June 30, 2017. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of June 30, 2017, interest expense would increase by approximately $3,820 on an annualized basis.
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
Based on management’s evaluation as of June 30, 2017, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended June 30, 2017 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchases during the quarter ended June 30, 2017, including, where applicable, shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted shares, and amounts outstanding under our common stock repurchase program.

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
April 1, 2017 to April 30, 2017	—	$—	—	$241,159
May 1, 2017 to May 31, 2017	3,686	$12.83	3,686	$193,791
June 1, 2017 to June 30, 2017	2,338	$12.10	2,338	$165,462
Total	6,024	$12.55	6,024	$165,462

(a)	As disclosed on the Form 8-K dated December 15, 2015, represents the amount outstanding under our $250,000 common stock repurchase program, which has no scheduled expiration date.
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

3.3	Amendment No. 2 to the Sixth Amended and Restated Bylaws of the Registrant, dated May 25, 2017 (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the Three-Month Periods and Six-Month Periods Ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Equity for the Six-Month Periods Ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer
Date:	August 2, 2017

By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	August 2, 2017

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date:	August 2, 2017