Form 10-Q
period 2017-09-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2017-11-01
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of October 27, 2017:
Class A common stock:    227,100,049 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	September 30, 2017	December 31, 2016
Assets
Investment properties:
Land	$1,090,790	$1,191,403
Building and other improvements	3,773,266	4,284,664
Developments in progress	31,083	23,439
	4,895,139	5,499,506
Less accumulated depreciation	(1,250,619)	(1,443,333)
Net investment properties	3,644,520	4,056,173
Cash and cash equivalents	29,652	53,119
Accounts and notes receivable (net of allowances of $6,421 and $6,886, respectively)	72,496	78,941
Acquired lease intangible assets, net	126,487	142,015
Assets associated with investment properties held for sale	64,673	30,827
Other assets, net	131,265	91,898
Total assets	$4,069,093	$4,452,973

Liabilities and Equity
Liabilities:
Mortgages payable, net	$288,100	$769,184
Unsecured notes payable, net	695,595	695,143
Unsecured term loans, net	546,914	447,598
Unsecured revolving line of credit	187,000	86,000
Accounts payable and accrued expenses	74,105	83,085
Distributions payable	40,145	39,222
Acquired lease intangible liabilities, net	101,045	105,290
Liabilities associated with investment properties held for sale, net	9,056	864
Other liabilities	78,195	74,501
Total liabilities	2,020,155	2,300,887

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of September 30, 2017 and December 31, 2016; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 227,496 and 236,770 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	227	237
Additional paid-in capital	4,804,679	4,927,155
Accumulated distributions in excess of earnings	(2,756,859)	(2,776,033)
Accumulated other comprehensive income	886	722
Total equity	2,048,938	2,152,086
Total liabilities and equity	$4,069,093	$4,452,973

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$100,977	$113,627	$316,968	$344,081
Tenant recovery income	28,024	29,130	88,334	89,140
Other property income	1,518	1,769	6,249	7,170
Total revenues	130,519	144,526	411,551	440,391

Expenses
Operating expenses	19,572	20,285	62,440	63,438
Real estate taxes	21,863	19,937	65,229	60,966
Depreciation and amortization	51,469	56,763	157,268	163,602
Provision for impairment of investment properties	45,822	4,742	58,856	11,048
General and administrative expenses	7,785	11,110	29,368	33,289
Total expenses	146,511	112,837	373,161	332,343

Operating (loss) income	(15,992)	31,689	38,390	108,048

Gain on extinguishment of debt	—	—	—	13,653
Gain on extinguishment of other liabilities	—	—	—	6,978
Interest expense	(21,110)	(25,602)	(128,077)	(78,343)
Other (expense) income, net	(76)	22	380	449
(Loss) income from continuing operations	(37,178)	6,109	(89,307)	50,785
Gain on sales of investment properties	73,082	66,385	230,874	97,737
Net income	35,904	72,494	141,567	148,522
Preferred stock dividends	(2,362)	(2,362)	(7,087)	(7,087)
Net income attributable to common shareholders	$33,542	$70,132	$134,480	$141,435

Earnings per common share – basic
Net income per common share attributable to common shareholders	$0.15	$0.30	$0.58	$0.60
Earnings per common share – diluted
Net income per common share attributable to common shareholders	$0.15	$0.30	$0.57	$0.60

Net income	$35,904	$72,494	$141,567	$148,522
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 9)	(323)	666	164	189
Comprehensive income attributable to the Company	$35,581	$73,160	$141,731	$148,711

Weighted average number of common shares outstanding – basic	229,508	236,783	233,348	236,692

Weighted average number of common shares outstanding – diluted	230,104	237,108	233,949	236,983

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	5,400	$5	237,267	$237	$4,931,395	$(2,776,215)	$(85)	$2,155,337
Cumulative effect of accounting change	—	—	—	—	17	(17)	—	—
Net income	—	—	—	—	—	148,522	—	148,522
Other comprehensive income	—	—	—	—	—	—	189	189
Distributions declared to preferred shareholders ($1.3125 per share)	—	—	—	—	—	(7,087)	—	(7,087)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	(117,946)	—	(117,946)
Issuance of common stock, net of offering costs	—	—	—	—	(100)	—	—	(100)
Issuance of restricted shares	—	—	269	—	—	—	—	—
Exercise of stock options	—	—	2	—	23	—	—	23
Stock-based compensation expense, net of forfeitures	—	—	(10)	—	5,296	—	—	5,296
Shares withheld for employee taxes	—	—	(152)	—	(2,250)	—	—	(2,250)
Balance as of September 30, 2016	5,400	$5	237,376	$237	$4,934,381	$(2,752,743)	$104	$2,181,984

Balance as of January 1, 2017	5,400	$5	236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086
Net income	—	—	—	—	—	141,567	—	141,567
Other comprehensive income	—	—	—	—	—	—	164	164
Distributions declared to preferred shareholders ($1.3125 per share)	—	—	—	—	—	(7,087)	—	(7,087)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	(115,306)	—	(115,306)
Shares repurchased through share repurchase program	—	—	(9,433)	(10)	(125,579)	—	—	(125,589)
Issuance of restricted shares	—	—	285	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(34)	—	4,483	—	—	4,483
Shares withheld for employee taxes	—	—	(92)	—	(1,380)	—	—	(1,380)
Balance as of September 30, 2017	5,400	$5	227,496	$227	$4,804,679	$(2,756,859)	$886	$2,048,938

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$141,567	$148,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,268	163,602
Provision for impairment of investment properties	58,856	11,048
Gain on sales of investment properties	(230,874)	(97,737)
Gain on extinguishment of debt	—	(13,653)
Gain on extinguishment of other liabilities	—	(6,978)
Amortization of loan fees and debt premium and discount, net	6,748	4,372
Amortization of stock-based compensation	4,483	5,296
Premium paid in connection with defeasance of mortgages payable	59,968	—
Payment of leasing fees and inducements	(13,540)	(7,730)
Changes in accounts receivable, net	851	(1,109)
Changes in accounts payable and accrued expenses, net	(5,433)	803
Changes in other operating assets and liabilities, net	3,236	(637)
Other, net	(1,452)	(791)
Net cash provided by operating activities	181,678	205,008

Cash flows from investing activities:
Changes in restricted escrows, net	20,914	(5,904)
Purchase of investment properties	(146,710)	(266,377)
Capital expenditures and tenant improvements	(52,565)	(43,207)
Proceeds from sales of investment properties	564,069	307,355
Investment in developments in progress	(11,160)	(315)
Other, net	—	194
Net cash provided by (used in) investing activities	374,548	(8,254)

Cash flows from financing activities:
Principal payments on mortgages payable	(98,028)	(45,244)
Proceeds from unsecured notes payable	—	100,000
Proceeds from unsecured term loans	200,000	—
Repayments of unsecured term loans	(100,000)	—
Proceeds from unsecured revolving line of credit	664,000	390,000
Repayments of unsecured revolving line of credit	(563,000)	(490,000)
Payment of loan fees and deposits	(10)	(6,386)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	(439,403)	—
Distributions paid	(121,470)	(125,015)
Shares repurchased through share repurchase program	(120,402)	—
Other, net	(1,380)	(2,462)
Net cash used in financing activities	(579,693)	(179,107)

Net (decrease) increase in cash and cash equivalents	(23,467)	17,647
Cash and cash equivalents, at beginning of period	53,119	51,424
Cash and cash equivalents, at end of period	$29,652	$69,071
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$61,360	$73,603
Distributions payable	$40,145	$39,315
Accrued share repurchase through share repurchase program	$5,187	$—
Accrued capital expenditures and tenant improvements	$5,601	$7,740
Accrued leasing fees and inducements	$493	$913
Accrued redevelopment costs	$1,300	$—
Amounts reclassified to developments in progress	$—	$2,467
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$439,403	$—
Defeasance of mortgages payable	$379,435	$—

Purchase of investment properties (after credits at closing):
Net investment properties	$(147,234)	$(261,657)
Accounts receivable, acquired lease intangibles and other assets	(11,366)	(25,049)
Accounts payable, acquired lease intangibles and other liabilities	9,366	5,013
Deferred gain	2,524	—
Mortgages payable assumed, net	—	15,316
	$(146,710)	$(266,377)

Proceeds from sales of investment properties:
Net investment properties	$395,282	$282,661
Accounts receivable, acquired lease intangibles and other assets	13,801	15,306
Accounts payable, acquired lease intangibles and other liabilities	(9,316)	(9,149)
Deferred gain	(1,486)	1,500
Mortgage debt forgiven or assumed	—	(94,353)
Gain on extinguishment of debt	—	13,653
Gain on sales of investment properties	230,874	97,737
Proceeds temporarily restricted related to potential Internal Revenue Code Section 1031 tax-deferred exchanges	(65,086)	—
	$564,069	$307,355

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
The Company’s property ownership as of September 30, 2017 is summarized below:

Wholly-owned
Retail operating properties (a)	120
Office properties	1
Total operating properties	121

Redevelopment properties	2

(a)	Excludes six wholly-owned operating properties classified as held for sale as of September 30, 2017.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2016 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2017.
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
In March 2017, the Securities and Exchange Commission issued a final rule, Exhibit Hyperlinks and HTML Format, which is effective September 1, 2017. The final rule requires registrants that file registration statements and reports subject to the exhibit requirements under Item 601 of Regulation S-K, or that file Forms F-10 or 20-F, to include a hyperlink to each exhibit listed in the exhibit index of these filings. To enable the inclusion of such hyperlinks, registrants are required to submit all such filings in HyperText Markup Language (HTML) format. The Company has added hyperlinks to its exhibit index starting with this Form 10-Q for the quarter ended September 30, 2017.
Recently Issued Accounting Pronouncements
In May 2014 with subsequent updates issued in August 2015 and March, April, May and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new guidance is effective January 1, 2018, with early adoption permitted, and will replace existing revenue recognition standards. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The sale of investment property and any non-lease components, including common area maintenance reimbursements, contained within lease agreements will be required to follow the new guidance; however, lease components of lease contracts will be subject to the Leases guidance described below. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While the Company anticipates additional disclosure, it does not expect the adoption of this pronouncement on January 1, 2018 will have a material effect on its condensed consolidated financial statements as it believes the majority of its revenue falls outside of the scope of this guidance; however, it will continue to evaluate this assessment until the guidance becomes effective. The Company expects to adopt this guidance on a modified retrospective basis applying the guidance to the sales of investment properties upon adoption and applying it to any non-lease components contained within new and modified lease agreements beginning January 1, 2019 with the adoption of the new Leases guidance.
In February 2017, the FASB issued ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance is required to be adopted concurrently with the amendments in ASU 2014-09, Revenue from Contracts with Customers. The new pronouncement, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The pronouncement requires either a retrospective or a modified retrospective method of adoption. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective. The Company expects to adopt this guidance on a modified retrospective basis.
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
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Upon adoption, the Company will recognize a lease liability and an ROU asset for operating leases where it is the lessee, such as ground leases and office leases. The Company is in the process of evaluating the inputs required to calculate the amounts that will be recorded on its balance sheet for each lease. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting for lease components will be largely unchanged from existing GAAP; however, upon adoption of the Leases guidance, non-lease components of new or modified leases, including common area maintenance reimbursements, will be accounted for under the Revenue from Contracts with Customers guidance described above. The Company anticipates that it will be required to bifurcate certain lease revenues between lease and non-lease components. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. The pronouncement requires a modified retrospective method of adoption and allows some optional practical expedients. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging. This new guidance is effective January 1, 2019, with early adoption permitted, and amends the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in an entity’s financial statements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and entities will be required to present the earnings effect of the hedging instrument in the same income statement line item in which they report the earnings effect of the hedged item. In addition, entities may perform the initial quantitative assessment of hedge effectiveness at any time after hedge designation, but no later than the first quarterly effectiveness testing date, and subsequent assessments of hedge effectiveness may be performed qualitatively unless facts and circumstances change. Disclosure requirements will be modified to include a tabular disclosure related to the effect of hedging instruments on the income statement and eliminate the requirement to disclose the ineffective portion of the change in fair value of such instruments. As of September 30, 2017, the Company had interest rate swaps that were designated as cash flow hedges of interest rate risk that expire prior to the effective date. Based upon its current hedges, the Company does not expect that the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
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
(3) ACQUISITIONS
The Company closed on the following acquisitions during the nine months ended September 30, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade (a)	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Boulevard at the Capital Centre – Fee Interest	Washington, D.C.	Fee interest (b)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II	Washington, D.C.	Additional phase of multi-tenant retail (c)	15,900	4,128
April 5, 2017	One Loudoun Downtown – Phase III	Washington, D.C.	Additional phase of multi-tenant retail (c)	9,800	2,193
May 16, 2017	One Loudoun Downtown – Phase IV	Washington, D.C.	Development rights (c)	—	3,500
July 6, 2017	New Hyde Park Shopping Center	New York	Multi-tenant retail	32,300	22,075
August 8, 2017	One Loudoun Downtown – Phase V	Washington, D.C.	Additional phase of multi-tenant retail (c)	17,700	5,167
August 8, 2017	One Loudoun Downtown – Phase VI	Washington, D.C.	Additional phase of multi-tenant retail (c)	74,100	20,523
				331,400	$147,586	(d)

(a)	This property was acquired through a consolidated VIE and was used to facilitate an Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange).

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

(c)
The Company acquired the remaining five phases under contract, including the development rights for an additional 123 multi-family units for a total of 408 units, at its One Loudoun Downtown multi-tenant retail operating property, which were accounted for as asset acquisitions. The total number of properties in the Company’s portfolio was not affected by these transactions.

(d)	Acquisition price does not include capitalized closing costs and adjustments totaling $2,190.
The Company closed on the following acquisitions during the nine months ended September 30, 2016:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade	Chicago	Multi-tenant retail	183,200	65,954
April 1, 2016	The Shoppes at Union Hill (b)	New York	Multi-tenant retail	91,700	63,060
April 29, 2016	Ashland & Roosevelt – Fee Interest	Chicago	Ground lease interest (c)	—	13,850
May 5, 2016	Tacoma South	Seattle	Multi-tenant retail	230,700	39,400
June 15, 2016	Eastside	Dallas	Multi-tenant retail	67,100	23,842
August 30, 2016	Woodinville Plaza – Anchor Space Improvements	Seattle	Anchor space improvements (d)	—	4,500
				761,700	$283,337

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b)	In conjunction with the acquisition, the Company assumed mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031.

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

The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Nine Months Ended September 30,
	2017	2016
Land	$38,833	$84,720
Building and other improvements, net	108,401	176,937
Acquired lease intangible assets (a)	11,139	25,016
Acquired lease intangible liabilities (b)	(7,521)	(3,991)
Other liabilities	(1,076)	—
Mortgages payable, net	—	(15,316)
Net assets acquired	$149,776	$267,366

(a)
The weighted average amortization period for acquired lease intangible assets is seven years and six years for acquisitions completed during the nine months ended September 30, 2017 and 2016, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is 13 years and 11 years for acquisitions completed during the nine months ended September 30, 2017 and 2016, respectively.

The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing. Transaction costs related to the 2016 acquisitions that were accounted for as business combinations totaled $913 for the nine months ended September 30, 2016 and are included in “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. In addition, total revenues of $36,210 and net income attributable to common shareholders of $7,760 are included in the Company’s condensed consolidated statements of operations and other comprehensive (loss) income for the nine months ended September 30, 2016 from the properties acquired during the nine months ended September 30, 2016 that were accounted for as business combinations.
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
The following unaudited condensed pro forma financial information is presented as if the acquisitions completed during the nine months ended September 30, 2016 were completed as of January 1, 2015. The following 2016 acquisitions have not been adjusted in the pro forma presentation as they were accounted for as asset acquisitions: (i) the acquisition of the anchor space improvements in the Company’s Woodinville Plaza multi-tenant retail operating property located in the Seattle MSA, which was acquired on August 30, 2016 for $4,500 and (ii) the acquisition of the fee interest in the Company’s Ashland & Roosevelt multi-tenant retail operating property located in the Chicago MSA, which was acquired on April 29, 2016 for $13,850. Pro forma financial information is not presented for acquisitions completed during 2017 as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The unaudited condensed pro forma financial information is as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenues	$144,526	$444,622
Net income	$72,494	$147,421
Net income attributable to common shareholders	$70,132	$140,334
Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.30	$0.59
Weighted average number of common shares outstanding – basic	236,783	236,692
Variable Interest Entities
During the nine months ended September 30, 2017, the Company entered into an agreement with a qualified intermediary related to a potential 1031 Exchange. The Company loaned $87,452 to the VIEs to acquire Main Street Promenade on January 13, 2017. The 1031 Exchange was completed during the nine months ended September 30, 2017 and, in accordance with applicable provisions of the Code, within 180 days after the acquisition date of the property. At the completion of the 1031 Exchange, the sole membership interests of the VIEs were assigned to the Company in satisfaction of the outstanding loan, resulting in the entities being wholly owned by the Company and no longer considered VIEs.
During the nine months ended September 30, 2016, the Company entered into agreements with a qualified intermediary related to three 1031 Exchanges. The Company loaned $65,419, $39,215 and $23,522 to the VIEs to acquire Oak Brook Promenade, Tacoma South and Eastside, respectively. Each 1031 Exchange was completed during the year ended December 31, 2016 and, in accordance with applicable provisions of the Code, within 180 days after the acquisition date of the property. At the completion of the 1031 Exchanges, the sole membership interests of the VIEs were assigned to the Company and the respective outstanding loans were extinguished, resulting in the entities being wholly owned by the Company and no longer considered VIEs.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4) DISPOSITIONS
The Company closed on the following dispositions during the nine months ended September 30, 2017:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500	$332	$—
February 21, 2017	Shoppes at Park West	Multi-tenant retail	63,900	15,383	15,261	7,569
March 7, 2017	CVS Pharmacy – Sylacauga, AL	Single-user retail	10,100	3,700	3,348	1,651
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC	Single-user retail	13,800	4,297	4,134	1,857
March 15, 2017	Century III Plaza – Home Depot (b)	Single-user parcel	131,900	17,519	17,344	4,487
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750	41,380	14,107
March 24, 2017	Northwood Crossing	Multi-tenant retail	160,000	22,850	22,723	10,007
April 4, 2017	University Town Center	Multi-tenant retail	57,500	14,700	14,590	9,128
April 4, 2017	Edgemont Town Center	Multi-tenant retail	77,700	19,025	18,857	8,995
April 4, 2017	Phenix Crossing (c)	Multi-tenant retail	56,600	12,400	(28)	5,699
April 27, 2017	Brown’s Lane	Multi-tenant retail	74,700	10,575	10,318	3,408
May 9, 2017	Rite Aid Store (Eckerd) – Greer, SC	Single-user retail	13,800	3,050	2,961	830
May 9, 2017	Evans Towne Centre	Multi-tenant retail	75,700	11,825	11,419	5,226
May 25, 2017	Red Bug Village	Multi-tenant retail	26,200	8,100	7,767	2,184
May 26, 2017	Wilton Square	Multi-tenant retail	438,100	49,300	48,503	19,630
May 30, 2017	Town Square Plaza	Multi-tenant retail	215,600	28,600	26,459	3,412
May 31, 2017	Cuyahoga Falls Market Center	Multi-tenant retail	76,400	11,500	11,101	1,300
June 5, 2017	Plaza Santa Fe II	Multi-tenant retail	224,200	35,220	33,506	16,946
June 6, 2017	Rite Aid Store (Eckerd)–Columbia, SC	Single-user retail	13,400	3,250	3,163	1,046
June 16, 2017	Fox Creek Village	Multi-tenant retail	107,500	24,825	24,415	12,470
June 29, 2017	Cottage Plaza	Multi-tenant retail	85,500	23,050	22,685	8,039
June 29, 2017	Magnolia Square	Multi-tenant retail	116,000	16,000	15,692	4,866
June 29, 2017	Cinemark Seven Bridges	Single-user retail	70,200	15,271	14,948	3,973
June 29, 2017	Low Country Village I & II	Multi-tenant retail	139,900	22,075	21,639	10,286
July 20, 2017	Boulevard Plaza	Multi-tenant retail	111,100	14,300	13,913	846
July 26, 2017	Irmo Station (c)	Multi-tenant retail	99,400	16,027	(47)	7,236
July 27, 2017	Hickory Ridge	Multi-tenant retail	380,600	44,020	43,701	18,535
August 4, 2017	Lakepointe Towne Center	Multi-tenant retail	196,600	10,500	10,179	—
August 14, 2017	The Columns	Multi-tenant retail	173,400	21,750	21,313	5,073
August 25, 2017	Holliday Towne Center	Multi-tenant retail	83,100	11,750	11,413	2,633
August 25, 2017	Northwoods Center (c)	Multi-tenant retail	96,000	24,250	(9)	10,889
September 14, 2017	The Orchard	Multi-tenant retail	165,800	20,000	19,663	5,022
September 21, 2017	Lake Mary Pointe	Multi-tenant retail	51,100	5,100	4,838	534
September 22, 2017	West Town Market (c)	Multi-tenant retail	67,900	14,250	(59)	8,074
September 29, 2017	Dorman Centre I & II	Multi-tenant retail	388,300	46,000	45,011	13,430
			4,302,400	$642,712	$562,433	$229,388

(a)
Aggregate proceeds are net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges and exclude $150 of condemnation proceeds, which did not result in any additional gain recognition.

(b)
The Company disposed of the Home Depot parcel at Century III Plaza, an existing 284,100 square foot multi-tenant retail operating property. The remaining portion of Century III Plaza is classified as held for sale as of September 30, 2017.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(c)	The following disposition proceeds are temporarily restricted related to potential 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets:

Property Name	Proceeds Temporarily Restricted
Phenix Crossing	$12,324
Irmo Station	15,643
Northwoods Center	23,255
West Town Market	13,864
$65,086
During the nine months ended September 30, 2017, the Company also received proceeds and recognized a gain of $1,486 as a result of the receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds, net of closing costs and proceeds temporarily restricted related to potential 1031 Exchanges, from property dispositions and other transactions during the nine months ended September 30, 2017 totaled $564,069, with aggregate gains of $230,874.
The Company closed on the following dispositions during the nine months ended September 30, 2016:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 1, 2016	The Gateway (b)	Multi-tenant retail	623,200	$75,000	$(795)	$3,868
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500	17,210	4,253
March 30, 2016	Six Property Portfolio (c)	Single-user retail	230,400	35,413	34,986	13,618
April 20, 2016	CVS Pharmacy – Oklahoma City, OK	Single-user retail	10,900	4,676	4,608	1,764
June 2, 2016	Rite Aid Store (Eckerd) – Canandaigua, NY & Tim Horton Donut Shop (d)	Single-user retail	16,600	5,400	5,333	1,444
June 15, 2016	Academy Sports – Midland, TX (e)	Single-user retail	61,200	5,541	5,399	2,220
June 23, 2016	Four Rite Aid Portfolio (f)	Single-user retail	45,400	15,934	14,646	2,287
July 8, 2016	Broadway Shopping Center	Multi-tenant retail	190,300	20,500	20,103	7,958
July 21, 2016	Mid-Hudson Center	Multi-tenant retail	235,600	27,500	25,615	—
July 27, 2016	Rite Aid Store (Eckerd), Main St. – Buffalo, NY	Single-user retail	10,900	3,388	3,296	344
July 29, 2016	Rite Aid Store (Eckerd)–Lancaster, NY	Single-user retail	10,900	3,425	3,349	625
August 4, 2016	Alison's Corner	Multi-tenant retail	55,100	7,850	7,559	3,334
August 5, 2016	Rite Aid Store (Eckerd), Lake Ave. – Rochester, NY	Single-user retail	13,200	5,400	5,334	907
August 12, 2016	Maple Tree Place	Multi-tenant retail	489,000	90,000	87,047	15,566
August 12, 2016	CVS Pharmacy – Burleson, TX	Single-user retail	10,900	4,190	4,102	1,425
August 18, 2016	Mitchell Ranch Plaza	Multi-tenant retail	199,600	55,625	54,305	33,612
August 22, 2016	Rite Aid Store (Eckerd), E. Main St. – Batavia, NY	Single-user retail	13,800	5,050	4,924	1,249
September 9, 2016	Rite Aid Store (Eckerd)–Lockport, NY	Single-user retail	13,800	4,690	4,415	753
September 9, 2016	Rite Aid Store (Eckerd), Ferry St. – Buffalo, NY	Single-user retail	10,900	3,600	3,370	612
			2,384,300	$390,682	$304,806	$95,839

(a)	Aggregate proceeds are net of transaction costs.

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

(c)
Portfolio consists of the following properties: (i) Academy Sports – Houma, LA, (ii) Academy Sports – Port Arthur, TX, (iii) Academy Sports – San Antonio, TX, (iv) CVS Pharmacy – Moore, OK, (v) CVS Pharmacy – Saginaw, TX and (vi) Rite Aid Store (Eckerd) – Olean, NY. At the closing of the disposition, proceeds of $34,973 were temporarily restricted related to 1031 Exchanges. During the three months ended September 30, 2016, the related 1031 Exchanges closed and the proceeds were released to the Company.

(d)	The terms of the disposition of Rite Aid Store (Eckerd) – Canandaigua, NY and Tim Horton Donut Shop – Canandaigua, NY were negotiated as a single transaction.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(e)
At the closing of the disposition, proceeds of $5,383 were temporarily restricted related to a 1031 Exchange. During the three months ended September 30, 2016, the related 1031 Exchange closed and the proceeds were released to the Company.

(f)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Cheektowaga, NY, (ii) Rite Aid Store (Eckerd), W. Main St. – Batavia, NY, (iii) Rite Aid Store (Eckerd), Union Rd. – West Seneca, NY and (iv) Rite Aid Store (Eckerd) – Greece, NY.

During the nine months ended September 30, 2016, the Company also disposed of an outparcel for consideration of $2,639 and recorded a gain of $1,898 from the transaction. At the closing of the disposition, proceeds of $2,549 were temporarily restricted related to a 1031 Exchange. During the three months ended September 30, 2016, the related 1031 Exchange closed and the proceeds were released to the Company. The aggregate proceeds, net of closing costs, from the property dispositions and this additional transaction totaled $307,355 with aggregate gains of $97,737.
None of the dispositions completed during the nine months ended September 30, 2017 and 2016 qualified for discontinued operations treatment.
The following properties qualified for held for sale accounting treatment prior to or during the quarter ended September 30, 2017. Upon meeting all applicable GAAP criteria for held for sale accounting treatment, depreciation and amortization were ceased. In addition, the assets and liabilities associated with these properties are separately classified as held for sale in the condensed consolidated balance sheet as of September 30, 2017.

Property Name	Property Location	Property Type	Square Footage
Century III Plaza, excluding the Home Depot parcel	West Mifflin, Pennsylvania	Multi-tenant retail	152,200
Forks Town Center	Easton, Pennsylvania	Multi-tenant retail	100,300
Placentia Town Center	Placentia, California	Multi-tenant retail	111,000
Quakertown	Quakertown, Pennsylvania	Multi-tenant retail	61,800
Saucon Valley Square	Bethlehem, Pennsylvania	Multi-tenant retail	80,700
Five Forks	Simpsonville, South Carolina	Multi-tenant retail	70,200
			576,200
Subsequent to September 30, 2017, the Company sold Forks Town Center, Placentia Town Center, Five Forks and Saucon Valley Square for total consideration of $76,545. Century III Plaza, including the Home Depot parcel, and CVS Pharmacy – Sylacauga were classified as held for sale as of December 31, 2016. The Home Depot parcel at Century III Plaza and CVS Pharmacy – Sylacauga were sold during the nine months ended September 30, 2017.
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

	September 30, 2017	December 31, 2016
Assets
Land, building and other improvements	$81,718	$45,395
Less accumulated depreciation	(21,189)	(15,769)
Net investment properties	60,529	29,626
Other assets	4,144	1,201
Assets associated with investment properties held for sale	$64,673	$30,827

Liabilities
Mortgage payable, net	$7,655	$—
Other liabilities	$1,401	$864
Liabilities associated with investment properties held for sale, net	$9,056	$864
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unvested restricted shares as of and for the nine months ended September 30, 2017:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2017	542	$15.28
Shares granted (a)	285	$14.60
Shares vested	(282)	$15.45
Shares forfeited	(34)	$15.12
Balance as of September 30, 2017 (b)	511	$14.82

(a)	Shares granted vest over periods ranging from one year to three years in accordance with the terms of applicable award agreements.

(b)	As of September 30, 2017, total unrecognized compensation expense related to unvested restricted shares was $3,263, which is expected to be amortized over a weighted average term of 1.3 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the nine months ended September 30, 2017:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2017	391	$14.02
RSUs granted (a)	253	$15.52
RSUs ineligible for conversion	(89)	$14.68
RSUs eligible for future conversion as of September 30, 2017 (b)	555	$14.60

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

(b)	As of September 30, 2017, total unrecognized compensation expense related to unvested RSUs was $4,663, which is expected to be amortized over a weighted average term of 2.5 years.
During the three months ended September 30, 2017 and 2016, the Company recorded compensation expense of $934 and $1,594, respectively, related to the amortization of unvested restricted shares and RSUs. During the nine months ended September 30, 2017 and 2016, the Company recorded compensation expense of $4,483 and $5,296, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the three and nine months ended September 30, 2017 is the reversal of $830 of previously recognized compensation expense related to the forfeiture of 34 restricted shares and 89 RSUs resulting from the resignation of the Company’s former Chief Financial Officer and Treasurer. In addition, $30 of dividends previously paid on the forfeited restricted shares were reclassified from distributions paid to compensation expense. The total fair value of restricted shares vested during the nine months ended September 30, 2017 was $4,129.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of September 30, 2017, options to purchase 41 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2017 or 2016 and did not record any compensation expense related to stock options during the nine months ended September 30, 2017 and 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	September 30, 2017			December 31, 2016
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$288,252	4.99%	5.5	$773,395	6.31%	4.2
Premium, net of accumulated amortization	1,087			1,437
Discount, net of accumulated amortization	(590)			(622)
Capitalized loan fees, net of accumulated amortization	(649)			(5,026)
Mortgages payable, net	$288,100			$769,184

(a)
The fixed rate mortgages had interest rates ranging from 3.75% to 8.00% as of September 30, 2017 and December 31, 2016 and exclude a $7,680 mortgage payable and capitalized loan fees of $(25) associated with one investment property classified as held for sale as of September 30, 2017.

During the nine months ended September 30, 2017, the Company repaid or defeased mortgages payable in the total amount of $473,844, of which $174,702 related to properties that were disposed of during the period, which had a weighted average fixed interest rate of 7.09%, and made scheduled principal payments of $3,619 related to amortizing loans. Included within the total repayments and defeasances for the nine months ended September 30, 2017 is the defeasance of a portfolio of mortgages payable with a principal balance of $379,435 as of December 31, 2016 that was cross-collateralized by 45 properties and scheduled to mature in 2019 (known as the IW JV portfolio of mortgages payable). The Company incurred a defeasance premium and associated fees totaling $60,198 in connection with this transaction, which are included within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of September 30, 2017 for the remainder of 2017, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after September 30, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,003	$4,177	$25,257	$3,923	$22,820	$231,072	$288,252
Fixed rate term loans (b)	—	—	—	—	250,000	200,000	450,000
Unsecured notes payable (c)	—	—	—	—	100,000	600,000	700,000
Total fixed rate debt	1,003	4,177	25,257	3,923	372,820	1,031,072	1,438,252

Variable rate debt:
Variable rate term loan and revolving line of credit	—	100,000	—	187,000	—	—	287,000
Total debt (d)	$1,003	$104,177	$25,257	$190,923	$372,820	$1,031,072	$1,725,252

Weighted average interest rate on debt:
Fixed rate debt	5.10%	5.05%	7.29%	4.62%	2.73%	4.08%	3.79%
Variable rate debt (e)	—	2.68%	—	2.59%	—	—	2.62%
Total	5.10%	2.78%	7.29%	2.63%	2.73%	4.08%	3.60%

(a)
Excludes mortgage premium of $1,087 and discount of $(590), net of accumulated amortization, as of September 30, 2017 and a $7,680 mortgage payable associated with one investment property classified as held for sale as of September 30, 2017.

(b)
$250,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a weighted average fixed rate of 0.67% through December 31,

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2017. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a fixed rate of 1.26% through November 22, 2018.

(c)	Excludes discount of $(882), net of accumulated amortization, as of September 30, 2017.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.4 years as of September 30, 2017. Total debt excludes capitalized loan fees of $(7,283), net of accumulated amortization, as of September 30, 2017, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of September 30, 2017.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.
(7) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		September 30, 2017		December 31, 2016
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
		700,000	4.19%	700,000	4.19%
Discount, net of accumulated amortization		(882)		(971)
Capitalized loan fees, net of accumulated amortization		(3,523)		(3,886)
	Total	$695,595		$695,143
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
As of September 30, 2017, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) UNSECURED TERM LOANS AND REVOLVING LINE OF CREDIT
The following table summarizes the Company’s term loans and revolving line of credit:

		September 30, 2017		December 31, 2016
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	1.97%	$250,000	1.97%
Unsecured credit facility term loan due 2018 – variable rate	May 11, 2018	100,000	2.68%	200,000	2.22%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	2.96%	—	—%
Subtotal		550,000		450,000
Capitalized loan fees, net of accumulated amortization		(3,086)		(2,402)
Term loans, net		$546,914		$447,598

Revolving line of credit – variable rate (c)	January 5, 2020	$187,000	2.59%	$86,000	2.12%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a weighted average fixed rate of 0.67% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of September 30, 2017 and December 31, 2016.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of September 30, 2017.

(c)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Unsecured Credit Facility
On January 6, 2016, the Company entered into its fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a second unsecured term loan which had an outstanding balance of $200,000 at inception, of which the Company repaid $100,000 during the nine months ended September 30, 2017, and is priced on a leverage grid at a rate of LIBOR plus a credit spread. The Company received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. As of September 30, 2017, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Unused Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.30% - 2.20%	N/A	0.90% - 1.75%	N/A
$100,000 unsecured term loan	5/11/2018	2 one year	0.15%	1.45% - 2.20%	N/A	1.05% - 2.05%	N/A
$750,000 unsecured revolving line of credit	1/5/2020	2 six month	0.075%	1.35% - 2.25%	0.15% - 0.25%	0.85% - 1.55%	0.125% - 0.30%
The Unsecured Credit Facility has a $400,000 accordion option that allows the Company, at its election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the Unsecured Credit Agreement and (ii) the Company’s ability to obtain additional lender commitments.
The Unsecured Credit Agreement contains customary covenants and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2017, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of September 30, 2017, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Term Loan Agreement contains customary covenants and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2017, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
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
As of September 30, 2017, the Company utilized four interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $760 will be reclassified as a decrease to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
The following table summarizes the Company’s interest rate swaps as of September 30, 2017, which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Termination Date
March 1, 2016	$100,000	0.66%	December 31, 2017
May 16, 2016	$150,000	0.67%	December 31, 2017
January 3, 2017	$100,000	1.26%	November 22, 2018
January 3, 2017	$100,000	1.26%	November 22, 2018
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Interest rate swaps	4	2	$450,000	$250,000

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

	Fair Value
	September 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Interest rate swaps	$891	$743
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive (loss) income:

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Loss (Gain) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss (Gain) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
2017	$(9)	$(422)	Interest expense	$(332)	$(258)	Other (expense) income, net	$5	$16
2016	$(534)	$153	Interest expense	$132	$342	Other (expense) income, net	$(38)	$(35)
(10) EQUITY
In December 2015, the Company entered into an at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s unsecured revolving line of credit. The Company did not sell any shares under its ATM equity program during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the nine months ended September 30, 2016.
The following table presents activity under the Company’s common stock repurchase program during the nine months ended September 30, 2017:

	Number of Common Shares Repurchased	Average Price per Share	Total Repurchases
First quarter 2017	—	$—	$—
Second quarter 2017	6,024	$12.55	$75,697
Third quarter 2017 (a)	3,805	$13.09	$49,892
Year to date September 30, 2017	9,829	$12.76	$125,589

(a)
Includes 396 shares repurchased in September 2017 at an average price per share of $13.08 for a total of $5,187, which settled on October 2, 2017. This repurchase has been reflected in the Company’s share count as of such date.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2017, $115,570 remained available under the repurchase program.
(11) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Numerator:
(Loss) income from continuing operations	$(37,178)		$6,109		$(89,307)		$50,785
Gain on sales of investment properties	73,082		66,385		230,874		97,737
Preferred stock dividends	(2,362)		(2,362)		(7,087)		(7,087)
Net income attributable to common shareholders	33,542		70,132		134,480		141,435
Distributions paid on unvested restricted shares	(62)		(108)		(240)		(348)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$33,480		$70,024		$134,240		$141,087

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	229,508	(a)	236,783	(b)	233,348	(a)	236,692	(b)
Effect of dilutive securities:
Stock options	1	(c)	2	(c)	1	(c)	2	(c)
RSUs	595	(d)	323	(e)	600	(d)	289	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	230,104		237,108		233,949		236,983

(a)
Excludes 511 shares of unvested restricted common stock as of September 30, 2017, which equate to 546 and 549 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2017. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 587 shares of unvested restricted common stock as of September 30, 2016, which equate to 596 and 657 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2016. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 41 shares of common stock as of September 30, 2017 and 2016, at a weighted average exercise price of $19.25 and $19.33, respectively. Of these totals, outstanding options to purchase 35 shares of common stock as of September 30, 2017 and 2016, at a weighted average exercise price of $20.55 and $20.63, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of September 30, 2017, there were 555 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 633 and 638 RSUs on a weighted average basis for the three and nine months ended September 30, 2017, respectively. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming September 30, 2017 was the end of the contingency periods.

(e)
As of September 30, 2016, there were 391 RSUs eligible for future conversion upon completion of the performance periods, which equate to 391 and 360 RSUs on a weighted average basis for the three and nine months ended September 30, 2016, respectively. These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would have been outstanding during the period, if any, assuming September 30, 2016 was the end of the contingency periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of September 30, 2017 and 2016, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Number of properties for which indicators of impairment were identified	11	(a)	5	(b)
Less: number of properties for which an impairment charge was recorded	2		1
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	5		1
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	4		3

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	32%		14%

(a)	Includes four properties which were sold subsequent to September 30, 2017.

(b)	Includes three properties which have subsequently been sold as of September 30, 2017.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the nine months ended September 30, 2017:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Century III Plaza, excluding the Home Depot parcel (a)	Multi-tenant retail	June 30, 2017	152,200	$3,076
Lakepointe Towne Center (b)	Multi-tenant retail	June 30, 2017	196,600	9,958
Saucon Valley Square (c)	Multi-tenant retail	September 30, 2017	80,700	184
Schaumburg Towers (d)	Office	September 30, 2017	895,400	45,638
				$58,856
	Estimated fair value of impaired properties as of impairment date			$86,800

(a)
The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer. This property was classified as held for sale as of September 30, 2017. The Home Depot parcel of Century III Plaza was sold on March 15, 2017.

(b)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of June 30, 2017 and was sold on August 4, 2017.

(c)
The Company recorded an impairment charged based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of September 30, 2017 and was sold on October 27, 2017.

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
(13) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$891	$891	$743	$743
Financial liabilities:
Mortgages payable, net	$288,100	$302,451	$769,184	$833,210
Unsecured notes payable, net	$695,595	$699,725	$695,143	$679,212
Unsecured term loans, net	$546,914	$551,274	$447,598	$450,421
Unsecured revolving line of credit	$187,000	$187,215	$86,000	$86,130
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

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2017
Derivative asset	$—	$891	$—	$891

December 31, 2016
Derivative asset	$—	$743	$—	$743
Derivative asset:  The fair value of the derivative asset is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.
Nonrecurring Fair Value Measurements
The following table presents the Company’s assets remeasured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the nine months ended September 30, 2017 and the year ended December 31, 2016, except for those properties sold prior to September 30, 2017 and December 31, 2016, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2		Level 3		Total	Provision for Impairment (a)
September 30, 2017
Investment property	$—	$58,000	(b)	$—		$58,000	$45,638
Investment properties – held for sale	$—	$18,300	(c)	$—		$18,300	$3,260

December 31, 2016
Investment properties	$—	$500	(d)	$10,600	(e)	$11,100	$13,227

(a)	Excludes impairment charges recorded on investment properties sold prior to September 30, 2017 and December 31, 2016, respectively.

(b)
Represents the fair value of the Company’s Schaumburg Towers investment property based on an expected sales price of $87,600 from a bona fide purchase offer, determined to be a Level 2 input, which contemplates historically deferred maintenance and capital requirements. The estimated fair value of $58,000 as of September 30, 2017, the date the asset was measured at fair value, reflects (i) capital expenditures expected to be incurred by the Company prior to sale and (ii) tenant-related costs expected to be credited to the buyer at close.

(c)
Represents the fair values of the Company’s Century III Plaza, excluding the Home Depot parcel and Saucon Valley Square investment properties. The estimated fair value of Century III Plaza, excluding the Home Depot parcel, of $12,000 as of June 30, 2017, the date the asset was measured at fair value, was based upon the expected sales price from a bona fide purchase offer and determined to be a Level 2 input. The estimated fair value of Saucon Valley Square of $6,300 as of September 30, 2017, the date the asset was measured at fair value, was based upon the expected sales price from an executed sales contract and determined to be a Level 2 input.

(d)
Represents the fair value of the Company’s Rite Aid Store (Eckerd), Culver Rd. investment property as of December 31, 2016, the date the asset was measured at fair value. The estimated fair value of Rite Aid Store (Eckerd), Culver Rd. was based upon the expected sales price from a bona fide purchase offer and determined to be a Level 2 input.

(e)
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

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2017
Mortgages payable, net	$—	$—	$302,451	$302,451
Unsecured notes payable, net	$245,250	$—	$454,475	$699,725
Unsecured term loans, net	$—	$—	$551,274	$551,274
Unsecured revolving line of credit	$—	$—	$187,215	$187,215

December 31, 2016
Mortgages payable, net	$—	$—	$833,210	$833,210
Unsecured notes payable, net	$234,700	$—	$444,512	$679,212
Unsecured term loans, net	$—	$—	$450,421	$450,421
Unsecured revolving line of credit	$—	$—	$86,130	$86,130
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.2% to 4.2% and 2.9% to 4.6% as of September 30, 2017 and December 31, 2016, respectively.
Unsecured notes payable, net: The quoted market price as of September 30, 2017 was used to value the Notes Due 2025. The Company estimates the fair value of its Notes Due 2021 and 2024 and Notes Due 2026 and 2028 by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used were 4.22% and 4.48% as of September 30, 2017 and December 31, 2016, respectively.
Unsecured term loans, net:  The Company estimates the fair value of its unsecured term loans, net by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used to discount the credit spreads were 1.41% and 1.30% as of September 30, 2017 and December 31, 2016, respectively.
Unsecured revolving line of credit:  The Company estimates the fair value of its unsecured revolving line of credit by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturity. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rate used to discount the credit spreads was 1.30% as of September 30, 2017 and December 31, 2016.
There were no transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2017.
(14) COMMITMENTS AND CONTINGENCIES
As of September 30, 2017, the Company had letter(s) of credit outstanding totaling $9,645 which serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on its unsecured revolving line of credit.
As of September 30, 2017, the Company had begun redevelopment activities at Reisterstown Road Plaza located in Baltimore, Maryland and Towson Circle located in Towson, Maryland. The Company estimates that it will incur net costs of approximately $9,500 to $10,500 related to the Reisterstown Road Plaza redevelopment and approximately $33,000 to $35,000 related to the Towson Circle redevelopment, of which $6,539 and $12,102, respectively, has been incurred as of September 30, 2017.

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
(16) SUBSEQUENT EVENTS
Subsequent to September 30, 2017, the Company:

•
closed on the disposition of Forks Town Center, a 100,300 square foot multi-tenant retail operating property located in Easton, Pennsylvania, which was classified as held for sale as of September 30, 2017, for a sales price of $23,800 with an anticipated gain on sale. The mortgage payable, with a principal balance of $7,680 as of September 30, 2017 and an interest rate of 7.70%, was repaid in conjunction with the disposition;

•
closed on the disposition of Placentia Town Center, a 111,000 square foot multi-tenant retail operating property located in Placentia, California, which was classified as held for sale as of September 30, 2017, for a sales price of $35,725 with an anticipated gain on sale;

•
closed on the disposition of Five Forks, a 70,200 square foot multi-tenant retail operating property located in Simpsonville, South Carolina, which was classified as held for sale as of September 30, 2017, for a sales price of $10,720 with an anticipated gain on sale;

•
closed on the disposition of Saucon Valley Square, a 80,700 square foot multi-tenant retail operating property located in Bethlehem, Pennsylvania, which was classified as held for sale as of September 30, 2017, for a sales price of $6,300 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges;

•
announced that it will redeem all 5,400 outstanding shares of its 7.00% Series A cumulative redeemable preferred stock on December 20, 2017 for cash at a redemption price of $25.00 per preferred share, plus $0.3840 per preferred share representing all accrued and unpaid dividends up to, but excluding, December 20, 2017; and

•
declared the cash dividend for the fourth quarter of 2017 of $0.165625 per share on its outstanding Class A common stock, which will be paid on January 10, 2018 to Class A common shareholders of record at the close of business on December 27, 2017.

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located shopping centers in the United States. As of September 30, 2017, we owned 120 retail operating properties representing 21,647,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of September 30, 2017:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Neighborhood and community centers	59	7,878	91.8%	92.6%
Power centers	40	9,142	93.8%	95.0%
Lifestyle centers and mixed-use properties	15	4,172	85.6%	86.9%
Total multi-tenant retail	114	21,192	91.5%	92.5%
Single-user retail	6	455	100.0%	100.0%
Total retail operating portfolio	120	21,647	91.7%	92.7%
Office	1	895	13.8%	46.1%
Total operating portfolio (b)	121	22,542	88.6%	90.8%

(a)	Includes leases signed but not commenced.

(b)	Excludes six multi-tenant retail operating properties classified as held for sale as of September 30, 2017.
In addition to our operating portfolio, as of September 30, 2017, we owned two properties where we have begun redevelopment activities.
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

Company Highlights — Nine Months Ended September 30, 2017
Acquisitions
During the nine months ended September 30, 2017, we continued to execute our investment strategy by acquiring two multi-tenant retail operating properties, five additional phases, including the development rights for additional multi-family units, at an existing wholly-owned multi-tenant retail operating property and the fee interest in an existing wholly-owned multi-tenant retail operating property for a total purchase price of $147,586.
The following table summarizes our acquisitions during the nine months ended September 30, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Boulevard at the Capital Centre – Fee Interest	Washington, D.C.	Fee interest (a)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II	Washington, D.C.	Additional phase of multi-tenant retail (b)	15,900	4,128
April 5, 2017	One Loudoun Downtown – Phase III	Washington, D.C.	Additional phase of multi-tenant retail (b)	9,800	2,193
May 16, 2017	One Loudoun Downtown – Phase IV	Washington, D.C.	Development rights (b)	—	3,500
July 6, 2017	New Hyde Park Shopping Center	New York	Multi-tenant retail	32,300	22,075
August 8, 2017	One Loudoun Downtown – Phase V	Washington, D.C.	Additional phase of multi-tenant retail (b)	17,700	5,167
August 8, 2017	One Loudoun Downtown – Phase VI	Washington, D.C.	Additional phase of multi-tenant retail (b)	74,100	20,523
				331,400	$147,586

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

(b)
We acquired the remaining five phases under contract, including the development rights for an additional 123 multi-family units for a total of 408 units, at our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

In total for 2017, we expect to invest approximately $375,000 to $475,000 on strategic acquisitions in our target markets and repurchases of our common stock. Some of these acquisitions may be structured as Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges).
Dispositions
During the nine months ended September 30, 2017, we continued to pursue dispositions of select non-target and single-user properties. Consideration from dispositions totaled $642,712 and included the sales of 28 multi-tenant retail operating properties aggregating 4,038,300 square feet for total consideration of $595,125, a 131,900 square foot single-user parcel located at an existing multi-tenant retail operating property for consideration of $17,519 and six single-user retail properties aggregating 132,200 square feet for total consideration of $30,068.

The following table summarizes our dispositions during the nine months ended September 30, 2017:

Date	Property Name	Property Type	Square Footage	Consideration
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500
February 21, 2017	Shoppes at Park West	Multi-tenant retail	63,900	15,383
March 7, 2017	CVS Pharmacy – Sylacauga, AL	Single-user retail	10,100	3,700
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC	Single-user retail	13,800	4,297
March 15, 2017	Century III Plaza – Home Depot (a)	Single-user parcel	131,900	17,519
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750
March 24, 2017	Northwood Crossing	Multi-tenant retail	160,000	22,850
April 4, 2017	University Town Center	Multi-tenant retail	57,500	14,700
April 4, 2017	Edgemont Town Center	Multi-tenant retail	77,700	19,025
April 4, 2017	Phenix Crossing	Multi-tenant retail	56,600	12,400
April 27, 2017	Brown’s Lane	Multi-tenant retail	74,700	10,575
May 9, 2017	Rite Aid Store (Eckerd) – Greer, SC	Single-user retail	13,800	3,050
May 9, 2017	Evans Town Centre	Multi-tenant retail	75,700	11,825
May 25, 2017	Red Bug Village	Multi-tenant retail	26,200	8,100
May 26, 2017	Wilton Square	Multi-tenant retail	438,100	49,300
May 30, 2017	Town Square Plaza	Multi-tenant retail	215,600	28,600
May 31, 2017	Cuyahoga Falls Market Center	Multi-tenant retail	76,400	11,500
June 5, 2017	Plaza Santa Fe II	Multi-tenant retail	224,200	35,220
June 6, 2017	Rite Aid Store (Eckerd) – Columbia, SC	Single-user retail	13,400	3,250
June 16, 2017	Fox Creek Village	Multi-tenant retail	107,500	24,825
June 29, 2017	Cottage Plaza	Multi-tenant retail	85,500	23,050
June 29, 2017	Magnolia Square	Multi-tenant retail	116,000	16,000
June 29, 2017	Cinemark Seven Bridges	Single-user retail	70,200	15,271
June 29, 2017	Low Country Village I & II	Multi-tenant retail	139,900	22,075
July 20, 2017	Boulevard Plaza	Multi-tenant retail	111,100	14,300
July 26, 2017	Irmo Station (b)	Multi-tenant retail	99,400	16,027
July 27, 2017	Hickory Ridge	Multi-tenant retail	380,600	44,020
August 4, 2017	Lakepointe Towne Center	Multi-tenant retail	196,600	10,500
August 14, 2017	The Columns	Multi-tenant retail	173,400	21,750
August 25, 2017	Holliday Towne Center	Multi-tenant retail	83,100	11,750
August 25, 2017	Northwoods Center (b)	Multi-tenant retail	96,000	24,250
September 14, 2017	The Orchard	Multi-tenant retail	165,800	20,000
September 21, 2017	Lake Mary Pointe	Multi-tenant retail	51,100	5,100
September 22, 2017	West Town Market (b)	Multi-tenant retail	67,900	14,250
September 29, 2017	Dorman Centre I & II	Multi-tenant retail	388,300	46,000
			4,302,400	$642,712

(a)
We disposed of the Home Depot parcel at Century III Plaza, an existing 284,100 square foot multi-tenant retail operating property. The remaining portion of Century III Plaza is classified as held for sale as of September 30, 2017.

(b)
Disposition proceeds related to this property are temporarily restricted related to a potential 1031 Exchange. As of September 30, 2017, disposition proceeds totaling $65,086 are temporarily restricted and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2017, we also received net proceeds of $1,636 from other transactions, including condemnation awards and receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds, net of closing costs and proceeds temporarily restricted related to potential 1031 Exchanges, from property dispositions and other transactions during the nine months ended September 30, 2017 totaled $564,069.
Subsequent to September 30, 2017, we sold four multi-tenant retail operating properties aggregating 362,200 square feet for total consideration of $76,545. In total for 2017, we expect targeted dispositions to total approximately $850,000 to $1,000,000, some of which may be structured as 1031 Exchanges.

Market Summary
As a result of our capital recycling efforts over the past several years, we increased the amount of annualized base rent (ABR) in our target markets to 76.4% of our total multi-tenant retail ABR, or 76.9% including amounts attributable to our active redevelopments. The following table summarizes our operating portfolio by market as of September 30, 2017:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Target Markets
Dallas, Texas	19	$80,592	22.6%	$21.98	3,926	18.5%	93.4%	94.7%
Washington, D.C. / Baltimore, Maryland	13	50,209	14.1%	22.39	2,735	12.9%	82.0%	82.8%
New York, New York	9	34,661	9.7%	28.06	1,292	6.1%	95.6%	96.7%
Chicago, Illinois	7	25,688	7.2%	23.02	1,258	5.9%	88.7%	91.7%
Seattle, Washington	8	20,424	5.7%	15.18	1,477	7.0%	91.1%	91.7%
Atlanta, Georgia	9	18,401	5.2%	13.28	1,513	7.1%	91.6%	91.7%
Houston, Texas	9	15,173	4.3%	14.13	1,141	5.4%	94.1%	94.5%
San Antonio, Texas	3	12,138	3.4%	17.17	723	3.4%	97.8%	98.9%
Phoenix, Arizona	3	9,886	2.8%	17.36	632	3.0%	90.1%	91.4%
Austin, Texas	4	5,170	1.4%	15.99	350	1.7%	92.4%	93.7%
Subtotal	84	272,342	76.4%	19.93	15,047	71.0%	90.8%	91.9%

Non-Target – Top 50 MSAs	14	37,903	10.6%	15.50	2,641	12.5%	92.6%	94.1%

Subtotal Target Markets and Top 50 MSAs	98	310,245	87.0%	19.25	17,688	83.5%	91.1%	92.2%

Non-Target – Other	16	46,199	13.0%	14.09	3,504	16.5%	93.6%	93.9%

Total Multi-Tenant Retail	114	356,444	100.0%	18.38	21,192	100.0%	91.5%	92.5%

Single-User Retail	6	10,669		23.45	455		100.0%	100.0%

Total Retail	120	367,113		18.50	21,647		91.7%	92.7%

Office	1	1,921		15.55	895		13.8%	46.1%

Total Operating Portfolio (b)	121	$369,034		$18.48	22,542		88.6%	90.8%

(a)
Excludes $7,548 of multi-tenant retail ABR and 816 square feet of multi-tenant retail GLA attributable to our two active redevelopments, which are located in the Washington, D.C./Baltimore MSA. Including these amounts, 76.9% of our multi-tenant retail ABR and 72.1% of our multi-tenant retail GLA is located in our target markets.

(b)	Excludes six multi-tenant retail operating properties classified as held for sale as of September 30, 2017.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the nine months ended September 30, 2017. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	279	1,568	$19.10	$17.90	6.7%	4.9	$1.56
Comparable New Leases	32	177	$23.16	$19.37	19.6%	8.4	$45.73
Non-Comparable New and Renewal Leases (b)	73	305	$18.90	N/A	N/A	6.9	$27.84
Total	384	2,050	$19.51	$18.05	8.1%	5.5	$9.29

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

Our leasing efforts continue to be focused on (i) natural lease expirations, (ii) spaces previously occupied by bankrupt tenants, (iii) vacant anchor and small shop space and (iv) space within our redevelopment projects. As we lease vacant space, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and optimize the mix of operators and unique retailers at our properties.
We continue to focus on leasing the vacant space at our one remaining office property and have leased 413,000 square feet of the available 895,000 square feet as of September 30, 2017.
Capital Markets
During the nine months ended September 30, 2017, we:

•
defeased the IW JV portfolio of mortgages payable, which had an outstanding principal balance of $379,435 and an interest rate of 7.50%, and incurred a defeasance premium and associated fees totaling $60,198;

•	repaid $100,000 of our unsecured term loan due 2018;

•	received funding in the amount of $200,000 on a seven-year unsecured term loan;

•	entered into two agreements to swap a total of $200,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt to a fixed interest rate of 1.26% through November 22, 2018;

•	borrowed $101,000, net of repayments, on our unsecured revolving line of credit;

•	repaid $94,409 of mortgages payable and made scheduled principal payments of $3,619 related to amortizing loans; and

•
repurchased 9,829 shares of our common stock at an average price per share of $12.76 for a total of $125,589, which includes 396 shares repurchased in September 2017 at an average price per share of $13.08 for a total of $5,187, which settled on October 2, 2017, resulting in $115,570 remaining available under our $250,000 common stock repurchase program.

Distributions
We declared quarterly distributions totaling $1.3125 per share of preferred stock and quarterly distributions totaling $0.496875 per share of common stock during the nine months ended September 30, 2017.

Results of Operations
Comparison of Results for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	Change
Revenues
Rental income	$100,977	$113,627	$(12,650)
Tenant recovery income	28,024	29,130	(1,106)
Other property income	1,518	1,769	(251)
Total revenues	130,519	144,526	(14,007)

Expenses
Operating expenses	19,572	20,285	(713)
Real estate taxes	21,863	19,937	1,926
Depreciation and amortization	51,469	56,763	(5,294)
Provision for impairment of investment properties	45,822	4,742	41,080
General and administrative expenses	7,785	11,110	(3,325)
Total expenses	146,511	112,837	33,674

Operating (loss) income	(15,992)	31,689	(47,681)

Interest expense	(21,110)	(25,602)	4,492
Other (expense) income, net	(76)	22	(98)
(Loss) income from continuing operations	(37,178)	6,109	(43,287)
Gain on sales of investment properties	73,082	66,385	6,697
Net income	35,904	72,494	(36,590)
Preferred stock dividends	(2,362)	(2,362)	—
Net income attributable to common shareholders	$33,542	$70,132	$(36,590)
Net income attributable to common shareholders decreased $36,590 from $70,132 for the three months ended September 30, 2016 to $33,542 for the three months ended September 30, 2017 primarily as a result of the following:

•
a $41,080 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $45,822 and $4,742 for the three months ended September 30, 2017 and 2016, respectively; and

•
a $12,650 decrease in rental income primarily consisting of a $12,601 decrease in base rent, which resulted from the operating properties sold during 2016 and 2017 or classified as held for sale as of September 30, 2017, along with our one remaining office property and our redevelopment properties, partially offset by an increase from the operating properties acquired during 2016 and 2017 and growth from our same store portfolio;

partially offset by

•
a $6,697 increase in gain on sales of investment properties related to the sales of 11 investment properties, representing approximately 1,813,300 square feet of GLA, during the three months ended September 30, 2017 compared to the sales of 12 investment properties, representing approximately 1,254,000 square feet of GLA, during the three months ended September 30, 2016;

•
a $5,294 decrease in depreciation and amortization primarily due to the write-off of assets taken out of service at a redevelopment property during the three months ended September 30, 2016, along with a decrease from the investment properties sold or classified as held for sale as of September 30, 2017, partially offset by an increase from the acquisition of investment properties during the three months ended September 30, 2017; and

•	a $4,492 decrease in interest expense primarily consisting of:

•	an $11,032 decrease in interest on mortgages payable due to a reduction in mortgage debt;
partially offset by

•	a $2,998 increase in prepayment penalties;

•
a $2,080 increase in interest from our 4.08% senior unsecured notes due 2026 and our 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), which were issued in September and December 2016, respectively; and

•	a $1,514 increase in interest on our Term Loan Due 2023, which funded in January 2017.
Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income, (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than straight-line ground rent expense (non-cash) and amortization of acquired ground lease intangibles (non-cash). NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Operating income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net (loss) income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.
Same store portfolio
For the three and nine months ended September 30, 2017, our same store portfolio consisted of 110 retail operating properties acquired or placed in service and stabilized prior to January 1, 2016. The number of properties in our same store portfolio decreased to 110 as of September 30, 2017 from 123 as of June 30, 2017 as a result of the following:

•	the removal of eight same store investment properties sold during the three months ended September 30, 2017; and

•
the removal of five same store investment properties classified as held for sale as of September 30, 2017. Century III Plaza, which is also classified as held for sale as of September 30, 2017, did not impact the number of same store properties as it was classified as held for sale as of June 30, 2017.

The sales of Boulevard Plaza on July 20, 2017, Irmo Station on July 26, 2017 and Lakepointe Towne Center on August 4, 2017 did not impact the number of same store properties as they were classified as held for sale as of June 30, 2017.
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

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
Net income attributable to common shareholders	$33,542	$70,132	$(36,590)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	2,362	2,362	—
Gain on sales of investment properties	(73,082)	(66,385)	(6,697)
Depreciation and amortization	51,469	56,763	(5,294)
Provision for impairment of investment properties	45,822	4,742	41,080
General and administrative expenses	7,785	11,110	(3,325)
Interest expense	21,110	25,602	(4,492)
Straight-line rental income, net	(1,849)	(1,226)	(623)
Amortization of acquired above and below market lease intangibles, net	(482)	(1,441)	959
Amortization of lease inducements	242	265	(23)
Lease termination fees	(188)	(385)	197
Straight-line ground rent expense	674	692	(18)
Amortization of acquired ground lease intangibles	(140)	(140)	—
Other expense (income), net	76	(22)	98
NOI	87,341	102,069	(14,728)
NOI from Other Investment Properties	(12,054)	(27,548)	15,494
Same Store NOI	$75,287	$74,521	$766

	Three Months Ended September 30,
	2017	2016	Change
Same Store NOI:
Base rent	$82,163	$80,918	$1,245
Percentage and specialty rent	603	531	72
Tenant recovery income	24,499	22,838	1,661
Other property operating income	832	881	(49)
	108,097	105,168	2,929

Property operating expenses	14,814	15,084	(270)
Bad debt expense	148	(74)	222
Real estate taxes	17,848	15,637	2,211
	32,810	30,647	2,163

Same Store NOI	$75,287	$74,521	$766
Same Store NOI increased $766, or 1.0%, primarily due to the following:

•
base rent increased $1,245 primarily due to an increase of $622 from contractual rent changes, $511 from re-leasing spreads and $193 from rent abatements, partially offset by a decrease of $106 from occupancy changes;

partially offset by

•
property operating expenses and real estate taxes, net of tenant recovery income, increased $280 primarily due to higher net real estate tax refunds during the three months ended September 30, 2016; and

•	bad debt expense increased $222.

Comparison of Results for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Change
Revenues
Rental income	$316,968	$344,081	$(27,113)
Tenant recovery income	88,334	89,140	(806)
Other property income	6,249	7,170	(921)
Total revenues	411,551	440,391	(28,840)

Expenses
Operating expenses	62,440	63,438	(998)
Real estate taxes	65,229	60,966	4,263
Depreciation and amortization	157,268	163,602	(6,334)
Provision for impairment of investment properties	58,856	11,048	47,808
General and administrative expenses	29,368	33,289	(3,921)
Total expenses	373,161	332,343	40,818

Operating income	38,390	108,048	(69,658)

Gain on extinguishment of debt	—	13,653	(13,653)
Gain on extinguishment of other liabilities	—	6,978	(6,978)
Interest expense	(128,077)	(78,343)	(49,734)
Other income, net	380	449	(69)
(Loss) income from continuing operations	(89,307)	50,785	(140,092)
Gain on sales of investment properties	230,874	97,737	133,137
Net income	141,567	148,522	(6,955)
Preferred stock dividends	(7,087)	(7,087)	—
Net income attributable to common shareholders	$134,480	$141,435	$(6,955)
Net income attributable to common shareholders decreased $6,955 from $141,435 for the nine months ended September 30, 2016 to $134,480 for the nine months ended September 30, 2017 primarily as a result of the following:

•	a $49,734 increase in interest expense primarily consisting of:

•
a $67,513 increase in prepayment penalties and defeasance premiums and a $3,395 increase in capitalized loan fee write-offs primarily related to the defeasance of the IW JV portfolio of mortgages payable during the nine months ended September 30, 2017, which resulted in a defeasance premium and associated fees totaling $60,198 and the write-off of $4,003 of capitalized loan fees;

•
a $6,240 increase in interest from our 4.08% senior unsecured notes due 2026 and our 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), which were issued in September and December 2016, respectively; and

•	a $4,460 increase in interest on our Term Loan Due 2023, which funded in January 2017;
partially offset by

•	a $33,065 decrease in interest on mortgages payable due to a reduction in mortgage debt;

•
a $47,808 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $58,856 and $11,048 for the nine months ended September 30, 2017 and 2016, respectively;

•
a $27,113 decrease in rental income primarily consisting of a $26,936 decrease in base rent, which resulted from the operating properties sold during 2016 and 2017 or classified as held for sale as of September 30, 2017, along with our one remaining office property and our redevelopment properties, partially offset by an increase from the operating properties acquired during 2016 and 2017 and growth from our same store portfolio;

•
a $13,653 gain on extinguishment of debt recognized during the nine months ended September 30, 2016 associated with the disposition of The Gateway through a lender-directed sale in full satisfaction of our mortgage obligation. No such gain was recorded during the nine months ended September 30, 2017; and

•
a $6,978 gain on extinguishment of other liabilities recognized during the nine months ended September 30, 2016 related to the acquisition of the fee interest in Ashland & Roosevelt, one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of the straight-line ground rent liability associated with the ground lease. No such gain was recorded during the nine months ended September 30, 2017;

partially offset by

•
a $133,137 increase in gain on sales of investment properties related to the sales of 34 investment properties and a single-user parcel located at an existing multi-tenant retail operating property, representing approximately 4,302,400 square feet of GLA, during the nine months ended September 30, 2017 compared to the sales of 28 investment properties and one outparcel, representing approximately 2,387,700 square feet of GLA, during the nine months ended September 30, 2016; and

•
a $6,334 decrease in depreciation and amortization primarily due to the write-off of assets taken out of service at a redevelopment property during the nine months ended September 30, 2016, along with a decrease from the investment properties sold or classified as held for sale as of September 30, 2017, partially offset by an increase from the acquisition of investment properties during the nine months ended September 30, 2017.

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Net income attributable to common shareholders	$134,480	$141,435	$(6,955)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	7,087	7,087	—
Gain on sales of investment properties	(230,874)	(97,737)	(133,137)
Depreciation and amortization	157,268	163,602	(6,334)
Provision for impairment of investment properties	58,856	11,048	47,808
General and administrative expenses	29,368	33,289	(3,921)
Gain on extinguishment of debt	—	(13,653)	13,653
Gain on extinguishment of other liabilities	—	(6,978)	6,978
Interest expense	128,077	78,343	49,734
Straight-line rental income, net	(3,109)	(3,054)	(55)
Amortization of acquired above and below market lease intangibles, net	(1,762)	(2,412)	650
Amortization of lease inducements	824	817	7
Lease termination fees	(2,310)	(3,070)	760
Straight-line ground rent expense	2,037	2,372	(335)
Amortization of acquired ground lease intangibles	(420)	(420)	—
Other income, net	(380)	(449)	69
NOI	279,142	310,220	(31,078)
NOI from Other Investment Properties	(52,111)	(87,028)	34,917
Same Store NOI	$227,031	$223,192	$3,839

	Nine Months Ended September 30,
	2017	2016	Change
Same Store NOI:
Base rent	$246,496	$242,589	$3,907
Percentage and specialty rent	2,433	2,621	(188)
Tenant recovery income	71,777	68,961	2,816
Other property operating income	2,474	2,386	88
	323,180	316,557	6,623

Property operating expenses	44,224	45,435	(1,211)
Bad debt expense	668	355	313
Real estate taxes	51,257	47,575	3,682
	96,149	93,365	2,784

Same Store NOI	$227,031	$223,192	$3,839
Same Store NOI increased $3,839, or 1.7%, primarily due to an increase of $3,907 in base rent primarily as a result of increases in the following: $1,905 from contractual rent changes, $1,647 from re-leasing spreads and $300 from rent abatements.
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
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, impairment charges to write down the carrying value of assets other than depreciable real estate, litigation involving the Company, including actual or anticipated settlement and associated legal costs, and the impact on earnings from executive separation, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders.
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

The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$33,542	$70,132	$134,480	$141,435
Depreciation and amortization of depreciable real estate	50,867	56,384	155,857	162,577
Provision for impairment of investment properties	45,822	4,742	58,856	8,884
Gain on sales of depreciable investment properties	(73,082)	(66,385)	(230,874)	(97,737)
FFO attributable to common shareholders	$57,149	$64,873	$118,319	$215,159

FFO attributable to common shareholders per common share outstanding	$0.25	$0.27	$0.51	$0.91

FFO attributable to common shareholders	$57,149	$64,873	$118,319	$215,159
Impact on earnings from the early extinguishment of debt, net	3,006	—	71,675	(12,842)
Provision for hedge ineffectiveness	5	(38)	16	(35)
Provision for impairment of non-depreciable investment property	—	—	—	2,164
Gain on extinguishment of other liabilities	—	—	—	(6,978)
Impact on earnings from executive separation, net (a)	(1,086)	—	(1,086)	—
Other (b)	207	(5)	188	(189)
Operating FFO attributable to common shareholders	$59,281	$64,830	$189,112	$197,279

Operating FFO attributable to common shareholders per common share outstanding	$0.26	$0.27	$0.81	$0.83

(a)	Reflected as a reduction to “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

(b)
Primarily consists of the impact on earnings from litigation involving the Company, including actual or anticipated settlement and associated legal costs, which are included in “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

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
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, increased liquidity and higher unencumbered asset ratio. We funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of September 30, 2017, we had $1,003 of principal amortization due through the end of 2017, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of September 30, 2017:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$288,252	4.99%	Various	5.5 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	3.8 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	6.8 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	7.5 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	9.0 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	11.3 years
Total unsecured notes payable (a)	700,000	4.19%		7.5 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (b)	250,000	1.97%	January 5, 2021	3.3 years
Term loan due 2018 – variable rate (c)	100,000	2.68%	May 11, 2018 (c)	0.6 years
Revolving line of credit – variable rate (c)	187,000	2.59%	January 5, 2020 (c)	2.3 years
Total unsecured credit facility (a)	537,000	2.32%		2.4 years

Term Loan Due 2023 – fixed rate (a) (d)	200,000	2.96%	November 22, 2023	6.1 years

Total consolidated indebtedness	$1,725,252	3.60%		5.4 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $1,087, discount of $(590) and capitalized loan fees of $(649), net of accumulated amortization, as of September 30, 2017 and a $7,680 mortgage payable and capitalized loan fees of $(25), net of accumulated amortization, associated with one investment property classified as held for sale as of September 30, 2017. Unsecured notes payable excludes discount of $(882) and capitalized loan fees of $(3,523), net of accumulated amortization, as of September 30, 2017. Term loans exclude capitalized loan fees of $(3,086), net of accumulated amortization, as of September 30, 2017. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a weighted average fixed rate of 0.67% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through December 31, 2017. The applicable credit spread was 1.30% as of September 30, 2017.

(c)
We have two one year extension options on the term loan due 2018 and two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% for the term loan and 0.075% of the commitment amount being extended for the revolving line of credit.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of September 30, 2017.

Mortgages Payable
During the nine months ended September 30, 2017, we repaid or defeased mortgages payable in the total amount of $473,844, which had a weighted average fixed interest rate of 7.09%, and made scheduled principal payments of $3,619 related to amortizing loans. Included within the total repayments and defeasances for the nine months ended September 30, 2017 is the defeasance of a portfolio of mortgages payable with a principal balance of $379,435 as of December 31, 2016 and an interest rate of 7.50% that was cross-collateralized by 45 properties and scheduled to mature in 2019 (known as the IW JV portfolio of mortgages payable). We incurred a defeasance premium and associated fees totaling $60,198 in connection with this transaction, which are included within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.

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
As of September 30, 2017, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On January 6, 2016, we entered into our fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a second unsecured term loan which had an outstanding balance of $200,000 at inception, of which we repaid $100,000 during the nine months ended September 30, 2017, and is priced on a leverage grid at a rate of LIBOR plus a credit spread. We received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. As of September 30, 2017, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.

The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Unused Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.30% - 2.20%	N/A	0.90% - 1.75%	N/A
$100,000 unsecured term loan	5/11/2018	2 one year	0.15%	1.45% - 2.20%	N/A	1.05% - 2.05%	N/A
$750,000 unsecured revolving line of credit	1/5/2020	2 six month	0.075%	1.35% - 2.25%	0.15% - 0.25%	0.85% - 1.55%	0.125% - 0.30%
The Unsecured Credit Facility has a $400,000 accordion option that allows us, at our election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) our ability to obtain additional lender commitments.
The Unsecured Credit Agreement contains customary covenants and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2017, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
As of September 30, 2017, we had letter(s) of credit outstanding totaling $9,645 which serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of September 30, 2017, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Term Loan Agreement contains customary covenants and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2017, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.

Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of September 30, 2017 for the remainder of 2017, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of September 30, 2017. The table does not reflect the impact of any debt activity that occurred after September 30, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,003	$4,177	$25,257	$3,923	$22,820	$231,072	$288,252	$302,451
Fixed rate term loans (b)	—	—	—	—	250,000	200,000	450,000	451,174
Unsecured notes payable (c)	—	—	—	—	100,000	600,000	700,000	699,725
Total fixed rate debt	1,003	4,177	25,257	3,923	372,820	1,031,072	1,438,252	1,453,350

Variable rate debt:
Variable rate term loan and revolving line of credit	—	100,000	—	187,000	—	—	287,000	287,315
Total debt (d)	$1,003	$104,177	$25,257	$190,923	$372,820	$1,031,072	$1,725,252	$1,740,665

Weighted average interest rate on debt:
Fixed rate debt	5.10%	5.05%	7.29%	4.62%	2.73%	4.08%	3.79%
Variable rate debt (e)	—	2.68%	—	2.59%	—	—	2.62%
Total	5.10%	2.78%	7.29%	2.63%	2.73%	4.08%	3.60%

(a)
Excludes mortgage premium of $1,087 and discount of $(590), net of accumulated amortization, as of September 30, 2017 and a $7,680 mortgage payable associated with one investment property classified as held for sale as of September 30, 2017.

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

(c)	Excludes discount of $(882), net of accumulated amortization, as of September 30, 2017.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.4 years as of September 30, 2017. Total debt excludes capitalized loan fees of $(7,283), net of accumulated amortization, as of September 30, 2017, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of September 30, 2017.
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
In December 2015, we entered into an at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our unsecured revolving line of credit. We did not sell any shares under our ATM equity program during the nine months ended September 30, 2017. As of September 30, 2017, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
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
The following table presents activity under our common stock repurchase program during the nine months ended September 30, 2017:

	Number of Common Shares Repurchased	Average Price per Share	Total Repurchases
First quarter 2017	—	$—	$—
Second quarter 2017	6,024	$12.55	$75,697
Third quarter 2017 (a)	3,805	$13.09	$49,892
Year to date September 30, 2017	9,829	$12.76	$125,589

(a)	Includes 396 shares repurchased in September 2017 at an average price per share of $13.08 for a total of $5,187, which settled on October 2, 2017.
As of September 30, 2017, $115,570 remained available under our common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements, including expansions and pad developments, at our operating properties and our one remaining office property in 2017 can be met with cash flows from operations, asset dispositions and working capital.
We began redevelopment activities at Reisterstown Road Plaza and Towson Circle in 2016. We have invested a total of approximately $18,600 in these projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate that to complete these projects, it will require an additional $23,900 to $26,900, net of proceeds from land sales, reimbursement from third parties and contributions from a project partner, as applicable. We anticipate funding the redevelopments with cash flows from operations, asset dispositions, working capital and proceeds from our unsecured revolving line of credit.
Dispositions
We continue to execute our portfolio repositioning strategy of disposing of select non-target and single-user properties. The following table highlights our property dispositions during 2016 and the nine months ended September 30, 2017:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2017 Dispositions (through September 30, 2017)	35	4,302,400	$642,712	$562,433	$19,691	(c)
2016 Dispositions	46	3,013,900	$540,362	$448,216	$94,353	(c) (d)

(a)
2017 dispositions include the disposition of CVS Pharmacy – Sylacauga and the Home Depot parcel at Century III Plaza, both of which were classified as held for sale as of December 31, 2016. 2016 dispositions include the disposition of one development property, which was not under active development.

(b)
Represents total consideration net of transaction costs and proceeds temporarily restricted related to potential 1031 Exchanges. 2017 dispositions exclude proceeds of $65,086 which are temporarily restricted related to potential 1031 Exchanges.

(c)
Excludes $155,011 and $10,695 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the nine months ended September 30, 2017 and year ended December 31, 2016, respectively.

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

In addition to the transactions presented in the preceding table, during the nine months ended September 30, 2017, we received escrow funds related to a 2016 property disposition and a condemnation award, which resulted in net proceeds totaling $1,636. During the year ended December 31, 2016, we also received proceeds of $2,549 from the sale of a single-user outparcel.
Acquisitions
We continue to execute our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2016 and the nine months ended September 30, 2017:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2017 Acquisitions (through September 30, 2017) (a)	8	331,400	$147,586	$—
2016 Acquisitions (b)	9	1,102,300	$408,308	$15,971

(a)
2017 acquisitions include the purchase of the following: 1) the fee interest in our Boulevard at the Capital Centre multi-tenant retail operating property that was previously subject to a ground lease with a third party and 2) the remaining five phases under contract, including the development rights for additional multi-family units, at our One Loudoun Downtown multi-tenant retail operating property that was acquired in phases as the seller completed construction on stand-alone buildings at the property. The total number of properties in our portfolio was not affected by these transactions.

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

Summary of Cash Flows

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by operating activities	$181,678	$205,008	$(23,330)
Net cash provided by (used in) investing activities	374,548	(8,254)	382,802
Net cash used in financing activities	(579,693)	(179,107)	(400,586)
(Decrease) increase in cash and cash equivalents	(23,467)	17,647	(41,114)
Cash and cash equivalents, at beginning of period	53,119	51,424
Cash and cash equivalents, at end of period	$29,652	$69,071
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, and (iv) gains on extinguishment of debt and other liabilities. Net cash provided by operating activities during the nine months ended September 30, 2017 decreased $23,330 primarily due to the following:

•
a $31,078 decrease in NOI, consisting of a decrease in NOI from properties that were sold or held for sale in 2016 and 2017 and other properties not included in our same store portfolio of $34,917, partially offset by an increase in Same Store NOI of $3,839; and

•	a $5,810 increase in cash paid for leasing fees and inducements;

partially offset by

•	a $12,243 decrease in cash paid for interest;

•	a $758 decrease in cash bonuses paid; and

•	ordinary course fluctuations in working capital accounts.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, in addition to changes in restricted escrows. Net cash flows from investing activities during the nine months ended September 30, 2017 increased $382,802 primarily due to the following:

•	a $256,714 increase in proceeds from the sales of investment properties;

•	a $119,667 decrease in cash paid to purchase investment properties; and

•	a $26,818 net change in restricted escrow activity;
partially offset by

•	a $10,845 increase in investment in developments in progress; and

•	a $9,358 increase in capital expenditures and tenant improvements.
We will continue to execute our investment strategy by pursuing targeted dispositions. The majority of the proceeds from disposition activity for the remainder of 2017 is expected to be used to acquire high quality, multi-tenant retail assets within our target markets, fund redevelopment, expansion and pad development activities, repay debt, repurchase our common stock and redeem our preferred stock. In addition, tenant improvement costs associated with re-leasing vacant space may continue to be significant.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our unsecured revolving line of credit and the issuance of debt instruments, partially offset by distribution payments, repayments of our unsecured revolving line of credit and other debt instruments, principal payments on mortgages payable, the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable and repurchases of our common stock. Net cash flows from financing activities during the nine months ended September 30, 2017 decreased $400,586 primarily due to the following:

•	the $439,403 purchase of U.S. Treasury securities in connection with defeasance of the IW JV portfolio of mortgages payable during the nine months ended September 30, 2017;

•	$120,402 paid in 2017 to repurchase common shares through our share repurchase program;

•	the repayment of $100,000 on our unsecured term loan due 2018 during the nine months ended September 30, 2017;

•	a $100,000 decrease in proceeds from the issuance of unsecured notes related to a $100,000 private placement transaction during the nine months ended September 30, 2016; and

•	a $52,784 increase in principal payments on mortgages payable;
partially offset by

•	a $201,000 increase in net proceeds from our unsecured revolving line of credit;

•	$200,000 of proceeds from the Term Loan Due 2023, which funded in January 2017;

•	a $6,376 decrease in the payment of loan fees and deposits; and

•
a $3,545 decrease in distributions paid as a result of the timing of the third quarter preferred distribution payment and a decrease in common shares outstanding due to the repurchase of common shares through our share repurchase program.

We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the nine months ended September 30, 2017, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies and Estimates
Our 2016 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and unconsolidated joint ventures, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the nine months ended September 30, 2017, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to September 30, 2017, we:

•
closed on the disposition of Forks Town Center, a 100,300 square foot multi-tenant retail operating property located in Easton, Pennsylvania, which was classified as held for sale as of September 30, 2017, for a sales price of $23,800 with an anticipated gain on sale. The mortgage payable, with a principal balance of $7,680 as of September 30, 2017 and an interest rate of 7.70%, was repaid in conjunction with the disposition;

•
closed on the disposition of Placentia Town Center, a 111,000 square foot multi-tenant retail operating property located in Placentia, California, which was classified as held for sale as of September 30, 2017, for a sales price of $35,725 with an anticipated gain on sale;

•
closed on the disposition of Five Forks, a 70,200 square foot multi-tenant retail operating property located in Simpsonville, South Carolina, which was classified as held for sale as of September 30, 2017, for a sales price of $10,720 with an anticipated gain on sale;

•
closed on the disposition of Saucon Valley Square, a 80,700 square foot multi-tenant retail operating property located in Bethlehem, Pennsylvania, which was classified as held for sale as of September 30, 2017, for a sales price of $6,300 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges;

•
announced that we will redeem all 5,400 outstanding shares of our 7.00% Series A cumulative redeemable preferred stock on December 20, 2017 for cash at a redemption price of $25.00 per preferred share, plus $0.3840 per preferred share representing all accrued and unpaid dividends up to, but excluding, December 20, 2017; and

•
declared the cash dividend for the fourth quarter of 2017 of $0.165625 per share on our outstanding Class A common stock, which will be paid on January 10, 2018 to Class A common shareholders of record at the close of business on December 27, 2017.

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
As of September 30, 2017, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of September 30, 2017 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Asset
Fixed rate portion of Unsecured Credit Facility	$250,000	December 31, 2017	$367
Term Loan Due 2023	200,000	November 22, 2018	524
	$450,000		$891
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of September 30, 2017 for the remainder of 2017, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical decrease in our derivative asset of approximately $2,559.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $23,056 lower than the fair value as of September 30, 2017.
We had $287,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.62% as of September 30, 2017. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of September 30, 2017, interest expense would increase by approximately $2,870 on an annualized basis.
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
Based on management’s evaluation as of September 30, 2017, our President, Chief Executive Officer and Treasurer and Interim Principal Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our President, Chief Executive Officer and Treasurer and Interim Principal Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended September 30, 2017 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchases during the quarter ended September 30, 2017, including, where applicable, shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted shares, and amounts outstanding under our common stock repurchase program.

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
July 1, 2017 to July 31, 2017	—	$—	—	$165,462
August 1, 2017 to August 31, 2017	1,466	$13.15	1,462	$146,207
September 1, 2017 to September 30, 2017 (b)	2,343	$13.06	2,343	$115,570
Total	3,809	$13.09	3,805	$115,570

(a)	As disclosed on the Form 8-K dated December 15, 2015, represents the amount outstanding under our $250,000 common stock repurchase program, which has no scheduled expiration date.

(b)	Includes 396 shares repurchased in September 2017 at an average price per share of $13.08 for a total of $5,187, which settled on October 2, 2017.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of President, Chief Executive Officer and Treasurer and Interim Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President, Chief Executive Officer and Treasurer and Interim Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the Three-Month Periods and Nine-Month Periods Ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President, Chief Executive Officer and Treasurer
(Principal Executive Officer and Interim Principal Financial Officer)
Date:	November 1, 2017

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date:	November 1, 2017