Form 10-K
period 2017-12-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2018-02-14
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Title of class
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the Class A common stock held by non-affiliates was approximately $2.8 billion based upon the closing price as reported on the New York Stock Exchange on June 30, 2017 of $12.21 per share. (For this computation, the Registrant has excluded the market value of all shares of Class A common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
Number of shares outstanding of the registrant’s classes of common stock as of February 9, 2018:
Class A common stock:    219,425,764 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 24, 2018 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2017.

RETAIL PROPERTIES OF AMERICA, INC.

PART I
All dollar amounts and share amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share amounts. In this report, all references to “we”, “our” and “us” refer collectively to Retail Properties of America, Inc. and its subsidiaries.
ITEM 1. BUSINESS
General
Retail Properties of America, Inc. is a real estate investment trust (REIT) that owns and operates high quality, strategically located shopping centers in the United States. As of December 31, 2017, we owned 112 retail operating properties representing 20,265,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of December 31, 2017:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Neighborhood and community centers	58	8,418	93.0%	93.7%
Power centers	34	7,670	95.3%	96.2%
Lifestyle centers and mixed-use properties	15	3,797	92.8%	94.4%
Total multi-tenant retail	107	19,885	93.8%	94.8%
Single-user retail	5	380	100.0%	100.0%
Total retail operating portfolio	112	20,265	93.9%	94.9%
Office	1	895	23.8%	46.1%
Total operating portfolio (b)	113	21,160	91.0%	92.8%

(a)	Includes leases signed but not commenced.

(b)	Excludes one single-user retail operating property classified as held for sale as of December 31, 2017.
In addition to our operating portfolio, as of December 31, 2017, we owned two properties that were in active redevelopment and one property where we have begun activities in anticipation of future redevelopment.
Operating History
We are a Maryland corporation formed in March 2003 and have been publicly held and subject to U.S. Securities and Exchange Commission (SEC) reporting requirements since 2003. We were initially formed as Inland Western Retail Real Estate Trust, Inc. and on March 8, 2012, we changed our name to Retail Properties of America, Inc.
Business Objectives and Strategies
In 2012, management began transforming our portfolio in an effort to focus the portfolio on high quality, multi-tenant retail properties. The core objective of this effort was to become a prominent owner of multi-tenant retail properties primarily located in certain markets. We believe that a geographically focused portfolio allows us to optimize our operating platform and enhance our operating performance. The markets we identified include: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin, which generally feature one or more of the following characteristics:

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
Since the beginning of 2012, we have sold 206 properties for aggregate consideration of $3,214,763, including our pro rata share of unconsolidated joint ventures and three development properties, with a majority of the proceeds used for the acquisition of high quality, multi-tenant retail assets, debt reduction and repurchases of our common stock. Since we began executing on our external growth initiatives in the fourth quarter of 2013, we have purchased 33 properties for aggregate consideration of $1,590,647, including our pro rata share of unconsolidated joint ventures. As a result of these efforts, we have strengthened our portfolio and balance sheet and have geographically focused our portfolio, with approximately 84% of our multi-tenant retail annualized base rent (ABR) as of December 31, 2017 in the top 25 metropolitan statistical areas (MSAs), as determined by the United States Census Bureau and ranked based on the most recently available population estimates. Subject to favorable market conditions, among other factors, we expect to effectively complete our portfolio transformation in early 2018 and moving forward, we expect to maximize value through mixed-use redevelopment, leasing and opportunistic, accretive property recycling.
Competition
In seeking new investment opportunities, we compete with other real estate investors, including other REITs, pension funds, insurance companies, foreign investors, real estate partnerships, private equity funds, private individuals and other real estate companies.
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
Based on these factors, we believe that the size and scope of our property portfolio and operating platform, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants. We believe that our geographically-focused strategy enhances our ability to drive revenue growth by more thoroughly understanding the local market dynamics and by increasing our market relevancy.
Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at the generally applicable corporate tax rate. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income. We have one wholly-owned consolidated subsidiary that has jointly elected to be treated as a taxable REIT subsidiary, or TRS, for U.S. federal income tax purposes. A TRS is taxed on its net income at the generally applicable corporate tax rate. The income tax expense incurred through the TRS has not had a material impact on our consolidated financial statements.

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
Insurance
We carry comprehensive liability and property insurance coverage inclusive of fire, extended coverage, earthquakes, terrorism and loss of income insurance covering all of the properties in our portfolio under a blanket policy. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We believe that the properties in our portfolio are adequately insured. Terrorism insurance is carried on all properties in an amount and with deductibles that we believe are commercially reasonable. Refer to Item 1A. “Risk Factors” for more information. The terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. Insurance coverage is not provided for losses attributable to riots or certain acts of God.
Employees
As of December 31, 2017, we had 220 employees.
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
Shareholders wishing to communicate directly with our board of directors or any committee thereof can do so by writing to the attention of the Board of Directors or applicable committee in care of Retail Properties of America, Inc. at 2021 Spring Road, Suite 200, Oak Brook, Illinois 60523.

Recent Tax Legislation
The recently enacted H.R. 1, informally titled as the “Tax Cuts and Jobs Act” (TCJA), generally applicable for tax years beginning after December 31, 2017, made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their shareholders, and, in certain cases, that modify the tax rules.
Among other changes, the TCJA made the following changes:

•
for tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced and (ii) non-corporate taxpayers are permitted to take a deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations;

•
the maximum withholding rate on distributions by us to non-U.S. shareholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%;

•
a U.S tax-exempt shareholder that is subject to tax on its unrelated business taxable income (UBTI) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI;

•
the maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21% and the corporate alternative minimum tax has been eliminated, which would generally reduce the amount of U.S. federal income tax payable by any taxable REIT subsidiary (TRS) that we own or form and by us to the extent we were subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations);

•	certain new limitations on net operating losses now apply; such limitations may affect net operating losses generated by us or any TRS that we own or form;

•
new limitations on the deductibility of interest expense may apply, including a new limitation on the deductibility of net business interest expense of up to 30% of our adjusted taxable income, and such limitations may affect the deductibility of interest paid or accrued by us or any TRS that we own or form. At the taxpayer’s election, the 30% of adjustable taxable income limitation does not apply to business interest of a real property trade or business (RPTOB). If the RPTOB election is made, it is irrevocable and the alternative depreciation system (ADS) must be used for non-residential real property, residential rental property and qualified improvement property held by the taxpayer;

•
there is no change to the depreciable lives for non-residential property (remains at 40 years). It appears Congress intended to (i) reduce the ADS recovery period of qualified improvement property to 20 years (generally previously 39 years) and (ii) provide 100% bonus depreciation for qualified improvement property expenditures through 2022 (with such bonus depreciation being phased down beginning in 2023 through 2026), but it also appears that unless Congress passes technical corrections to the TCJA, such reduced ADS recovery period and 100% bonus depreciation property will not be available. In addition, bonus depreciation is not applicable for the class lives required to use ADS (such as when the RPTOB election is made). The changes to depreciable lives and bonus depreciation may impact our depreciation deduction;

•
generally starting with compensation paid in 2018, Code Section 162(m) will limit the deduction of compensation, including performance-based compensation, in excess of $1,000 paid to anyone who serves as the principal executive officer or chief financial officer, or who is among the three most highly compensated executive officers for any taxable year. This change expanded the limitation to include the principal financial officer and continues after separation of service. Therefore, there may be an increase in the amount of compensation we provide to our executive officers that may not be deductible; and

•
the timing of recognition of certain income items for U.S. federal income tax purposes has changed to generally require us to recognize income items no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

This summary does not purport to be a detailed discussion of the changes to U.S. federal income tax laws as a result of the enactment of the TCJA. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their shareholders. Shareholders are urged to consult their own tax advisors regarding the effect of the TCJA based on their particular circumstances.

Taxation of Non-U.S. Holders of Debt Securities
For debt securities held by a non-U.S. debt holder that is not an individual, the IRS Form W-8BEN has been replaced by the IRS Form W-8BEN-E. Further, the IRS Form W-8BEN or IRS Form W-8BEN-E (as applicable) is generally effective for the remainder of the year of signature plus three full calendar years unless a change in circumstances renders any information on the form incorrect and is effective beyond such three calendar years only if, in addition to the absence of any change in circumstances makes any information on the form incorrect, the non-U.S. debt holder satisfies certain requirements specified in the applicable Treasury regulations.
ITEM 1A. RISK FACTORS
In evaluating our company, careful consideration should be given to the following risk factors, in addition to the other information included in this annual report. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our common stock or unsecured debt. In addition to the following disclosures, please refer to the other information contained in this report including the accompanying consolidated financial statements and the related notes.
RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES
There are inherent risks associated with real estate investments and the real estate industry, any of which could have an adverse impact on our financial performance and the value of our properties.
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

•
fluctuations in interest rates and the availability of financing, which could adversely affect our ability and the ability of potential buyers and tenants at our properties to obtain financing on favorable terms or at all;

•
changes in, and changes in the enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the ADA; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, hurricanes and floods, which may result in uninsured and underinsured losses.
During a period of economic slowdown or recession, or the public perception that such a period may occur, declining demand for real estate could result in a general decline in rents or an increase in the number of defaults among our existing tenants, and, consequently, our properties may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow funds to cover fixed costs, and our cash flow, financial condition and results of operations could be adversely affected. As such, the per share trading price of our Class A common stock, the market price of our debt securities and our ability to satisfy our principal and interest obligations and make distributions to our shareholders may be adversely affected.

Our financial condition and results of operations could be adversely affected by poor economic or market conditions where our properties are located, especially in markets where we have a high concentration of properties.
The economic conditions in markets where our properties are concentrated greatly influence our financial condition and results of operations. We are particularly susceptible to adverse economic and other developments in such areas, including increased unemployment, industry slowdowns, corporate layoffs or downsizing, relocations of businesses, decreased consumer confidence, adverse changes in demographics, increases in real estate and other taxes, increased regulation and natural disasters. As of December 31, 2017, approximately 78.9% of our GLA and approximately 82.2% of our ABR in our retail operating portfolio was from 15 of the top 25 MSAs, including amounts attributable to our redevelopments, and we may continue to increase our concentration in these markets if favorable market conditions exist. Notably, approximately 33.6% of our GLA and approximately 34.9% of our ABR in our retail operating portfolio was located in the state of Texas as of December 31, 2017. Poor economic or market conditions in markets where our properties are located, including those in Texas, may adversely affect our cash flow, financial condition and results of operations.
A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
Many retailers operating brick and mortar stores have made online sales a vital piece of their business. Although many of the retailers operating at our properties sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause declines in brick and mortar sales generated by certain of our tenants and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, our cash flow, financial condition and results of operations could be adversely affected.
We may choose not to renew leases or be unable to renew leases, lease vacant space or re-lease space as leases expire. In addition, rents associated with new or renewed leases may be less than expiring rents (lease roll-down) or, to facilitate leasing, we may choose to incur significant capital expenditures to improve our properties, which could adversely affect our cash flow, financial condition and results of operations.
Approximately 5.1% of the total GLA in our retail operating portfolio was vacant as of December 31, 2017, excluding leases signed but not commenced. In addition, as of December 31, 2017, leases accounting for approximately 35.8% of the ABR in our retail operating portfolio are scheduled to expire within the next three years. We may choose not to renew leases based on various strategic factors such as operating strength of the occupying tenant, its retail category, merchandising composition of the property, other leasing opportunities available to us or redevelopment plans for the property. In our efforts to lease space, we compete with numerous developers, owners and operators of retail properties, many of whom own properties similar to, and in the same sub-markets as, our properties. As a result, we cannot assure you that leases will be renewed or that current or future vacancies will be re-leased at rental rates equal to or above the current average rental rates without significant down time, or that substantial rent abatements, tenant improvements, lease inducements, early termination and co-tenancy rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. Additionally, we may incur significant capital expenditures or accommodate requests for renovations and other improvements to make our properties more attractive to tenants. If we choose not to or are unable to renew existing leases, lease vacant space or re-lease space as leases expire, or if rents associated with new or renewed leases are less than expiring rents or we incur significant capital expenditures to improve our properties, our cash flow, financial condition and results of operations could be adversely affected.
Our inability to collect rents from tenants or collect balances due on our leases from any tenants in bankruptcy or experiencing other significant financial hardship may negatively impact our cash flow, financial condition and results of operations.
Substantially all of our income is derived from rentals of real property. If sales generated by retailers operating at our properties decline sufficiently or if tenants encounter other significant financial hardships, they may be unable to pay their existing minimum rents or other charges. Tenants may also decline to extend or renew a lease upon its expiration on terms favorable to us, or at all, or may even exercise early termination rights to the extent available. If a significant number of our tenants are unable to make their rental payments to us or otherwise meet their lease obligations, our cash flow, financial condition and results of operations may be materially adversely affected. In addition, although minimum rent is generally supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close their stores. In the event that a tenant with a significant number of leases at our properties files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and we may not be able to collect all pre-petition amounts owed, which could adversely affect our cash flow, financial condition and results of operations.

If any of our anchor tenants experience a downturn in their business or terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Anchor tenants occupy a significant amount of the square footage and pay a significant portion of the total rent in our retail operating portfolio. Specifically, our 20 largest tenants based on ABR represent 37.5% of occupied GLA and 29.2% of ABR as of December 31, 2017. In addition, anchor tenants and “shadow” anchors, or retailers in or adjacent to our properties that occupy space we do not own, contribute to the success of other tenants by drawing customers to a property. The bankruptcy, insolvency or downturn in business of any of our anchor tenants could result in another tenant vacating its space, defaulting on its lease obligations, terminating its lease, exercising co-tenancy rights or renewing its lease at lower rental rates. As a result, our cash flow, financial condition and results of operations could be adversely affected.
If small shop tenants are not successful and, consequently, terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Small shop tenants, those that occupy less than 10,000 square feet, in our retail operating portfolio represent 31.7% of occupied GLA, but 48.1% of ABR as of December 31, 2017. Such tenants may have more limited resources than larger tenants and, as a result, may be more vulnerable to negative economic conditions. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and results of operations could be adversely affected.
Many of the leases at our retail properties contain provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our cash flow, financial condition and results of operations.
Some anchor tenants have the right to vacate their space and continue to pay rent through the end of their lease term, which inhibits our ability to re-lease the space during that period. Additionally, many of the leases at our retail properties contain provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or potentially its obligation to remain in the lease, on certain factors, including (i) the presence and continued operation of a certain anchor tenant or tenants, (ii) minimum occupancy levels at the applicable property or (iii) the amount of tenant sales. If such a provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, have its rent reduced or terminate its lease early. A tenant ceasing operations as a result of these provisions could cause a decrease in customer traffic and, therefore, decreased sales for other tenants at that property. To the extent these provisions result in lower revenue, our cash flow, financial condition and results of operations could be adversely affected.
Our expenses may remain constant or increase, even if income from our properties decreases, causing our cash flow, financial condition and results of operations to be adversely affected.
Certain costs associated with our business, such as real estate taxes, state and local taxes, insurance, utilities, mortgage payments and corporate expenses, are relatively inflexible and generally do not decrease when (i) a property’s occupancy decreases, (ii) rental rates decrease, (iii) a tenant fails to pay rent or (iv) other circumstances cause our revenues to decrease. If we are unable to reduce our operating costs in response to declines in revenue, our cash flow, financial condition and results of operations could be adversely affected. In addition, inflationary or other price increases could result in increased operating costs and increases in assessed valuations or changes in tax rates could result in increased real estate taxes for us and our tenants. The extent to which we are unable to fully recover such increases in operating expenses and real estate taxes from our tenants, our cash flow, financial condition and results of operations could be adversely affected.
We depend on external sources of capital that are outside of our control, which may affect our ability to execute on strategic opportunities, satisfy our debt obligations and make distributions to our shareholders.
In order to maintain our qualification as a REIT, under the Code, we are generally required to annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, as a REIT, we will be subject to income tax at the generally applicable corporate rate to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment and acquisition activities, payments of principal and interest on our existing debt, tenant improvements and leasing costs) from operating cash flow. Consequently, we may rely on third party sources to fund our capital needs. We may not be able to obtain the necessary capital on favorable terms, in the time period we desire, or at all. Additional debt we incur may increase our leverage, expose us to the risk of default and impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders. Our access to third party sources of capital depends, in part, on general market conditions, the market’s view of the quality of our assets, operating platform and growth potential, our current debt levels, and our current and expected future earnings, cash flow and distributions to our shareholders. If we cannot obtain capital from third-party sources, we may be unable to acquire or redevelop properties when strategic opportunities exist, satisfy our principal and interest obligations or make cash distributions to our shareholders necessary to maintain our qualification as a REIT.
We may be unable to sell a property at the time we desire and on favorable terms or at all, which could limit our ability to access capital through dispositions and could adversely affect our cash flow, financial condition and results of operations.
Real estate investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including (i) competition from other sellers, (ii) increases in market capitalization rates and (iii) the availability of attractive financing for potential buyers of our properties, and we cannot predict the market conditions affecting real estate investments that will exist at any particular time in the future. As a result of the uncertainty of market conditions, we cannot provide any assurance that we will be able to sell properties at a profit, or at all. In addition, and subject to certain safe harbor provisions, the Code generally imposes a 100% tax on gain recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business, rather than for investment, which may cause us to forego or defer sales of properties that otherwise would be attractive from a pre-tax perspective. Accordingly, our ability to access capital through dispositions may be limited, which could limit our ability to fund future capital needs.
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

•	even if we are able to acquire a desired property, competition from other potential investors may significantly increase the purchase price;

•	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including ones that are subsequently not completed;

•	we may be unable to finance acquisitions on favorable terms and in the time period we desire, or at all;

•	we may be unable to quickly and efficiently integrate newly acquired properties, particularly the acquisition of portfolios of properties, into our existing operations;

•	we may acquire properties that are not initially accretive to our results and we may not successfully manage and lease those properties to meet our expectations; and

•
we may acquire properties that are subject to liabilities without any recourse, or with only limited recourse to former owners, with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons to former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we are unable to acquire properties on favorable terms, obtain financing in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our cash flow, financial condition and results of operations could be adversely affected.
Future joint venture investments could be adversely affected by our lack of sole decision-making authority.
As of December 31, 2017, we had no properties held in joint ventures. Any joint venture arrangements in which we may engage in the future could be subject to various risks including, among others, (i) lack of exclusive control over the joint venture, which may prevent us from taking actions that are in our best interest, (ii) future capital constraints of our partners, which may require us to contribute more capital than we anticipated to cover the joint venture’s liabilities, (iii) actions by our partners that could jeopardize our REIT status or the tax status of the joint venture, requiring us to pay taxes or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements, and (iv) disputes between us and our partners, which could result in litigation or arbitration that would increase our expenses and require our officers and/or directors to focus a disproportionate amount of their time and effort on the joint venture. If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.
Development, redevelopment, expansions and pad development activities have inherent risks that could adversely impact our cash flow, financial condition and results of operations.
As of December 31, 2017, we had two properties in active redevelopment, Reisterstown Road Plaza and Towson Circle. We have invested a total of approximately $20,600 in these projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate that to complete these projects, it will require an additional $21,900 to $24,900, net of proceeds from land sales, sales of air rights, reimbursement from third parties and contributions from a project partner, as applicable. We anticipate engaging in additional redevelopment, expansions and pad development of commercial retail space and residential units in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development, redevelopment, expansions and pad development activities include the following:

•	expenditure of capital and time on projects that may never be completed;

•	failure or inability to obtain financing on favorable terms or at all;

•	inability to secure necessary zoning or regulatory approvals;

•	higher than estimated construction or operating costs, including labor and material costs;

•
inability to complete construction on schedule due to a number of factors, including (i) inclement weather, (ii) labor disruptions, (iii) construction delays, (iv) delays or failure to receive zoning or other regulatory approvals, (v) acts of terror or other acts of violence, or (vi) acts of God (such as fires, earthquakes, hurricanes or floods);

•	significant time lag between commencement and stabilization resulting in delayed returns and greater risks due to fluctuations in the general economy, shifts in demographics and competition;

•	decrease in customer traffic during the redevelopment period causing a decrease in tenant sales;

•	inability to secure key anchor or other tenants for commercial retail projects or complete the lease-up of residential units at anticipated absorption rates or at all; and

•	occupancy and rental rates at a newly completed project may not meet expectations.
If any of the above events were to occur, the development, redevelopment, expansion or pad development of the properties could hinder our growth and have an adverse effect on our cash flow, financial condition and results of operations. In addition, new development and significant redevelopment activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.
We are subject to litigation that could negatively impact our cash flow, financial condition and results of operations.
We are a defendant from time to time in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we may not be able to accurately predict the ultimate outcome of any such litigation or proceedings. A significant unfavorable outcome could negatively impact our cash flow, financial condition and results of operations.
If we are found to be in breach of a ground lease at one of our properties or are unable to renew a ground lease, we could be materially and adversely affected.
We have eight properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate these properties. Assuming we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2050 and 2115. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. If we were to lose the right to operate a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.
Uninsured losses or losses in excess of insurance coverage could materially and adversely affect our cash flow, financial condition and results of operations.
Each tenant is responsible for insuring its goods and demised premises and, in most circumstances, is required to reimburse us for its share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which have been determined as sufficient to cover reasonably foreseeable losses. Tenants with net leases typically are required to pay all insurance costs associated with their space. However, material losses may occur in excess of insurance proceeds with respect to any property and, specific to net leases, tenants may fail to obtain adequate insurance. Additionally, losses of a catastrophic nature including loss due to wars, acts of terrorism, earthquakes, floods, hurricanes, wind, other natural disasters, pollution or environmental matters may be considered uninsurable or not economically insurable, or may be insured subject to limitations such as large deductibles or co-payments. In the instance of a loss that is uninsured or that exceeds policy limits, a significant portion of the capital invested in the damaged property could be lost, as well as the anticipated future revenue of the property, which could materially and adversely affect our financial condition and results of operations. A variety of factors, including, among others, changes in building codes and ordinances and environmental considerations, might also make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. Furthermore, we may be unable to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.
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
The occurrence of terrorist acts could sharply increase the premiums paid for terrorism insurance coverage. Further, mortgage lenders, in some cases, insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable costs, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide assurance that we will have adequate coverage for such losses and, to the extent we are required to pay unexpectedly large amounts for insurance, our cash flow, financial condition and results of operations could be materially and adversely affected.
We may incur significant costs complying with the ADA and similar laws, which could adversely affect our cash flow, financial condition and results of operations.
Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe the properties in our portfolio substantially comply with the present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance, nor can we be assured that requirements will not change. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance and it could result in the imposition of fines or an award of damages to private litigants. Additional federal, state and local laws may also require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our cash flow, financial condition and results of operations could be adversely affected.
We may become liable with respect to contaminated property or incur costs to comply with environmental laws, which could negatively impact our cash flow, financial condition and results of operations.
Under various federal, state and local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste or petroleum products at, on, in, under or from such property, including costs for investigation, remediation, natural resource damages or third party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may adversely affect our ability to sell, redevelop, or lease such property or borrow funds using the property as collateral. Environmental laws may also create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We may also be liable for the cost of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities. The environmental site assessments described in Item 1. “Business — Environmental Matters” have a limited scope and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted.
In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of waste and underground and aboveground storage tanks. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability, which could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential cost of compliance with environmental, health and safety laws or increase liability for noncompliance. This could result in significant unanticipated expenditures or could otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us.
As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental, health and safety laws require that ACM be properly managed and maintained and fines or penalties may be imposed on owners, operators or employers for non-compliance with these requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur if it is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants is alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs.
To the extent we incur costs or liabilities as a result of environmental issues, our cash flow, financial condition and results of operations could be materially and adversely affected.
We could experience a decline in the fair value of our assets, which could materially and adversely impact our results of operations.
A decline in the fair value of our assets could require us to recognize an impairment charge on such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the asset’s carrying value. If such a determination were to be made, we would recognize an impairment charge through earnings and write down the carrying value of such assets to a new cost basis based on the fair value of such assets on the date they are considered to not be recoverable. For the years ended December 31, 2017, 2016 and 2015, we recognized aggregate impairment charges related to investment properties of $67,003, $20,376 and $19,937, respectively. We may be required to recognize additional asset impairment charges in the future.

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
We depend on the efforts and expertise of our senior management team to manage our day-to-day operations and strategic business direction. While we have retention agreements with the members of our executive management team that provide for certain payments in the event of a change in control or termination without cause, we do not have employment agreements with the members of our executive management team. Therefore, we cannot guarantee their continued service. The loss of their services and our inability to find suitable replacements could have an adverse effect on our operations.
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
Credit ratings may not reflect all the risks of an investment in our debt.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our publicly-traded debt. Credit ratings may be revised or withdrawn at any time by the rating agency at its sole discretion. We do not undertake any obligation to maintain the ratings or advise our debt holders of any change in our ratings. There can be no assurance that we will be able to maintain our current credit ratings. Adverse changes in our credit ratings could impact our ability to obtain additional debt and equity financing on favorable terms, if at all, and could significantly reduce the market price of our publicly-traded debt.

Our cash flow, financial condition and results of operations could be adversely affected by financial and other covenants and provisions under the unsecured credit agreement governing our Unsecured Credit Facility or our other debt agreements.
Our Unsecured Credit Facility, which is comprised of our unsecured revolving line of credit and two unsecured term loans, is governed by our unsecured credit agreement (the Unsecured Credit Agreement). Our other debt agreements include, but are not limited to, the Indenture, as supplemented, governing our Notes Due 2025 (the Indenture), the note purchase agreements governing our Notes Due 2021, 2024, 2026 and 2028 (the Note Purchase Agreements) and the credit agreement governing our Term Loan Due 2023 (the Term Loan Agreement). The Unsecured Credit Agreement, the Indenture, the Note Purchase Agreements, the Term Loan Agreement and any future debt agreements require, or may require, compliance with certain financial and operating covenants, including, among others, the requirement to maintain maximum unencumbered, secured and consolidated leverage ratios, minimum interest, fixed charge, debt service and unencumbered interest coverage ratios, a minimum ratio of assets to unsecured debt and a minimum consolidated net worth. They also contain or may contain customary events of default, including defaults on any of our recourse indebtedness in excess of $50,000. The provisions of these agreements could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or other accretive transactions.
In addition, our senior unsecured debt obligations, including our Unsecured Credit Facility, Notes Due 2021, 2024, 2025, 2026 and 2028 and Term Loan Due 2023, are pari passu in priority of payment. Therefore, a breach of these covenants or other events of default would allow the lenders to require us to accelerate payment of amounts outstanding under one or all of these agreements. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full and, as a result, such an event could have a material adverse effect on our cash flow, financial condition and results of operations.
Given the restrictions in our debt covenants, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or pursue strategic opportunities in the future.
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
We may choose to retire debt prior to its stated maturity date and incur debt prepayment costs as a result, some of which could be significant.
At times, management has chosen to retire debt prior to its stated maturity date, and in doing so, we have incurred prepayment or defeasance premiums in accordance with the relevant loan agreements. If we choose to retire debt prior to its stated maturity date in the future, we may incur significant debt prepayment costs or defeasance premiums, which could have an adverse effect on our cash flow and results of operations.
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
Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we have elected to be taxed as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.
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
Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without shareholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock, classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. We have also established an at-the-market equity program under which we may sell shares of our Class A common stock having an aggregate offering price of up to $250,000 from time to time. In addition, our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders may believe is in their best interests.
Certain provisions of our charter may limit the ability of a third party to acquire control of our company.
Our charter provides that no person may beneficially own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock or 9.8% in value of the aggregate outstanding shares of our capital stock. While these charter provisions help ensure we maintain our REIT status, these ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our shareholders believe the change of control is in their best interests.
Certain provisions of Maryland law could inhibit changes of control, which could lower the value of our Class A common stock.
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

As permitted by the MGCL, our board of directors has adopted a resolution exempting any business combinations between us and any other person or entity from the business combination provisions of the MGCL. Our bylaws provide that such resolution or any other resolution of our board of directors exempting any business combination from the business combination provisions of the MGCL may only be revoked, altered or amended, and our board of directors may only adopt a resolution that is inconsistent with any such prior resolution (including any amendment to that bylaw provision), which we refer to as an opt-in to the business combination provisions, with the approval of stockholders entitled to cast a majority of all votes cast by the holders of the issued and outstanding shares of our common stock. In addition, as permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition provisions of the MGCL any acquisition by any person of shares of our stock. This bylaw provision may be amended, which we refer to as an opt-in to the control share acquisition provisions, only with the affirmative vote of a majority of the votes cast on such matter by holders of the issued and outstanding shares of our common stock.
Title 3, Subtitle 8 of the MGCL permits our board of directors, without shareholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price.
In addition, the provisions of our charter on removal of directors and the advance notice provisions of our bylaws, among others, could delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for holders of our common stock or that our shareholders may believe to be in their best interests. Likewise, if our company’s board of directors were to opt-in to the provisions of Title 3, Subtitle 8 of the MGCL, or if our board of directors were to opt-in to the business combination provisions or the control share acquisition provisions of the MGCL, with shareholder approval, these provisions could have similar anti-takeover effects.
Our rights and the rights of our shareholders to take action against our directors and officers are limited, which could limit shareholder recourse in the event of actions that our shareholders do not believe are in their best interests.
Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our shareholders. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our shareholders for monetary damages, except for liability resulting from the following:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, our charter and bylaws and indemnification agreements that we have entered into with our directors and certain of our officers require us to indemnify our directors and officers, among others, for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, the ability of our shareholders to recover damages from such director or officer will be limited. In addition, we will be obligated to advance the defense costs incurred by our directors and officers who have indemnification agreements, and may, at the discretion of our board of directors, advance the defense costs incurred by our employees and other agents in connection with legal proceedings.
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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because of the following:

•	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at the generally applicable corporate rate;

•	we could be subject to increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, it could result in default under certain of our indebtedness agreements. As a result of all of these factors, our failure to qualify as a REIT could adversely affect our cash flow, financial condition and results of operations.
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
Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible expenses, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required amortization payments. If we do not have other funds available in these situations, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales, in order to satisfy our REIT distribution requirements. Such actions could adversely affect our cash flow and results of operations.
Dividends payable by REITs generally do not qualify for reduced tax rates.
Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates, which are lower than ordinary income rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are generally taxed at ordinary income rates as opposed to the capital gain rates (provided that for taxable years 2018 to 2025, non-corporate taxpayers generally may deduct up to 20% of their ordinary REIT dividends). Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends. In addition, non-REIT corporations may begin to pay dividends or increase dividends as a result of the lower corporate income tax rate that will go into effect in 2018. As a result, the trading price of our Class A common stock may be negatively impacted.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, (i) the sources of our income, (ii) the nature and diversification of our assets, (iii) the amounts we distribute to our shareholders, (iv) the number of or aggregate value of dispositions completed annually and (v) the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make and refrain from engaging in certain activities. Thus, compliance with the REIT requirements may hinder our performance.
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
From time to time, we may dispose of properties in transactions that are intended to qualify as 1031 Exchanges. It is possible that the qualification of a transaction as a 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the ordinary dividend income to our stockholders. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a 1031 Exchange was later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.
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
If anyone attempts to transfer or own shares of our stock in a way that would violate the aggregate stock ownership limit or the common stock ownership limit, unless such ownership limits have been waived by our board of directors, or in a way that would prevent us from continuing to qualify as a REIT, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will either be redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate stock ownership limit or the common stock ownership limit. Purported transferees generally bear any decline in the market price of such stock held in such trust but do not benefit from any increase. If this transfer to a trust fails to prevent such a violation or our disqualification as a REIT, then the initial intended transfer or ownership will be null and void from the outset.
The ability of our board of directors to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income and we will be subject to U.S. federal income tax at the generally applicable corporate rate and state and local taxes, which may have adverse consequences on our total return to our shareholders.
Prospective investors are urged to consult with their tax advisors regarding the effects of recently enacted tax legislation and other legislative, regulatory and administrative developments.
On December 22, 2017, H.R. 1, informally titled the “Tax Cuts and Jobs Act” (TCJA), was signed into law. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their shareholders. Among the changes made by the TCJA are (i) permanently reducing the generally applicable corporate tax rate, (ii) generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, (iii) eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility), and (iv) for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our shareholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections or other amendments with respect to the TCJA could have an adverse effect on us or our shareholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our Class A common stock or fixed rate debt securities.

GENERAL INVESTMENT RISKS
The market prices and trading volume of our debt and equity securities may be volatile.
The market prices of our debt and equity securities depend on various factors that may be unrelated to our operating performance or prospects. We cannot assure you that the market prices of our debt and equity securities, including our Class A common stock, will not fluctuate or decline significantly in the future.
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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our cash flow, financial condition and results of operations.
Increases in market interest rates may result in a decrease in the value of our publicly-traded debt and equity securities.
One of the factors that may influence the prices of our publicly-traded debt and equity securities is the interest rate on our publicly-traded debt and the dividend yield on our common stock relative to market interest rates. If market interest rates, which are currently at low levels relative to historical rates, rise, our borrowing costs could rise and result in less funds being available for distribution. Therefore, we may not be able to, or we may choose not to, provide a higher distribution rate on our common stock. In addition, fluctuations in interest rates could adversely affect the market value of our properties. These factors could result in a decline in the market prices of our publicly-traded debt and equity securities.
Future offerings of debt securities, which would be senior to our common stock, would dilute the interests of our existing shareholders and may be senior to our existing common stock, may adversely affect the market price of our common stock.
We have $700,000 of unsecured notes and have established an at-the-market (ATM) equity program under which we may sell shares of our Class A common stock. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred or common stock. Holders of debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Furthermore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. We are not required to offer any such equity securities to existing shareholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market price of our common stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.
Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends on our common stock is limited by the laws of the State of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Changes in accounting standards may adversely impact our financial results.
The Financial Accounting Standards Board (FASB) recently issued new guidance on a variety of topics, including, among others, lease accounting, that may impact how we account for certain transactions. Specifically, the new lease accounting guidance will require the recognition of a lease liability and a right-of-use asset for operating leases where we are the lessee, such as ground leases and office leases. We are continuing to assess the impact of adoption of this new standard at this time and, as such, are unable to predict the full impact this new standard, or other new accounting standards that we have not yet adopted, could have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth summary information regarding our operating portfolio as of December 31, 2017. Dollars (other than per square foot information) and square feet of GLA are presented in thousands. This information is grouped into divisions based on the manner in which we have structured our asset management, property management and leasing operations. For additional property details on our operating portfolio, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Division	Number of Properties	ABR	% of Total Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA	% of Total Retail GLA (a)	Occupancy (b)
Eastern Division
Connecticut, Florida, Georgia, Indiana, Maryland, Massachusetts, Michigan, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia	49	$151,494	42.5%	$18.22	8,841	43.6%	94.1%
Western Division
Arizona, California, Illinois, Oklahoma, Texas, Washington	63	204,875	57.5%	19.11	11,424	56.4%	93.9%
Total retail operating portfolio	112	356,369	100.0%	18.72	20,265	100.0%	93.9%
Office	1	3,262		15.31	895		23.8%
Total operating portfolio (c)	113	$359,631		$18.68	21,160		91.0%

(a)	Percentages are only provided for our retail operating portfolio.

(b)
Calculated as the percentage of economically occupied GLA as of December 31, 2017. Including leases signed but not commenced, our retail operating portfolio and our consolidated operating portfolio were 94.9% and 92.8% leased, respectively, as of December 31, 2017.

(c)
Excludes one single-user retail operating property classified as held for sale as of December 31, 2017, as well as two properties that are in active redevelopment and one property where we have begun activities in anticipation of future redevelopment.

The following table sets forth information regarding the 20 largest tenants in our retail operating portfolio based on ABR as of December 31, 2017. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Tenant	Primary DBA	Number of Stores	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	Occupied GLA	% of Occupied GLA
Best Buy Co., Inc.	Best Buy, Pacific Sales	15	$10,063	2.8%	$16.63	605	3.2%
The TJX Companies, Inc.	HomeGoods, Marshalls, T.J. Maxx	25	7,396	2.1%	10.32	717	3.8%
Bed Bath & Beyond Inc.	Bed Bath & Beyond, Buy Buy Baby, Cost Plus World Market	19	7,055	2.0%	13.70	515	2.7%
Regal Entertainment Group	Edwards Cinema	2	6,911	1.9%	31.56	219	1.2%
Ross Stores, Inc.	Ross Dress for Less	20	6,758	1.9%	11.57	584	3.1%
PetSmart, Inc.		19	6,105	1.7%	16.11	379	2.0%
AB Acquisition LLC	Safeway, Jewel-Osco, Tom Thumb	8	6,103	1.7%	13.12	465	2.4%
Michaels Stores, Inc.	Michaels, Aaron Brothers Art & Frame	18	5,222	1.5%	12.83	407	2.1%
Ascena Retail Group Inc.	Dress Barn, Lane Bryant, Justice, Catherine’s, Ann Taylor, Maurices, LOFT	41	4,791	1.3%	22.08	217	1.1%
BJ’s Wholesale Club, Inc.		2	4,609	1.3%	18.81	245	1.3%
Gap Inc.	Old Navy, Banana Republic, The Gap, Gap Factory Store, Athleta	23	4,474	1.3%	16.33	274	1.4%
Ahold U.S.A. Inc.	Stop & Shop	3	4,296	1.2%	23.48	183	1.0%
The Home Depot, Inc.		3	4,162	1.2%	11.86	351	1.8%
Barnes & Noble, Inc.		9	4,115	1.2%	18.79	219	1.2%
Lowe’s Companies, Inc.		4	3,944	1.1%	6.47	610	3.2%
Office Depot, Inc.	Office Depot, OfficeMax	12	3,693	1.0%	13.68	270	1.4%
Pier 1 Imports, Inc.		18	3,668	1.0%	20.38	180	0.9%
The Kroger Co.	Kroger, Harris Teeter, QFC	7	3,638	1.0%	10.42	349	1.8%
Party City Holdings Inc.		17	3,508	1.0%	14.15	248	1.3%
Mattress Firm Holding Corp.	Mattress Firm, Sleepy’s	24	3,452	1.0%	29.01	119	0.6%
Total Top Retail Tenants		289	$103,963	29.2%	$14.53	7,156	37.5%

The following table sets forth a summary, as of December 31, 2017, of lease expirations scheduled to occur during 2018 and each of the nine calendar years from 2019 to 2027 and thereafter, assuming no exercise of renewal options or early termination rights for all leases in our retail operating portfolio. The following table is based on leases commenced as of December 31, 2017. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Lease Expiration Year	Lease Count	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	GLA	% of Occupied GLA
2018 (a)	332	$32,663	9.1%	$22.81	1,432	7.6%
2019	417	58,336	16.4%	20.51	2,844	15.0%
2020	322	35,459	9.9%	18.59	1,907	10.0%
2021	276	42,212	11.8%	19.45	2,170	11.3%
2022	308	48,719	13.7%	16.17	3,012	15.7%
2023	207	35,951	10.1%	16.68	2,155	11.3%
2024	152	22,554	6.3%	17.61	1,281	6.7%
2025	100	19,688	5.6%	17.13	1,149	6.0%
2026	79	15,479	4.3%	21.50	720	3.8%
2027	82	15,110	4.2%	15.29	988	5.2%
Thereafter	68	28,964	8.2%	21.66	1,337	7.1%
Month-to-month	15	1,234	0.4%	28.05	44	0.3%
Total	2,358	$356,369	100.0%	$18.72	19,039	100.0%

(a)	Excludes month-to-month leases.
We continue to focus on leasing the vacant space at our one remaining office property and have leased 413,000 square feet of the available 895,000 square feet as of December 31, 2017. The property is under contract for sale, which is expected to close during the first quarter of 2018, subject to satisfaction of customary closing conditions.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our Class A common stock, which trades on the NYSE under the trading symbol RPAI, for the years ended December 31, 2017 and 2016:

	Sales Price
	High	Low
2017
Fourth Quarter	$13.64	$12.05
Third Quarter	$13.78	$11.94
Second Quarter	$14.70	$11.61
First Quarter	$15.81	$13.88
2016
Fourth Quarter	$16.97	$14.42
Third Quarter	$17.78	$16.29
Second Quarter	$17.00	$15.55
First Quarter	$16.09	$14.02
The closing share price for our Class A common stock on February 9, 2018, as reported on the NYSE, was $11.34.
The following table summarizes distributions per share of our Class A common stock:

Declaration Date	Record Date	Payment Date	Dividend per Share
2017
10/26/2017	12/27/2017	1/10/2018	$0.165625	(a)
7/25/2017	9/26/2017	10/10/2017	$0.165625
4/25/2017	6/26/2017	7/10/2017	$0.165625
2/13/2017	3/27/2017	4/10/2017	$0.165625
10/25/2016	12/22/2016	1/10/2017	$0.165625

2016
7/28/2016	9/26/2016	10/7/2016	$0.165625
4/26/2016	6/27/2016	7/8/2016	$0.165625
2/11/2016	3/28/2016	4/8/2016	$0.165625
10/27/2015	12/23/2015	1/8/2016	$0.165625

(a)	A portion of the dividend, $0.131898, is considered a taxable distribution to shareholders in 2017 with the remaining $0.033727 considered a taxable distribution to shareholders in 2018.
We have determined that the dividends paid on our Class A common stock qualify for the following tax treatment:

	2017	2016
Ordinary dividends	$0.760339	$0.449528
Non-dividend distributions	—	0.212972
Capital gain distributions	0.034059	—
Total distribution per common share	$0.794398	$0.662500
As of February 9, 2018, there were approximately 13,600 record holders of our Class A common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares of record are held by a broker or clearing agency.

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. The Code imposes tax on any undistributed REIT taxable income.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansions and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital and (vii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our unsecured credit agreement, and to reduce any income and excise taxes that we otherwise would be required to pay. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
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
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2017.
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchases during the quarter ended December 31, 2017, including, where applicable, shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted shares, and amounts outstanding under our common stock repurchase program:

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
October 1, 2017 to October 31, 2017	—	$—	—	$115,570
November 1, 2017 to November 30, 2017 (b)	7,857	$12.90	7,854	$14,057
December 1, 2017 to December 31, 2017	—	$—	—	$264,057
Total	7,857	$12.90	7,854	$264,057

(a)
As disclosed on the Forms 8-K dated December 15, 2015 and December 14, 2017, represents the amount outstanding under our $500,000 common stock repurchase program, which has no scheduled expiration date. The size of the program was increased from $250,000 to $500,000 on December 14, 2017.

(b)	Includes 968 shares repurchased in November 2017 at an average price per share of $13.02 for a total of $12,629, which settled in December 2017.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes appearing elsewhere in this annual report. Cash flows in the table below reflect the early adoption of Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows, which clarifies that debt prepayment costs are to be reflected as a financing outflow, and ASU 2016-18, Statement of Cash Flows, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of these pronouncements resulted in increases of $2,382, $837, $9,147 and $6,669 in cash flows provided by operating activities, (decreases)/increases of $(5,093), $(22,665), $17,821, and $(20,989) in cash flows provided by investing activities and increases of $3,863, $837, $8,697 and $9,021 in cash flows used in financing activities for the years ended December 31, 2016, 2015, 2014 and 2013, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
As of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013
(Amounts in thousands, except per share amounts)

	2017	2016	2015	2014	2013
Net investment properties	$3,569,937	$4,056,173	$4,254,647	$4,314,905	$4,474,044
Total assets	$3,918,264	$4,452,973	$4,621,251	$4,787,989	$4,858,518
Total debt	$1,746,086	$1,997,925	$2,166,238	$2,318,735	$2,280,587
Total shareholders’ equity	$1,885,700	$2,152,086	$2,155,337	$2,187,881	$2,307,340

Total revenues	$538,139	$583,143	$603,960	$600,614	$551,508
Expenses:
Depreciation and amortization	203,866	224,430	214,706	215,966	222,710
Other	275,038	232,567	248,184	282,003	251,277
Total expenses	478,904	456,997	462,890	497,969	473,987
Operating income	59,235	126,146	141,070	102,645	77,521
Gain on extinguishment of debt	—	13,653	—	—	—
Gain on extinguishment of other liabilities	—	6,978	—	4,258	—
Equity in loss of unconsolidated joint ventures, net	—	—	—	(2,088)	(1,246)
Gain on sale of joint venture interest	—	—	—	—	17,499
Gain on change in control of investment properties	—	—	—	24,158	5,435
Interest expense	(146,092)	(109,730)	(138,938)	(133,835)	(146,805)
Other non-operating income, net	373	63	1,700	5,459	4,741
(Loss) income from continuing operations	(86,484)	37,110	3,832	597	(42,855)
Income from discontinued operations, net	—	—	—	507	50,675
Gain on sales of investment properties, net	337,975	129,707	121,792	42,196	5,806
Net income	251,491	166,817	125,624	43,300	13,626
Net income attributable to noncontrolling interest	—	—	(528)	—	—
Net income attributable to the Company	251,491	166,817	125,096	43,300	13,626
Preferred stock dividends	(13,867)	(9,450)	(9,450)	(9,450)	(9,450)
Net income attributable to common shareholders	$237,624	$157,367	$115,646	$33,850	$4,176
Earnings (loss) per common share – basic and diluted:
Continuing operations	$1.03	$0.66	$0.49	$0.14	$(0.20)
Discontinued operations	—	—	—	—	0.22
Net income per common share attributable to common shareholders	$1.03	$0.66	$0.49	$0.14	$0.02

Distributions declared – preferred	$9,161	$9,450	$9,450	$9,450	$9,713
Distributions declared per preferred share	$1.70	$1.75	$1.75	$1.75	$1.80
Excess of redemption value over carrying value of preferred stock redemption	$4,706	$—	$—	$—	$—
Distributions declared – common	$151,612	$157,168	$157,173	$156,742	$155,616
Distributions declared per common share	$0.66	$0.66	$0.66	$0.66	$0.66
Cash flows provided by operating activities	$247,516	$266,130	$266,650	$263,161	$246,301
Cash flows provided by investing activities	$608,302	$12,444	$2,623	$95,721	$82,223
Cash flows used in financing activities	$(851,832)	$(283,453)	$(352,806)	$(286,509)	$(431,744)
Weighted average number of common shares outstanding – basic	230,747	236,651	236,380	236,184	234,134
Weighted average number of common shares outstanding – diluted	230,927	236,951	236,382	236,187	234,134

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Business” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates,” “continue” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in markets where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

▪	real estate valuations;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions and dispositions, including our ability to identify and pursue acquisition and disposition opportunities;

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
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located shopping centers in the United States. As of December 31, 2017, we owned 112 retail operating properties representing 20,265,000 square feet of GLA. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of December 31, 2017:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Neighborhood and community centers	58	8,418	93.0%	93.7%
Power centers	34	7,670	95.3%	96.2%
Lifestyle centers and mixed-use properties	15	3,797	92.8%	94.4%
Total multi-tenant retail	107	19,885	93.8%	94.8%
Single-user retail	5	380	100.0%	100.0%
Total retail operating portfolio	112	20,265	93.9%	94.9%
Office	1	895	23.8%	46.1%
Total operating portfolio (b)	113	21,160	91.0%	92.8%

(a)	Includes leases signed but not commenced.

(b)	Excludes one single-user retail operating property classified as held for sale as of December 31, 2017.
In addition to our operating portfolio, as of December 31, 2017, we owned two properties that were in active redevelopment and one property where we have begun activities in anticipation of future redevelopment.
Subject to favorable market conditions, among other factors, we expect to effectively complete our portfolio transformation in early 2018, the core objective of which was to become a prominent owner of multi-tenant retail properties primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin.
2017 Company Highlights
Acquisitions
During the year ended December 31, 2017, we acquired three multi-tenant retail operating properties, five additional phases, including the development rights for additional residential units, at an existing wholly-owned multi-tenant retail operating property, one outparcel at an existing wholly-owned multi-tenant retail operating property and the fee interest in an existing wholly-owned multi-tenant retail operating property for a total purchase price of $202,915.
The following table summarizes our 2017 acquisitions:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Boulevard at the Capital Centre – Fee Interest	Washington, D.C.	Fee interest (a)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II	Washington, D.C.	Additional phase of multi-tenant retail (b)	15,900	4,128
April 5, 2017	One Loudoun Downtown – Phase III	Washington, D.C.	Additional phase of multi-tenant retail (b)	9,800	2,193
May 16, 2017	One Loudoun Downtown – Phase IV	Washington, D.C.	Development rights (b)	—	3,500
July 6, 2017	New Hyde Park Shopping Center	New York	Multi-tenant retail	32,300	22,075
August 8, 2017	One Loudoun Downtown – Phase V	Washington, D.C.	Additional phase of multi-tenant retail (b)	17,700	5,167
August 8, 2017	One Loudoun Downtown – Phase VI	Washington, D.C.	Additional phase of multi-tenant retail (b)	74,100	20,523
December 11, 2017	Plaza del Lago (c)	Chicago	Multi-tenant retail	100,200	48,300
December 19, 2017	Southlake Town Square – Outparcel	Dallas	Multi-tenant retail outparcel (d)	12,200	7,029
				443,800	$202,915

(a)
The wholly-owned multi-tenant retail operating property located in Largo, Maryland was previously subject to an approximately 70 acre long-term ground lease with a third party. We completed a transaction whereby we received the fee interest in approximately 50 acres of the underlying land in exchange for which (i) we paid $1,939 and (ii) the term of the ground lease with respect to the remaining approximately 20 acres was shortened to nine months. We derecognized building and improvements of $11,347 related to the remaining ground lease, recognized the fair value of land received of $15,200 and recorded a gain of $2,524, which was recognized during the three months ended December 31, 2017 upon the expiration of the ground lease on approximately 20 acres. The total number of properties in our portfolio was not affected by this transaction.

(b)
We acquired the remaining five phases under contract, including the development rights for an additional 123 residential units for a total of 408 units, at our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

(c)	Plaza del Lago also contains 8,800 square feet of residential space, comprised of 15 residential units, for a total of 109,000 square feet.

(d)
We acquired a multi-tenant retail outparcel located at our Southlake Town Square multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

In total for 2018, we expect to invest approximately $50,000 to $150,000 on strategic acquisitions.
Dispositions
During the year ended December 31, 2017, we continued to pursue targeted dispositions of select non-target and single-user properties. Consideration from dispositions totaled $917,808 and included the sales of 41 multi-tenant retail operating properties aggregating 5,546,600 square feet for total consideration of $870,221, a 131,900 square foot single-user parcel located at an existing multi-tenant retail operating property for consideration of $17,519 and six single-user retail properties aggregating 132,200 square feet for total consideration of $30,068.

The following table summarizes our 2017 dispositions:

Date	Property Name	Property Type	Square Footage	Consideration
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd.–Rochester, NY	Single-user retail	10,900	$500
February 21, 2017	Shoppes at Park West	Multi-tenant retail	63,900	15,383
March 7, 2017	CVS Pharmacy – Sylacauga, AL	Single-user retail	10,100	3,700
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC	Single-user retail	13,800	4,297
March 15, 2017	Century III Plaza – Home Depot	Single-user parcel	131,900	17,519
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750
March 24, 2017	Northwood Crossing	Multi-tenant retail	160,000	22,850
April 4, 2017	University Town Center	Multi-tenant retail	57,500	14,700
April 4, 2017	Edgemont Town Center	Multi-tenant retail	77,700	19,025
April 4, 2017	Phenix Crossing	Multi-tenant retail	56,600	12,400
April 27, 2017	Brown’s Lane	Multi-tenant retail	74,700	10,575
May 9, 2017	Rite Aid Store (Eckerd) – Greer, SC	Single-user retail	13,800	3,050
May 9, 2017	Evans Town Centre	Multi-tenant retail	75,700	11,825
May 25, 2017	Red Bug Village	Multi-tenant retail	26,200	8,100
May 26, 2017	Wilton Square	Multi-tenant retail	438,100	49,300
May 30, 2017	Town Square Plaza	Multi-tenant retail	215,600	28,600
May 31, 2017	Cuyahoga Falls Market Center	Multi-tenant retail	76,400	11,500
June 5, 2017	Plaza Santa Fe II	Multi-tenant retail	224,200	35,220
June 6, 2017	Rite Aid Store (Eckerd) – Columbia, SC	Single-user retail	13,400	3,250
June 16, 2017	Fox Creek Village	Multi-tenant retail	107,500	24,825
June 29, 2017	Cottage Plaza	Multi-tenant retail	85,500	23,050
June 29, 2017	Magnolia Square	Multi-tenant retail	116,000	16,000
June 29, 2017	Cinemark Seven Bridges	Single-user retail	70,200	15,271
June 29, 2017	Low Country Village I & II	Multi-tenant retail	139,900	22,075
July 20, 2017	Boulevard Plaza	Multi-tenant retail	111,100	14,300
July 26, 2017	Irmo Station (a)	Multi-tenant retail	99,400	16,027
July 27, 2017	Hickory Ridge	Multi-tenant retail	380,600	44,020
August 4, 2017	Lakepointe Towne Center	Multi-tenant retail	196,600	10,500
August 14, 2017	The Columns	Multi-tenant retail	173,400	21,750
August 25, 2017	Holliday Towne Center	Multi-tenant retail	83,100	11,750
August 25, 2017	Northwoods Center (a)	Multi-tenant retail	96,000	24,250
September 14, 2017	The Orchard	Multi-tenant retail	165,800	20,000
September 21, 2017	Lake Mary Pointe	Multi-tenant retail	51,100	5,100
September 22, 2017	West Town Market	Multi-tenant retail	67,900	14,250
September 29, 2017	Dorman Centre I & II	Multi-tenant retail	388,300	46,000
October 6, 2017	Forks Town Center	Multi-tenant retail	100,300	23,800
October 10, 2017	Placentia Town Center	Multi-tenant retail	111,000	35,725
October 24, 2017	Five Forks	Multi-tenant retail	70,200	10,720
October 27, 2017	Saucon Valley Square	Multi-tenant retail	80,700	6,300
December 8, 2017	Corwest Plaza	Multi-tenant retail	115,100	29,825
December 14, 2017	23rd Street Plaza	Multi-tenant retail	53,400	5,400
December 15, 2017	Century III Plaza	Multi-tenant retail	152,200	11,600
December 20, 2017	Page Field Commons	Multi-tenant retail	319,400	38,000
December 21, 2017	Quakertown (a)	Multi-tenant retail	61,800	15,940
December 21, 2017	Bed Bath & Beyond Plaza – Miami, FL	Multi-tenant retail	97,500	38,250
December 22, 2017	High Ridge Crossing	Multi-tenant retail	76,900	4,750
December 28, 2017	Azalea Square I & Azalea Square III	Multi-tenant retail	269,800	54,786
			5,810,700	$917,808

(a)
Disposition proceeds related to this property are temporarily restricted related to a potential 1031 Exchange. As of December 31, 2017, disposition proceeds totaling $54,087 are temporarily restricted and are included in “Other assets, net” in the accompanying consolidated balance sheets.

During the year ended December 31, 2017, we also received net proceeds of $155 from other transactions, including condemnation awards and receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds, net of closing costs, from property dispositions and other transactions during the year ended December 31, 2017 totaled $896,456.
Subsequent to December 31, 2017, we sold one single-user retail operating property consisting of 74,200 square feet for consideration of $6,900. During 2018, we expect targeted dispositions to be approximately $200,000.
Market Summary
The following table summarizes our operating portfolio by market as of December 31, 2017:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$83,144	24.0%	$22.23	3,938	19.8%	95.0%	95.2%
New York	9	35,246	10.2%	28.23	1,292	6.5%	96.6%	97.3%
Washington, D.C.	8	33,043	9.5%	26.86	1,385	7.0%	88.8%	93.9%
Chicago	8	28,261	8.1%	22.81	1,358	6.8%	91.3%	92.1%
Seattle	8	20,762	6.0%	15.33	1,478	7.4%	91.6%	92.5%
Atlanta	9	19,052	5.5%	13.30	1,513	7.6%	94.7%	96.7%
Houston	9	15,430	4.4%	14.18	1,140	5.7%	95.4%	95.4%
Baltimore	4	13,616	3.9%	16.85	865	4.4%	93.5%	93.5%
San Antonio	3	12,296	3.5%	17.23	722	3.6%	98.9%	99.1%
Phoenix	3	10,042	2.9%	17.33	631	3.2%	91.7%	93.6%
Los Angeles	1	5,542	1.6%	26.23	255	1.3%	82.9%	82.9%
Riverside	1	4,594	1.3%	15.71	292	1.5%	100.0%	100.0%
St. Louis	1	4,106	1.2%	9.61	453	2.3%	94.3%	94.3%
Charlotte	1	3,350	1.0%	11.61	319	1.6%	90.6%	96.6%
Tampa	1	2,374	0.7%	19.48	126	0.6%	97.0%	97.0%
Subtotal	85	290,858	83.8%	19.68	15,767	79.3%	93.7%	94.8%

Non-Top 25 MSAs (b)	22	56,190	16.2%	14.47	4,118	20.7%	94.3%	94.7%

Total Multi-Tenant Retail	107	347,048	100.0%	18.60	19,885	100.0%	93.8%	94.8%

Single-User Retail	5	9,321		24.52	380		100.0%	100.0%

Total Retail	112	356,369		18.72	20,265		93.9%	94.9%

Office	1	3,262		15.31	895		23.8%	46.1%

Total Operating Portfolio (c)	113	$359,631		$18.68	21,160		91.0%	92.8%

(a)
Excludes $11,275 of multi-tenant retail ABR and 1,093 square feet of multi-tenant retail GLA attributable to our two active redevelopments and one property where we have begun activities in anticipation of future redevelopment, which are located in the Washington, D.C. and Baltimore MSAs. Including these amounts, 84.3% of our multi-tenant retail ABR and 80.4% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs and Non-Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)	Excludes one single-user retail operating property classified as held for sale as of December 31, 2017.

Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the year ended December 31, 2017. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	352	1,879	$19.65	$18.46	6.4%	4.8	$1.53
Comparable New Leases	57	353	25.20	19.60	28.6%	9.0	53.89
Non-Comparable New and Renewal Leases (b)	101	483	20.06	N/A	N/A	7.3	35.01
Total	510	2,715	$20.53	$18.64	10.1%	5.9	$14.31

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

We anticipate our leasing efforts in 2018 will focus on (i) vacant anchor and small shop space, (ii) upcoming natural lease expirations, (iii) space within our redevelopment projects and (iv) properties where we have begun expansion activities. As we lease vacant space, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and optimize the mix of operators and unique retailers at our properties.
We continue to focus on leasing the vacant space at our one remaining office property and have leased 413,000 square feet of the available 895,000 square feet as of December 31, 2017. The property is under contract for sale, which is expected to close during the first quarter of 2018, subject to satisfaction of customary closing conditions.
Capital Markets
During the year ended December 31, 2017, we:

•
defeased the IW JV portfolio of mortgages payable, which had an outstanding principal balance of $379,435 and an interest rate of 7.50%, and incurred a defeasance premium and associated fees totaling $60,198;

•
redeemed all 5,400 outstanding shares of our 7.00% Series A cumulative redeemable preferred stock for cash at a redemption price of $25.00 per preferred share, plus $0.3840 per preferred share representing all accrued and unpaid dividends;

•	repaid $100,000 of our unsecured term loan due 2018;

•	received funding in the amount of $200,000 on a seven-year unsecured term loan;

•	entered into two agreements to swap a total of $200,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt to a fixed interest rate of 1.26% through November 22, 2018;

•
entered into three agreements to swap a total of $250,000 of LIBOR-based variable rate debt to a fixed interest rate of 2.00% through January 5, 2021 upon the expiration of two of our previous swap agreements;

•	borrowed $130,000, net of repayments, on our unsecured revolving line of credit;

•	repaid $102,070 of mortgages payable and made scheduled principal payments of $4,652 related to amortizing loans;

•	repurchased 17,683 shares of our common stock at an average price per share of $12.82 for a total of $227,102; and

•	increased the size of our common stock repurchase program by $250,000. As a result, $264,057 remains available for repurchases under our $500,000 common stock repurchase program.

Distributions
In total for 2017, we declared distributions totaling $1.6965 per share of preferred stock. We also declared quarterly distributions totaling $0.6625 per share of common stock during 2017.
Results of Operations
Comparison of Results for the Years Ended December 31, 2017 to 2016

	Year Ended December 31,
	2017	2016	Change
Revenues
Rental income	$414,804	$455,658	$(40,854)
Tenant recovery income	115,944	118,569	(2,625)
Other property income	7,391	8,916	(1,525)
Total revenues	538,139	583,143	(45,004)

Expenses
Operating expenses	84,556	85,895	(1,339)
Real estate taxes	82,755	81,774	981
Depreciation and amortization	203,866	224,430	(20,564)
Provision for impairment of investment properties	67,003	20,376	46,627
General and administrative expenses	40,724	44,522	(3,798)
Total expenses	478,904	456,997	21,907

Operating income	59,235	126,146	(66,911)

Gain on extinguishment of debt	—	13,653	(13,653)
Gain on extinguishment of other liabilities	—	6,978	(6,978)
Interest expense	(146,092)	(109,730)	(36,362)
Other income, net	373	63	310
(Loss) income from continuing operations	(86,484)	37,110	(123,594)
Gain on sales of investment properties	337,975	129,707	208,268
Net income	251,491	166,817	84,674
Preferred stock dividends	(13,867)	(9,450)	(4,417)
Net income attributable to common shareholders	$237,624	$157,367	$80,257
Net income attributable to common shareholders increased $80,257 from $157,367 for the year ended December 31, 2016 to $237,624 for the year ended December 31, 2017 primarily as a result of the following:

•
a $208,268 increase in gain on sales of investment properties related to the sales of 47 investment properties, representing approximately 5,810,700 square feet of GLA, during the year ended December 31, 2017 compared to the sales of 46 investment properties and one single-user outparcel, representing approximately 3,013,900 square feet of GLA, during the year ended December 31, 2016;

•
a $20,564 decrease in depreciation and amortization primarily due to the write-off of assets taken out of service at two redevelopment properties during the year ended December 31, 2016, along with a decrease from the investment properties sold or classified as held for sale as of December 31, 2017, partially offset by an increase from the acquisition of investment properties during the year ended December 31, 2017; and

•
a $3,798 decrease in general and administrative expenses primarily consisting of a $1,822 decrease in executive and employee bonus expense and a $1,233 decrease in amortization of stock awards primarily due to the reversal of $830 in 2017 of previously recognized compensation expense related to the forfeiture of 34 restricted shares and 89 performance restricted stock units resulting from the resignation of our former Chief Financial Officer and Treasurer. In addition, following the adoption of ASU 2017-01 on October 1, 2016, all costs associated with acquisitions have been capitalized, which resulted in a reduction of general and administrative expenses of $913;

partially offset by

•
a $46,627 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 14 and 15 to the accompanying consolidated financial statements), we recognized impairment charges of $67,003 and $20,376 for the year ended December 31, 2017 and 2016, respectively;

•
a $40,854 decrease in rental income primarily consisting of a $41,665 decrease in base rent, which resulted from the operating properties sold during 2016 and 2017 or classified as held for sale as of December 31, 2017, along with our one remaining office property and our redevelopment properties, partially offset by an increase from the operating properties acquired during 2016 and 2017 and growth from our same store portfolio;

•	a $36,362 increase in interest expense primarily consisting of:

•
a $62,867 increase in prepayment penalties and defeasance premiums and a $3,206 increase in capitalized loan fee write-offs primarily related to the defeasance of the IW JV portfolio of mortgages payable during the year ended December 31, 2017, which resulted in a defeasance premium and associated fees totaling $60,198 and the write-off of $4,003 of capitalized loan fees;

•
a $7,209 increase in interest from our 4.08% senior unsecured notes due 2026 and our 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), which were issued in September 2016 and December 2016, respectively;

•	a $5,977 increase in interest on our Term Loan Due 2023, which funded in January 2017; and

•	a $4,916 increase in interest on our Unsecured Credit Facility primarily due to higher average balances on our unsecured revolving line of credit and higher LIBOR interest rates;
partially offset by

•	a $44,654 decrease in interest on mortgages payable due to a reduction in mortgage debt;

•
a $13,653 gain on extinguishment of debt recognized during the year ended December 31, 2016 associated with the disposition of The Gateway through a lender-directed sale in full satisfaction of our mortgage obligation. No such gain was recorded during the year ended December 31, 2017;

•
a $6,978 gain on extinguishment of other liabilities recognized during the year ended December 31, 2016 related to the acquisition of the fee interest in Ashland & Roosevelt, one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of the straight-line ground rent liability associated with the ground lease. No such gain was recorded during the year ended December 31, 2017; and

•
a $4,417 increase in preferred stock dividends primarily due to the original underwriting discount and offering costs from 2012 being recorded as a dividend to the preferred shareholders in conjunction with the redemption of our 7.00% Series A cumulative redeemable preferred stock on December 20, 2017.

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

Same store portfolio – 2017 and 2016
For the year ended December 31, 2017, our same store portfolio consisted of 102 retail operating properties acquired or placed in service and stabilized prior to January 1, 2016. The number of properties in our same store portfolio decreased to 102 as of December 31, 2017 from 140 as of December 31, 2016 as a result of the following:

•	the removal of 45 same store investment properties sold during the year ended December 31, 2017; and

•	the removal of one same store investment property classified as held for sale as of December 31, 2017;
partially offset by

•	the addition of eight same store investment properties acquired prior to January 1, 2016.
The sales of CVS Pharmacy – Sylacauga on March 7, 2017, the Home Depot parcel at Century III Plaza on March 15, 2017 and Century III Plaza on December 15, 2017 did not impact the number of same store properties as they were classified as held for sale as of December 31, 2016.
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

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
Net income attributable to common shareholders	$237,624	$157,367	$80,257
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	13,867	9,450	4,417
Gain on sales of investment properties	(337,975)	(129,707)	(208,268)
Depreciation and amortization	203,866	224,430	(20,564)
Provision for impairment of investment properties	67,003	20,376	46,627
General and administrative expenses	40,724	44,522	(3,798)
Gain on extinguishment of debt	—	(13,653)	13,653
Gain on extinguishment of other liabilities	—	(6,978)	6,978
Interest expense	146,092	109,730	36,362
Straight-line rental income, net	(4,646)	(4,601)	(45)
Amortization of acquired above and below market lease intangibles, net	(3,313)	(2,991)	(322)
Amortization of lease inducements	1,065	1,033	32
Lease termination fees	(2,021)	(3,339)	1,318
Straight-line ground rent expense	2,710	3,253	(543)
Amortization of acquired ground lease intangibles	(560)	(560)	—
Other income, net	(373)	(63)	(310)
NOI	364,063	408,269	(44,206)
NOI from Other Investment Properties	(77,145)	(127,002)	49,857
Same Store NOI	$286,918	$281,267	$5,651

	Year Ended December 31,
	2017	2016	Change
Same Store NOI:
Base rent	$313,253	$308,383	$4,870
Percentage and specialty rent	3,307	3,509	(202)
Tenant recovery income	91,669	88,536	3,133
Other property operating income	2,883	2,770	113
	411,112	403,198	7,914

Property operating expenses	57,933	59,067	(1,134)
Bad debt expense	1,012	1,161	(149)
Real estate taxes	65,249	61,703	3,546
	124,194	121,931	2,263

Same Store NOI	$286,918	$281,267	$5,651
Same Store NOI increased $5,651, or 2.0%, primarily due to the following:

•	base rent increased $4,870 primarily due to an increase of $2,429 from contractual rent changes, $2,074 from re-leasing spreads and $600 from lower rent abatements; and

•
property operating expenses and real estate taxes, net of tenant recovery income, decreased $721 primarily due to decreases in certain non-recoverable property operating expenses and a positive impact from the common area maintenance and real estate tax reconciliation process, partially offset by lower net real estate tax refunds in 2017.

Comparison of Results for the Years Ended December 31, 2016 to 2015

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

•
a $6,978 gain on extinguishment of other liabilities recognized during the year ended December 31, 2016 related to the acquisition of the fee interest in Ashland & Roosevelt, one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of the straight-line ground rent liability associated with the ground lease. No such gain was recorded during the year ended December 31, 2015; and

•
a $6,135 decrease in general and administrative expenses primarily consisting of executive and realignment separation charges of $4,730 incurred during the year ended December 31, 2015, which were not present in 2016, and a $1,521 decrease in executive and employee bonus expense;

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
Same store NOI increased $11,115, or 3.5%, primarily due to the following:

•
base rent increased $7,271 primarily due to an increase of $2,983 from contractual rent changes, $2,574 from occupancy growth and $2,353 from re-leasing spreads, partially offset by a decrease of $718 from higher rent abatements;

•
property operating expenses and real estate taxes, net of tenant recovery income, decreased $2,287 primarily as a result of decreases in certain non-recoverable property operating expenses combined with lower net recoverable property operating expenses and net real estate taxes resulting from lower than anticipated expenses and the receipt of real estate tax refunds; and

•	bad debt expense decreased $1,148.

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
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, impairment charges to write down the carrying value of assets other than depreciable real estate, litigation involving the Company, including actual or anticipated settlement and associated legal costs, the impact on earnings from executive separation and the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders.
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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common shareholders	$237,624	$157,367	$115,646
Depreciation and amortization of depreciable real estate	202,110	223,018	213,602
Provision for impairment of investment properties	67,003	17,369	19,937
Gain on sales of depreciable investment properties, net of noncontrolling interest	(337,975)	(129,707)	(121,264)
FFO attributable to common shareholders	$168,762	$268,047	$227,921

FFO attributable to common shareholders per common share outstanding – diluted	$0.73	$1.13	$0.96

FFO attributable to common shareholders	$168,762	$268,047	$227,921
Impact on earnings from the early extinguishment of debt, net	72,654	(7,028)	18,864
Provision for hedge ineffectiveness	9	(21)	(25)
Provision for impairment of non-depreciable investment property	—	3,007	—
Gain on extinguishment of other liabilities	—	(6,978)	—
Impact on earnings from executive separation, net (a)	(1,086)	—	4,730
Excess of redemption value over carrying value of preferred stock redemption (b)	4,706	—	—
Other (c)	441	132	(224)
Operating FFO attributable to common shareholders	$245,486	$257,159	$251,266

Operating FFO attributable to common shareholders per common share outstanding – diluted	$1.06	$1.09	$1.06

(a)	Reflected as a reduction to “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.

(b)	Included in “Preferred stock dividends” in the accompanying consolidated statements of operations and other comprehensive income.

(c)
Primarily consists of the impact on earnings from litigation involving the Company, including actual or anticipated settlement and associated legal costs as well as easement proceeds, which are included in “Other income, net” in the accompanying consolidated statements of operations and other comprehensive income.

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
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, increased liquidity and higher unencumbered asset ratio. We have funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of December 31, 2017, we had $104,166 of debt scheduled to mature through the end of 2018, comprised of $100,000 of our unsecured term loan due 2018 and $4,166 of principal amortization due through the end of 2018, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of December 31, 2017:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$287,238	4.99%	Various	5.2 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	3.5 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	6.5 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	7.2 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	8.8 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	11.0 years
Total unsecured notes payable (a)	700,000	4.19%		7.3 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (b)	250,000	3.30%	January 5, 2021	3.0 years
Term loan due 2018 – variable rate	100,000	2.93%	May 11, 2018 (c)	0.4 years
Revolving line of credit – variable rate	216,000	2.92%	January 5, 2020 (c)	2.0 years
Total unsecured credit facility (a)	566,000	3.09%		2.2 years

Term Loan Due 2023 – fixed rate (a) (d)	200,000	2.96%	November 22, 2023	5.9 years

Total consolidated indebtedness	$1,753,238	3.83%		5.1 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $1,024, discount of $(579) and capitalized loan fees of $(615), net of accumulated amortization, as of December 31, 2017. Unsecured notes payable excludes discount of $(853) and capitalized loan fees of $(3,399), net of accumulated amortization, as of December 31, 2017. Term loans exclude capitalized loan fees of $(2,730), net of accumulated amortization, as of December 31, 2017. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through January 5, 2021. The applicable credit spread was 1.30% as of December 31, 2017.

(c)
We have two one-year extension options on the term loan due 2018 and two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% for the term loan and 0.075% of the commitment amount being extended for the revolving line of credit.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of December 31, 2017.

Mortgages Payable
During the year ended December 31, 2017, we repaid or defeased mortgages payable in the total amount of $481,505, which had a weighted average fixed interest rate of 7.10%, and made scheduled principal payments of $4,652 related to amortizing loans. Included within the total repayments and defeasances for the year ended December 31, 2017 is the defeasance of a portfolio of mortgages payable with a principal balance of $379,435 as of December 31, 2016 and an interest rate of 7.50% that was cross-collateralized by 45 properties and scheduled to mature in 2019 (known as the IW JV portfolio of mortgages payable). We incurred a defeasance premium and associated fees totaling $60,198 in connection with this transaction, which are included within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive income. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.
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

As of December 31, 2017, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On January 6, 2016, we entered into our fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a second unsecured term loan that had an outstanding balance of $200,000 at inception, of which we repaid $100,000 during the year ended December 31, 2017, and is priced on a leverage grid at a rate of LIBOR plus a credit spread. We received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the Unsecured Credit Agreement, we may elect to convert to an investment grade pricing grid. As of December 31, 2017, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Facility has a $400,000 accordion option that allows us, at our election, to increase the total credit facility subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the Unsecured Credit Agreement and (ii) our ability to obtain additional lender commitments.
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2017, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
As of December 31, 2017, we had letters of credit outstanding totaling $9,645 that serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of December 31, 2017, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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

The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2017, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2017 for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2017. The table does not reflect the impact of any 2018 debt activity.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$4,166	$25,257	$3,923	$22,820	$157,216	$73,856	$287,238	$298,635
Fixed rate term loans (b)	—	—	—	250,000	—	200,000	450,000	452,451
Unsecured notes payable (c)	—	—	—	100,000	—	600,000	700,000	693,823
Total fixed rate debt	4,166	25,257	3,923	372,820	157,216	873,856	1,437,238	1,444,909

Variable rate debt:
Variable rate term loan and revolving line of credit	100,000	—	216,000	—	—	—	316,000	316,326
Total debt (d)	$104,166	$25,257	$219,923	$372,820	$157,216	$873,856	$1,753,238	$1,761,235

Weighted average interest rate on debt:
Fixed rate debt	5.07%	7.29%	4.62%	3.62%	4.97%	3.92%	4.02%
Variable rate debt (e)	2.93%	—	2.92%	—	—	—	2.92%
Total	3.01%	7.29%	2.95%	3.62%	4.97%	3.92%	3.83%

(a)	Excludes mortgage premium of $1,024 and discount of $(579), net of accumulated amortization, as of December 31, 2017.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through three interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a fixed rate of 2.00% through January 5, 2021. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a fixed rate of 1.26% through November 22, 2018.

(c)	Excludes discount of $(853), net of accumulated amortization, as of December 31, 2017.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.1 years as of December 31, 2017. Total debt excludes capitalized loan fees of $(6,744), net of accumulated amortization, as of December 31, 2017, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of December 31, 2017.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansions and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital, and (vii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our Unsecured Credit Agreement, and to avoid or minimize any income and excise taxes that we otherwise would be required to pay. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
In December 2012, we issued 5,400 shares of our 7.00% Series A cumulative redeemable preferred stock at a price of $25.00 per share. On December 20, 2017, we redeemed all 5,400 outstanding shares of our Series A preferred stock for cash at a redemption price of $25.00 per share, plus $0.3840 per share representing all accrued and unpaid dividends up to, but excluding, the redemption date. The $4,706 difference between the carrying value of $130,294 and the redemption amount of $135,000 represents the original underwriting discount and offering costs from 2012 and was recorded as preferred stock dividends.
In December 2015, we entered into an at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our unsecured revolving line of credit. We did not sell any shares under our ATM equity program during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. On December 14, 2017, our board of directors authorized a $250,000 increase to our common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the year ended December 31, 2015. During the year ended December 31, 2016, we repurchased 591 shares at an average price per share of $14.93 for a total of $8,841. During the year ended December 31, 2017, we repurchased 17,683 shares at an average price per share of $12.82 for a total of $227,102. As of December 31, 2017, $264,057 remained available for repurchases under our common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements, including expansions and pad developments, at our retail operating properties and our one remaining office property in 2018 can be met with cash flows from operations, asset dispositions and working capital.
We began redevelopment activities at Reisterstown Road Plaza and Towson Circle in 2016. We have invested a total of approximately $20,600 in these projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate that to complete these projects, it will require an additional $21,900 to $24,900, net of proceeds from land sales, sales of air rights, reimbursement from third parties and contributions from a project partner, as applicable. In addition, we plan to begin the first phase of the redevelopment at Boulevard at the Capital Centre in 2018. We anticipate funding the redevelopments with cash flows from operations, asset dispositions, working capital, capital markets transactions and our unsecured revolving line of credit.
Dispositions
The following table highlights our property dispositions during 2017, 2016 and 2015 pursuant to our portfolio transformation strategy of disposing of select non-target and single-user properties.

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2017 Dispositions	47	5,810,700	$917,808	$896,301	$27,353	(c)
2016 Dispositions	46	3,013,900	$540,362	$448,216	$94,353	(c) (d)
2015 Dispositions	26	3,917,200	$516,444	$505,524	$25,724	(c)

(a)
2017 dispositions include the dispositions of CVS Pharmacy – Sylacauga and Century III Plaza, including the Home Depot parcel, both of which were classified as held for sale as of December 31, 2016. 2016 dispositions include the disposition of one development property, which was not under active development. 2015 dispositions include the dispositions of two development properties, one of which had been held in a consolidated joint venture.

(b)	Represents total consideration net of transaction costs. 2017 dispositions include proceeds of $54,087, which are temporarily restricted related to potential 1031 Exchanges.

(c)
Excludes $214,505, $10,695 and $95,881 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In addition to the transactions presented in the preceding table, we received net proceeds of $155, $2,549 and $300 from other transactions, including escrow funds related to a property disposition, condemnation awards and the sale of parcels at certain of our properties, during the years ended December 31, 2017, 2016 and 2015, respectively.
Acquisitions
During the years ended December 31, 2017, 2016 and 2015, we executed on our investment strategy of acquiring high quality, multi-tenant retail assets in certain markets. The following table highlights our acquisitions during these periods:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2017 Acquisitions (a)	10	443,800	$202,915	$—
2016 Acquisitions (b)	9	1,102,300	$408,308	$15,971
2015 Acquisitions (c)	11	1,179,800	$463,136	$—

(a)
2017 acquisitions include the purchase of the following: 1) the fee interest in our Boulevard at the Capital Centre multi-tenant retail operating property that was previously subject to a ground lease with a third party, 2) the remaining five phases under contract, including the development rights for additional residential units, at our One Loudoun Downtown multi-tenant retail operating property that was acquired in phases as the seller completed construction on stand-alone buildings at the property and 3) a multi-tenant retail outparcel located at our Southlake Town Square multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

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

(c)
2015 acquisitions include the purchase of the following: 1) a land parcel located at our Lake Worth Towne Crossing multi-tenant retail operating property, 2) a single-user outparcel located at our Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with us prior to the transaction and 3) a single-user outparcel located at our Royal Oaks Village II multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

Summary of Cash Flows

	Year Ended December 31,
	2017	2016	Change
Net cash provided by operating activities	$247,516	$266,130	$(18,614)
Net cash provided by investing activities	608,302	12,444	595,858
Net cash used in financing activities	(851,832)	(283,453)	(568,379)
Increase (decrease) in cash, cash equivalents and restricted cash	3,986	(4,879)	8,865
Cash, cash equivalents and restricted cash, at beginning of year	82,349	87,228
Cash, cash equivalents and restricted cash, at end of year	$86,335	$82,349
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gains on sales of investment properties, and (iv) gains on extinguishment of debt and other liabilities. Net cash provided by operating activities in 2017 decreased $18,614 primarily due to the following:

•
a $44,206 decrease in NOI, consisting of a decrease in NOI from properties that were sold or held for sale in 2016 and 2017 and other properties not included in our same store portfolio of $49,857, partially offset by an increase in Same Store NOI of $5,651; and

•	a $6,341 increase in cash paid for leasing fees and inducements;
partially offset by

•	a $28,097 decrease in cash paid for interest, excluding debt prepayment fees;

•	a $707 decrease in cash bonuses paid; and

•	ordinary course fluctuations in working capital accounts.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress. Net cash flows from investing activities in 2017 increased $595,858 primarily due to the following:

•	a $450,390 increase in proceeds from the sales of investment properties; and

•	a $180,681 decrease in cash paid to purchase investment properties;
partially offset by

•	a $21,982 increase in capital expenditures and tenant improvements; and

•	a $12,287 increase in investment in developments in progress.
In 2018, we expect to generate cash flows from investing activities from targeted dispositions, which are expected to be used to (i) fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements, (ii) repay debt, and (iii) complete targeted acquisitions.
Cash Flows from Financing Activities
Cash flows used in financing activities primarily consist of proceeds from our unsecured revolving line of credit and the issuance of debt instruments, partially offset by distribution payments, repayments of our unsecured revolving line of credit and other debt instruments, principal payments on mortgages payable, debt prepayment costs, the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable, repurchases of our common stock and the redemption of our preferred stock. Net cash flows used in financing activities in 2017 increased $568,379 primarily due to the following:

•
a $426,973 increase in the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable due to the defeasance of the remaining mortgages payable in the IW JV portfolio during the year ended December 31, 2017;

•	a $218,261 increase in repurchases of our common shares through our share repurchase program;

•	the $135,000 redemption of all 5,400 outstanding shares of our 7.00% Series A cumulative redeemable preferred stock during the year ended December 31, 2017;

•	the repayment of $100,000 on our unsecured term loan due 2018 during the year ended December 31, 2017; and

•	a $200,000 decrease in proceeds from the issuance of unsecured notes related to a $200,000 private placement transaction during the year ended December 31, 2016;
partially offset by

•	$200,000 of proceeds from the Term Loan Due 2023, which funded in January 2017;

•	a $159,311 decrease in principal payments on mortgages payable;

•	a $144,000 increase in net proceeds from our unsecured revolving line of credit; and

•	an $8,746 decrease in the payment of loan fees and deposits.
In 2018, we plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2017 and excludes the following:

•	the impact of any 2018 debt activity;

•	recorded debt premiums, discounts and capitalized loan fees, which are not obligations;

•	obligations related to development, redevelopment, expansions and pad site developments, as payments are only due upon satisfactory performance under the contracts; and

•
letters of credit totaling $9,645 that serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects.

	Payment due by period
	Less than 1 year (b)	1-3 years	3-5 years (c)	More than 5 years (d)	Total
Long-term debt (a):
Fixed rate	$4,166	$29,180	$530,036	$873,856	$1,437,238
Variable rate	100,000	216,000	—	—	316,000
Interest (e)	65,543	120,097	82,434	86,956	355,030
Operating lease obligations (f)	6,717	14,304	14,706	348,246	383,973
	$176,426	$379,581	$627,176	$1,309,058	$2,492,241

(a)
Fixed and variable rate amounts for each year include scheduled principal amortization payments. Interest payments related to variable rate debt were calculated using interest rates as of December 31, 2017.

(b)
We plan on addressing our 2018 term loan maturity and scheduled principal payments on our mortgages payable through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

(c)	Included in fixed rate debt is $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through three interest rate swaps through January 2021.

(d)	Included in fixed rate debt is $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through two interest rate swaps through November 2018.

(e)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2017, including any capitalized interest.

(f)
We lease land under non-cancellable leases at certain of our properties expiring in various years from 2035 to 2087, not inclusive of any available option period. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, we will lose our interest in the improvements and the right to operate these properties. We lease office space under non-cancellable leases expiring in various years from 2018 to 2023.

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
Acquisition of Investment Property
We elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of October 1, 2016. This guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition as opposed to a business combination. Refer to the “Recently Adopted Accounting Pronouncements – Prior to 2018” section within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Under this guidance, all of the acquisitions completed subsequent to October 1, 2016 met this screen and, thus, have been accounted for as asset acquisitions. We allocate the purchase price of each acquired investment property that is accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.
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
Cost Capitalization, Depreciation and Amortization Policies
Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement, including internal salaries and related benefits of personnel directly involved in the upgrade or improvement. These costs are included in the investment properties financial statement caption as an addition to building and other improvements. We capitalized $1,187, $1,152 and $0 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we capitalized $368, $423 and $474 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2017, 2016 and 2015, respectively.
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
Development and Redevelopment Projects
Active development and redevelopment projects are classified as developments in progress on the accompanying consolidated balance sheets and include (i) land held for future development, (ii) ground-up developments and (iii) redevelopment properties undergoing significant renovations and improvements. During the development or redevelopment period, we capitalize direct project costs such as construction, insurance, architectural and legal, as well as certain indirect project costs such as interest, other financing costs, real estate taxes and internal salaries and related benefits of personnel directly involved in the project. Capitalization of project costs begins when the activities and related expenditures commence and cease when the project, or a portion of the project, is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Additionally, we make estimates as to the probability of completion of development and redevelopment projects. If we determine that completion of the development or redevelopment project is no longer probable, we expense any capitalized costs that are not recoverable.
We capitalized $1,202 and $302 of indirect project costs, which includes $268 and $44 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $485 and $69 of interest, related to redevelopment projects during the years ended December 31, 2017 and 2016, respectively. No costs were capitalized during the year ended December 31, 2015.
A project’s, or portion of a project’s, classification changes from development to operating when it is substantially complete and ready for its intended use, but no later than one year from the completion of major construction activity. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements. A property is considered stabilized upon reaching 90% occupancy, but no later than one year from the date it was classified as operating, and is included in our same store portfolio when it is stabilized for the periods presented.
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
Partially-Owned Entities
We consolidate partially-owned entities if they are variable interest entities (VIEs) in accordance with the Consolidation Topic of the FASB Accounting Standards Codification (ASC) and we are considered the primary beneficiary, we have voting control, the limited partners (or non-managing members) do not have substantive participatory rights, or other conditions exist that indicate that we have control. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest, to determine whether we have the power to direct the activities that most significantly impact the entity’s economic performance and if we have significant economic exposure to the risk and rewards of ownership. We assess our interests in VIEs on an ongoing basis to determine if the entity should be consolidated.
We did not have any VIEs as of December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, we acquired one and three properties, respectively, through consolidated VIEs in connection with 1031 Exchanges. During the year ended December 31, 2017, we loaned $87,452 to the VIEs to acquire Main Street Promenade. During the year ended December 31, 2016, we loaned $65,419, $39,215 and $23,522 to the VIEs to acquire Oak Brook Promenade, Tacoma South and Eastside, respectively. The 1031 Exchange for Main Street Promenade was completed during the year ended December 31, 2017 and the 1031 Exchanges for Oak Brook Promenade, Tacoma South and Eastside were completed during the year ended December 31, 2016 and, accordingly, no agreements remained outstanding related to 1031 Exchanges as of December 31, 2017 and 2016. At the completion of the 1031 Exchanges, the sole membership interests of the VIEs were assigned to us and the respective outstanding loans were extinguished, resulting in the entities being wholly owned by us and no longer considered VIEs.
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
Impact of Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements – Prior to 2018
We elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of October 1, 2016. This new guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition as opposed to a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under this new guidance, all of the acquisitions completed subsequent to October 1, 2016 met the screen and, thus, were accounted for as asset acquisitions. Consistent with existing guidance, transaction costs associated with asset acquisitions are capitalized while transaction costs associated with business combinations are expensed as incurred. The adoption of this pronouncement resulted in our acquisition of investment properties subsequent to October 1, 2016 qualifying as asset acquisitions and, as such, the related transaction costs of $725 incurred during the three months ended December 31, 2016 were capitalized. All of the acquisitions completed during 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing.
We elected to early adopt ASU 2017-09, Compensation – Stock Compensation, on a prospective basis as of June 30, 2017. This new pronouncement amends/clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, an entity should account for the effects of a modification unless all of the following are the same in the modified award as the original award immediately before the original award is modified: 1) the fair value; 2) the vesting conditions; and 3) the classification of the modified award as an equity instrument or a liability instrument. The existing disclosure requirements apply regardless of whether an entity is required to apply modification accounting. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
We elected to early adopt ASU 2016-15, Statement of Cash Flows, on a retrospective basis as of December 31, 2017. This new guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, only one impacted us. The classification of debt prepayment costs as a financing outflow impacted our consolidated statements of cash flows as these costs had previously been reflected as operating outflows. The adoption resulted in the reclassification of $3,863 and $837 of debt prepayment costs from operating outflows to financing outflows for the years ended December 31, 2016 and 2015, respectively.
We elected to early adopt ASU 2016-18, Statement of Cash Flows, on a retrospective basis as of December 31, 2017. This new guidance requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption, we now include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows. This resulted in a decrease of $1,481 in net cash provided by operating activities for the year ended December 31, 2016 and decreases of $5,093 and $22,665 in net cash provided by investing activities for the years ended December 31, 2016 and 2015, respectively.

Recently Adopted Accounting Pronouncements – 2018
In May 2014 with subsequent updates issued in August 2015 and March, April, May and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new guidance is effective January 1, 2018 and will replace existing revenue recognition standards. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of our revenue follows the existing leasing guidance and will not be impacted by the adoption of this standard, however, the sale of investment property will be required to follow the new guidance upon adoption. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The adoption of this pronouncement on January 1, 2018 will not have a material effect on our consolidated financial statements as the majority of our revenue falls outside the scope of this guidance. We will adopt this guidance on a modified retrospective basis and apply it to the sales of investment properties beginning January 1, 2018.
In February 2017, the FASB issued ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance is required to be adopted concurrently with the amendments in ASU 2014-09, Revenue from Contracts with Customers. The new pronouncement, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The pronouncement requires either a retrospective or a modified retrospective method of adoption. The adoption of this pronouncement on January 1, 2018 on a modified retrospective basis will not have a material effect on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall. This new guidance is effective January 1, 2018 and will require companies to disclose the fair value of financial assets and financial liabilities measured at amortized cost in accordance with the exit price notion, which is consistent with our existing practices, and will no longer require disclosure of the methods and significant assumptions used, including any changes, to estimate fair value. In addition, companies will be required to disclose all financial assets and financial liabilities grouped by 1) measurement category and 2) form of financial instrument. The adoption of this pronouncement on January 1, 2018 will not have a material effect on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging. This new guidance is effective January 1, 2019, with early adoption permitted, and amends the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in an entity’s financial statements. We elected to early adopt this pronouncement as of January 1, 2018. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and entities will be required to present the earnings effect of the hedging instrument in the same income statement line item in which they report the earnings effect of the hedged item. In addition, entities may perform the initial quantitative assessment of hedge effectiveness at any time after hedge designation, but no later than the first quarterly effectiveness testing date, and subsequent assessments of hedge effectiveness may be performed qualitatively unless facts and circumstances change. Disclosure requirements will be modified to include a tabular disclosure related to the effect of hedging instruments on the income statement and eliminate the requirement to disclose the ineffective portion of the change in fair value of such instruments. The adoption of this pronouncement on January 1, 2018 will not have a material effect on our consolidated financial statements and we will record a cumulative effect adjustment to accumulated other comprehensive income and accumulated distributions in excess of earnings related to eliminating the separate measurement of ineffectiveness. The amended presentation and disclosure guidance will be applied prospectively.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Upon adoption, we will recognize a lease liability and an ROU asset for operating leases where we are the lessee, such as ground leases and office leases. We are in the process of evaluating the inputs required to calculate the amounts that will be recorded on our balance sheet for each lease. For leases with a term of 12 months or less, we expect to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting for lease components will be largely unchanged from existing GAAP. Only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with our existing policies. The pronouncement allows some optional practical expedients. We expect to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.

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
Subsequent Events
Subsequent to December 31, 2017, we:

•
closed on the disposition of Crown Theater, a 74,200 square foot single-user retail operating property located in Hartford, Connecticut, which was classified as held for sale as of December 31, 2017, for a sales price of $6,900 with an anticipated gain on sale;

•
granted 99 restricted shares at a grant date fair value of $13.34 per share and 268 RSUs at a grant date fair value of $14.13 per RSU to our executives in conjunction with our long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the accompanying consolidated financial statements for additional details regarding the terms of the RSUs;

•
issued 42 shares of common stock and 65 restricted shares with a one year vesting term for the RSUs with a performance period that concluded on December 31, 2017. An additional 16 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period; and

•
declared the cash dividend for the first quarter of 2018 of $0.165625 per share on our outstanding Class A common stock, which will be paid on April 10, 2018 to Class A common shareholders of record at the close of business on March 27, 2018.

On February 6, 2018, our board of directors appointed Julie M. Swinehart as our Executive Vice President, Chief Financial Officer and Treasurer. Ms. Swinehart has served as our Senior Vice President and Chief Accounting Officer since 2015 and as our principal accounting officer since 2013. She has also held various accounting and financial reporting positions with us since 2008.

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
As of December 31, 2017, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of December 31, 2017 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Asset
Fixed rate portion of Unsecured Credit Facility	$250,000	January 5, 2021	$860
Term Loan Due 2023	200,000	November 22, 2018	226
	$450,000		$1,086
A decrease of 1% in market interest rates would result in a hypothetical decrease in our derivative asset of approximately $8,853.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $15,149 lower than the fair value as of December 31, 2017.
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

Debt Maturities
Our interest rate risk is monitored using a variety of techniques. The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2017, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2017. The table does not reflect the impact of any 2018 debt activity.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$4,166	$25,257	$3,923	$22,820	$157,216	$73,856	$287,238	$298,635
Fixed rate term loans (b)	—	—	—	250,000	—	200,000	450,000	452,451
Unsecured notes payable (c)	—	—	—	100,000	—	600,000	700,000	693,823
Total fixed rate debt	4,166	25,257	3,923	372,820	157,216	873,856	1,437,238	1,444,909

Variable rate debt:
Variable rate term loan and revolving line of credit	100,000	—	216,000	—	—	—	316,000	316,326
Total debt (d)	$104,166	$25,257	$219,923	$372,820	$157,216	$873,856	$1,753,238	$1,761,235

Weighted average interest rate on debt:
Fixed rate debt	5.07%	7.29%	4.62%	3.62%	4.97%	3.92%	4.02%
Variable rate debt (e)	2.93%	—	2.92%	—	—	—	2.92%
Total	3.01%	7.29%	2.95%	3.62%	4.97%	3.92%	3.83%

(a)	Excludes mortgage premium of $1,024 and discount of $(579), net of accumulated amortization, as of December 31, 2017.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through three interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a fixed rate of 2.00% through January 5, 2021. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a fixed rate of 1.26% through November 22, 2018.

(c)	Excludes discount of $(853), net of accumulated amortization, as of December 31, 2017.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.1 years as of December 31, 2017. Total debt excludes capitalized loan fees of $(6,744), net of accumulated amortization, as of December 31, 2017, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of December 31, 2017.
We had $316,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt and debt issuance costs, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.92% as of December 31, 2017. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of December 31, 2017, interest expense would increase by approximately $3,160 on an annualized basis.
The table incorporates only those interest rate exposures that existed as of December 31, 2017 and does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Retail Properties of America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the statement of cash flows in 2017, 2016, and 2015 due to the adoption of Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash.
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for acquisitions as of October 1, 2016 due to the adoption of Accounting Standards Update 2017-01, Business Combinations.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 14, 2018
We have served as the Company’s auditor since 2009.

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2017	December 31, 2016
Assets
Investment properties:
Land	$1,066,705	$1,191,403
Building and other improvements	3,686,200	4,284,664
Developments in progress	33,022	23,439
	4,785,927	5,499,506
Less accumulated depreciation	(1,215,990)	(1,443,333)
Net investment properties	3,569,937	4,056,173
Cash and cash equivalents	25,185	53,119
Accounts and notes receivable (net of allowances of $6,567 and $6,886, respectively)	71,678	78,941
Acquired lease intangible assets, net	122,646	142,015
Assets associated with investment properties held for sale	3,647	30,827
Other assets, net	125,171	91,898
Total assets	$3,918,264	$4,452,973

Liabilities and Equity
Liabilities:
Mortgages payable, net	$287,068	$769,184
Unsecured notes payable, net	695,748	695,143
Unsecured term loans, net	547,270	447,598
Unsecured revolving line of credit	216,000	86,000
Accounts payable and accrued expenses	82,698	83,085
Distributions payable	36,311	39,222
Acquired lease intangible liabilities, net	97,971	105,290
Liabilities associated with investment properties held for sale	—	864
Other liabilities	69,498	74,501
Total liabilities	2,032,564	2,300,887

Commitments and contingencies (Note 16)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, liquidation preference $135,000, 0 and 5,400 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 219,237 and 236,770 shares issued and outstanding as of December 31, 2017 and 2016, respectively	219	237
Additional paid-in capital	4,574,428	4,927,155
Accumulated distributions in excess of earnings	(2,690,021)	(2,776,033)
Accumulated other comprehensive income	1,074	722
Total equity	1,885,700	2,152,086
Total liabilities and equity	$3,918,264	$4,452,973

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental income	$414,804	$455,658	$472,344
Tenant recovery income	115,944	118,569	119,536
Other property income	7,391	8,916	12,080
Total revenues	538,139	583,143	603,960

Expenses
Operating expenses	84,556	85,895	94,780
Real estate taxes	82,755	81,774	82,810
Depreciation and amortization	203,866	224,430	214,706
Provision for impairment of investment properties	67,003	20,376	19,937
General and administrative expenses	40,724	44,522	50,657
Total expenses	478,904	456,997	462,890

Operating income	59,235	126,146	141,070

Gain on extinguishment of debt	—	13,653	—
Gain on extinguishment of other liabilities	—	6,978	—
Interest expense	(146,092)	(109,730)	(138,938)
Other income, net	373	63	1,700
(Loss) income from continuing operations	(86,484)	37,110	3,832
Gain on sales of investment properties	337,975	129,707	121,792
Net income	251,491	166,817	125,624
Net income attributable to noncontrolling interest	—	—	(528)
Net income attributable to the Company	251,491	166,817	125,096
Preferred stock dividends	(13,867)	(9,450)	(9,450)
Net income attributable to common shareholders	$237,624	$157,367	$115,646

Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$1.03	$0.66	$0.49

Net income	$251,491	$166,817	$125,624
Other comprehensive income:
Net unrealized gain on derivative instruments (Note 10)	352	807	452
Comprehensive income	251,843	167,624	126,076
Comprehensive income attributable to noncontrolling interest	—	—	(528)
Comprehensive income attributable to the Company	$251,843	$167,624	$125,548

Weighted average number of common shares outstanding – basic	230,747	236,651	236,380

Weighted average number of common shares outstanding – diluted	230,927	236,951	236,382

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	5,400	$5	236,602	$237	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375
Net income	—	—	—	—	—	125,096	—	125,096	528	125,624
Other comprehensive income	—	—	—	—	—	—	452	452	—	452
Distribution upon dissolution of consolidated joint venture	—	—	—	—	—	—	—	—	(2,022)	(2,022)
Distributions declared to preferred shareholders ($1.75 per share)	—	—	—	—	—	(9,450)	—	(9,450)	—	(9,450)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(157,173)	—	(157,173)	—	(157,173)
Issuance of common stock, net of offering costs	—	—	—	—	(216)	—	—	(216)	—	(216)
Issuance of restricted shares	—	—	801	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(4)	—	10,755	—	—	10,755	—	10,755
Shares withheld for employee taxes	—	—	(132)	—	(2,008)	—	—	(2,008)	—	(2,008)
Balance as of December 31, 2015	5,400	$5	237,267	$237	$4,931,395	$(2,776,215)	$(85)	$2,155,337	$—	$2,155,337

Cumulative effect of accounting change	—	$—	—	$—	$17	$(17)	$—	$—	$—	$—
Net income	—	—	—	—	—	166,817	—	166,817	—	166,817
Other comprehensive income	—	—	—	—	—	—	807	807	—	807
Distributions declared to preferred shareholders ($1.75 per share)	—	—	—	—	—	(9,450)	—	(9,450)	—	(9,450)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(157,168)	—	(157,168)	—	(157,168)
Issuance of common stock, net of offering costs	—	—	—	—	(100)	—	—	(100)	—	(100)
Shares repurchased through share repurchase program	—	—	(591)	—	(8,841)	—	—	(8,841)	—	(8,841)
Issuance of restricted shares	—	—	274	—	—	—	—	—	—	—
Exercise of stock options	—	—	2	—	23	—	—	23	—	23
Stock-based compensation expense, net of forfeitures	—	—	(10)	—	7,209	—	—	7,209	—	7,209
Shares withheld for employee taxes	—	—	(172)	—	(2,548)	—	—	(2,548)	—	(2,548)
Balance as of December 31, 2016	5,400	$5	236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086	$—	$2,152,086

Net income	—	$—	—	$—	$—	$251,491	$—	$251,491	$—	$251,491
Other comprehensive income	—	—	—	—	—	—	352	352	—	352
Redemption of preferred stock	(5,400)	(5)	—	—	(130,289)	(4,706)	—	(135,000)	—	(135,000)
Distributions declared to preferred shareholders ($1.6965 per share)	—	—	—	—	—	(9,161)	—	(9,161)	—	(9,161)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(151,612)	—	(151,612)	—	(151,612)
Shares repurchased through share repurchase program	—	—	(17,683)	(18)	(227,084)	—	—	(227,102)	—	(227,102)
Issuance of restricted shares	—	—	285	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(40)	—	6,059	—	—	6,059	—	6,059
Shares withheld for employee taxes	—	—	(95)	—	(1,413)	—	—	(1,413)	—	(1,413)
Balance as of December 31, 2017	—	$—	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700	$—	$1,885,700
See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$251,491	$166,817	$125,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,866	224,430	214,706
Provision for impairment of investment properties	67,003	20,376	19,937
Gain on sales of investment properties	(337,975)	(129,707)	(121,792)
Gain on extinguishment of debt	—	(13,653)	—
Gain on extinguishment of other liabilities	—	(6,978)	—
Amortization of loan fees and debt premium and discount, net	7,655	5,781	5,129
Amortization of stock-based compensation	6,059	7,209	10,755
Premium paid in connection with defeasance of mortgages payable	59,968	1,735	17,343
Debt prepayment fees	8,498	3,863	837
Payment of leasing fees and inducements	(15,981)	(9,640)	(8,184)
Changes in accounts receivable, net	962	(1,918)	4,420
Changes in accounts payable and accrued expenses, net	579	2,007	1,976
Changes in other operating assets and liabilities, net	(1,770)	(3,257)	(469)
Other, net	(2,839)	(935)	(3,632)
Net cash provided by operating activities	247,516	266,130	266,650

Cash flows from investing activities:
Purchase of investment properties	(200,755)	(381,436)	(454,085)
Capital expenditures and tenant improvements	(73,750)	(51,768)	(45,649)
Proceeds from sales of investment properties	896,456	446,066	505,503
Investment in developments in progress	(13,649)	(1,362)	(2,371)
Other, net	—	944	(775)
Net cash provided by investing activities	608,302	12,444	2,623

Cash flows from financing activities:
Proceeds from mortgages payable	—	—	1,049
Principal payments on mortgages payable	(106,722)	(266,033)	(441,490)
Proceeds from unsecured notes payable	—	200,000	248,815
Proceeds from unsecured term loans	200,000	—	—
Repayments of unsecured term loans	(100,000)	—	—
Proceeds from unsecured revolving line of credit	943,000	622,500	610,000
Repayments of unsecured revolving line of credit	(813,000)	(636,500)	(510,000)
Payment of loan fees and deposits	(10)	(8,756)	(2,243)
Debt prepayment fees	(8,498)	(3,863)	(837)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	(439,403)	(12,430)	(87,435)
Redemption of preferred stock	(135,000)	—	—
Distributions paid	(163,684)	(166,693)	(166,513)
Shares repurchased through share repurchase program	(227,102)	(8,841)	—
Other, net	(1,413)	(2,837)	(4,152)
Net cash used in financing activities	(851,832)	(283,453)	(352,806)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,986	(4,879)	(83,533)
Cash, cash equivalents and restricted cash, at beginning of year	82,349	87,228	170,761
Cash, cash equivalents and restricted cash, at end of year	$86,335	$82,349	$87,228
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$78,327	$101,789	$115,249
Distributions payable	$36,311	$39,222	$39,297
Accrued capital expenditures and tenant improvements	$7,902	$9,286	$6,079
Accrued leasing fees and inducements	$547	$952	$—
Accrued redevelopment costs	$750	$4,816	$—
Amounts reclassified to developments in progress	$—	$17,261	$—
Developments in progress placed in service	$—	$—	$2,288
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$439,403	$12,430	$87,435
Defeasance of mortgages payable	$379,435	$10,695	$70,092

Purchase of investment properties (after credits at closing):
Net investment properties	$(198,984)	$(375,022)	$(442,763)
Accounts receivable, acquired lease intangibles and other assets	(15,451)	(40,989)	(47,498)
Accounts payable, acquired lease intangibles and other liabilities	11,156	19,259	36,176
Mortgages payable assumed, net	—	15,316	—
Gain on exchange of investment property	2,524	—	—
	$(200,755)	$(381,436)	$(454,085)

Proceeds from sales of investment properties:
Net investment properties	$556,129	$393,680	$379,419
Accounts receivable, acquired lease intangibles and other assets	17,678	13,484	8,638
Accounts payable, acquired lease intangibles and other liabilities	(11,316)	(11,605)	(4,378)
Deferred gains	(1,486)	1,500	32
Mortgage debt forgiven or assumed	—	(94,353)	—
Gain on extinguishment of debt	—	13,653	—
Gain on sales of investment properties	335,451	129,707	121,792
	$896,456	$446,066	$505,503

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
The Company’s property ownership as of December 31, 2017 is summarized below:

Wholly-owned
Retail operating properties (a)	112
Office properties	1
Total operating properties	113

Redevelopment properties	2

(a)	Excludes one wholly-owned operating property classified as held for sale and one property where the Company has begun activities in anticipation of future redevelopment as of December 31, 2017.
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
On October 29, 2015, the Company dissolved its remaining less-than-wholly owned consolidated joint venture concurrent with the sale of Green Valley Crossing to an affiliate of the joint venture partner. The Company was entitled to a preferred return on its

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

capital contributions to the entity. The noncontrolling interest holder was allocated $528 as its share of the gain on sale of the development property and received a distribution of $2,022 upon dissolution of the joint venture. As of December 31, 2017, the Company did not have any less-than-wholly-owned consolidated entities.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment Properties: Investment properties are recorded at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Expenditures for significant improvements, including internal salaries and related benefits of personnel directly involved in the improvements, are capitalized.
The Company elected to early adopt Accounting Standards Update (ASU) 2017-01, Business Combinations, on a prospective basis as of October 1, 2016. This guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition as opposed to a business combination. Refer to the “Recently Adopted Accounting Pronouncements – Prior to 2018” section within this Note 2 to the consolidated financial statements. Under this guidance, all of the acquisitions completed subsequent to October 1, 2016 met this screen and, thus, have been accounted for as asset acquisitions. The Company allocates the purchase price of each acquired investment property that is accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.
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
The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $25,284, $27,443 and $25,913 for the years ended December 31, 2017, 2016 and 2015, respectively.
With respect to acquired leases in which the Company is the lessor, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $4,696, $4,406 and $4,807 for the years ended December 31, 2017, 2016 and 2015, respectively, was recorded as a reduction to rental income. Amortization pertaining to below market lease

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

intangibles of $8,009, $7,396 and $8,428 for the years ended December 31, 2017, 2016 and 2015, respectively, was recorded as an increase to rental income.
With respect to acquired leases in which the Company is the lessee, the portion of the purchase price allocated to acquired above and below market ground lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to property operating expenses. Amortization pertaining to above market ground lease intangibles of $560, $560 and $560 for the years ended December 31, 2017, 2016 and 2015, respectively, was recorded as a reduction to property operating expenses.
The following table presents the amortization during the next five years and thereafter related to the acquired lease intangible assets and liabilities for properties owned as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
Amortization of:
Acquired above market lease intangibles (a)	$4,071	$2,702	$2,052	$1,545	$1,276	$4,589	$16,235
Acquired in-place lease value intangibles (a)	18,918	12,860	10,626	9,615	8,456	45,936	106,411
Acquired lease intangible assets, net (b)	$22,989	$15,562	$12,678	$11,160	$9,732	$50,525	$122,646

Acquired below market lease intangibles (a)	$(6,434)	$(5,897)	$(5,717)	$(5,517)	$(5,330)	$(56,618)	$(85,513)
Acquired ground lease intangibles (c)	(560)	(560)	(560)	(560)	(560)	(9,658)	(12,458)
Acquired lease intangible liabilities, net (b)	$(6,994)	$(6,457)	$(6,277)	$(6,077)	$(5,890)	$(66,276)	$(97,971)

(a)
Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessor. The amortization of acquired above and below market lease intangibles is recorded as an adjustment to rental income and the amortization of acquired in-place lease value intangibles is recorded to depreciation and amortization expense.

(b)	Acquired lease intangible assets, net and acquired lease intangible liabilities, net are presented net of $263,400 and $53,002 of accumulated amortization, respectively, as of December 31, 2017.

(c)	Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessee. The amortization is recorded as an adjustment to property operating expenses.
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees, including capitalized internal leasing incentives, all of which are incremental to signed leases, are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company capitalized $368, $423 and $474 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2017, 2016 and 2015, respectively.
Impairment of Long-Lived Assets: The Company’s investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
Below is a summary of impairment charges recorded during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Impairment of consolidated properties (a)	$67,003	$20,376	$19,937

(a)	Included in “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive income.
The Company’s assessment of impairment as of December 31, 2017 was based on the most current information available to the Company. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in 2018 or future periods. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairment charges were recorded. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. Refer to Note 14 to the consolidated financial statements for further discussion.
Development and Redevelopment Projects: Active development and redevelopment projects are classified as developments in progress on the accompanying consolidated balance sheets and include (i) land held for future development, (ii) ground-up developments and (iii) redevelopment properties undergoing significant renovations and improvements. During the development or redevelopment period, the Company capitalizes direct project costs such as construction, insurance, architectural and legal, as well as certain indirect project costs such as interest, other financing costs, real estate taxes and internal salaries and related benefits of personnel directly involved in the project. Capitalization of project costs begins when the activities and related expenditures

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

commence and cease when the project, or a portion of the project, is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. Additionally, the Company makes estimates as to the probability of completion of development and redevelopment projects. If the Company determines that completion of the development or redevelopment project is no longer probable, the Company expenses any capitalized costs that are not recoverable. The Company capitalized $1,202 and $302 of indirect project costs related to development and redevelopment projects and $1,187 and $1,152 related to expansions, pad developments and other significant improvements during the years ended December 31, 2017 and 2016, respectively. The Company did not capitalize any indirect project costs during the year ended December 31, 2015.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value intangibles and any above or below market lease intangibles and the Company records the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. One property was classified as held for sale as of December 31, 2017 and two properties qualified for held for sale accounting treatment as of December 31, 2016.
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
Cash, Cash Equivalents and Restricted Cash: The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. Restricted cash consists of lenders’ escrows and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions and potential Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges), and are included as a component of “Other assets, net” in the accompanying consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2017	2016	2015
Cash and cash equivalents	$25,185	$53,119	$51,424
Restricted cash	61,150	29,230	35,804
Total cash, cash equivalents and restricted cash	$86,335	$82,349	$87,228
Derivative and Hedging Activities: Derivatives are recorded in the accompanying consolidated balance sheets at fair value within “Other assets, net.” The Company uses interest rate derivatives to manage differences in the amount, timing and duration of the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Company’s known or expected cash payments principally related to certain of its borrowings. The Company does not use derivatives for trading or speculative purposes. On the date the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income” and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of December 31, 2017, the balance in accumulated other comprehensive income relating to derivatives was $1,074. Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in “Other income, net” in the accompanying consolidated statements of operations and other comprehensive income.
Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Based upon the Company’s evaluation, no accrual of a liability for asset retirement obligations was warranted as of December 31, 2017 and 2016.
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
The Company records lease termination income as “Other property income” when (i) a termination letter agreement is signed, (ii) all of the conditions of such agreement have been fulfilled, (iii) the tenant is no longer occupying the property and (iv) collectibility

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded lease termination income of $2,021, $3,339 and $3,757 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company recorded contingent percentage rental income and percentage rental income in lieu of base rent of $4,451, $4,082 and $4,693 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s policy is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
Profits from sales of real estate are not recognized under the full accrual method until the following criteria are met: (i) a sale is consummated; (ii) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (iii) the Company’s receivable, if applicable, is not subject to future subordination; (iv) the Company has transferred to the buyer the usual risks and rewards of ownership; and (v) the Company does not have substantial continuing involvement with the property. The Company sold 47, 46 and 26 consolidated investment properties during the years ended December 31, 2017, 2016 and 2015, respectively. Refer to Note 4 to the consolidated financial statements for further discussion.
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
The Company records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. Tax returns for the calendar years 2014 through 2017 remain subject to examination by federal and various state tax jurisdictions.
Segment Reporting: The Company’s chief operating decision maker, which is comprised of its Chief Executive Officer and Chief Operating Officer, assesses and measures the operating results of the Company’s portfolio of properties based on net operating income and does not differentiate properties by geography, market, size or type. Each of the Company’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the Company’s properties are aggregated into one reportable segment as they have similar economic characteristics, the Company provides similar services to its tenants and the Company’s chief operating decision maker evaluates the collective performance of its properties.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements – Prior to 2018
The Company elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of October 1, 2016. This new guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, is accounted for as an asset acquisition as opposed to a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under this new guidance, all of the acquisitions completed subsequent to October 1, 2016 met the screen and, thus, were accounted for as asset acquisitions. Consistent with existing guidance, transaction costs associated with asset acquisitions are capitalized while transaction costs associated with business combinations are expensed as incurred. The adoption of this pronouncement resulted in the Company’s acquisition of investment properties subsequent to October 1, 2016 qualifying as asset acquisitions and, as such, the related transaction costs of $725 incurred during the three months ended December 31, 2016 were capitalized. All of the acquisitions completed during 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing.
The Company elected to early adopt ASU 2017-09, Compensation – Stock Compensation, on a prospective basis as of June 30, 2017. This new pronouncement amends/clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, an entity should account for the effects of a modification unless all of the following are the same in the modified award as the original award immediately before the original award is modified: 1) the fair value; 2) the vesting conditions; and 3) the classification of the modified award as an equity instrument or a liability instrument. The existing disclosure requirements apply regardless of whether an entity is required to apply modification accounting. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.
The Company elected to early adopt ASU 2016-15, Statement of Cash Flows, on a retrospective basis as of December 31, 2017. This new guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, only one impacted the Company. The classification of debt prepayment costs as a financing outflow impacted the Company’s consolidated statements of cash flows as these costs had previously been reflected as operating outflows. The adoption resulted in the reclassification of $3,863 and $837 of debt prepayment costs from operating outflows to financing outflows for the years ended December 31, 2016 and 2015, respectively.
The Company elected to early adopt ASU 2016-18, Statement of Cash Flows, on a retrospective basis as of December 31, 2017. This new guidance requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption, the Company now includes amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows. This resulted in a decrease of $1,481 in net cash provided by operating activities for the year ended December 31, 2016 and decreases of $5,093 and $22,665 in net cash provided by investing activities for the years ended December 31, 2016 and 2015, respectively.
Recently Adopted Accounting Pronouncements – 2018
In May 2014 with subsequent updates issued in August 2015 and March, April, May and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new guidance is effective January 1, 2018 and will replace existing revenue recognition standards. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company’s revenue follows the existing leasing guidance and will not be impacted by the adoption of this standard, however, the sale of investment property will be required to follow the new guidance upon adoption. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The adoption of this pronouncement on January 1, 2018 will not have a material effect on the Company’s consolidated financial statements as the majority of its revenue falls outside of the scope of this guidance. The Company will adopt this guidance on a modified retrospective basis and apply it to the sales of investment properties beginning January 1, 2018.
In February 2017, the FASB issued ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance is required to be adopted concurrently with the amendments in ASU 2014-09, Revenue from Contracts with Customers. The new pronouncement, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The pronouncement requires either a retrospective or a modified retrospective method of adoption. The adoption of this pronouncement on January 1, 2018 on a modified retrospective basis will not have a material effect on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall. This new guidance is effective January 1, 2018 and will require companies to disclose the fair value of financial assets and financial liabilities measured at amortized cost in accordance with the exit price notion, which is consistent with the Company’s existing practices, and will no longer require disclosure of the methods and significant assumptions used, including any changes, to estimate fair value. In addition, companies will be required to disclose all financial assets and financial liabilities grouped by 1) measurement category and 2) form of financial instrument. The adoption of this pronouncement on January 1, 2018 will not have a material effect on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging. This new guidance is effective January 1, 2019, with early adoption permitted, and amends the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in an entity’s financial statements. The Company elected to early adopt this pronouncement as of January 1, 2018. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and entities will be required to present the earnings effect of the hedging instrument in the same income statement line item in which they report the earnings effect of the hedged item. In addition, entities may perform the initial quantitative assessment of hedge effectiveness at any time after hedge designation, but no later than the first quarterly effectiveness testing date, and subsequent assessments of hedge effectiveness may be performed qualitatively unless facts and circumstances change. Disclosure requirements will be modified to include a tabular disclosure related to the effect of hedging instruments on the income statement and eliminate the requirement to disclose the ineffective portion of the change in fair value of such instruments. The adoption of this pronouncement on January 1, 2018 will not have a material effect on the Company’s consolidated financial statements and the Company will record a cumulative effect adjustment to accumulated other comprehensive income and accumulated distributions in excess of earnings related to eliminating the separate measurement of ineffectiveness. The amended presentation and disclosure guidance will be applied prospectively.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Upon adoption, the Company will recognize a lease liability and an ROU asset for operating leases where it is the lessee, such as ground leases and office leases. The Company is in the process of evaluating the inputs required to calculate the amounts that will be recorded on its balance sheet for each lease. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting for lease components will be largely unchanged from existing GAAP. Only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with the Company’s existing policies. The pronouncement allows some optional practical expedients. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(3) ACQUISITIONS
The Company closed on the following acquisitions during the year ended December 31, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade (a)	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Boulevard at the Capital Centre – Fee Interest	Washington, D.C.	Fee interest (b)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II	Washington, D.C.	Additional phase of multi-tenant retail (c)	15,900	4,128
April 5, 2017	One Loudoun Downtown – Phase III	Washington, D.C.	Additional phase of multi-tenant retail (c)	9,800	2,193
May 16, 2017	One Loudoun Downtown – Phase IV	Washington, D.C.	Development rights (c)	—	3,500
July 6, 2017	New Hyde Park Shopping Center	New York	Multi-tenant retail	32,300	22,075
August 8, 2017	One Loudoun Downtown – Phase V	Washington, D.C.	Additional phase of multi-tenant retail (c)	17,700	5,167
August 8, 2017	One Loudoun Downtown – Phase VI	Washington, D.C.	Additional phase of multi-tenant retail (c)	74,100	20,523
December 11, 2017	Plaza del Lago (d)	Chicago	Multi-tenant retail	100,200	48,300
December 19, 2017	Southlake Town Square – Outparcel	Dallas	Multi-tenant retail outparcel (e)	12,200	7,029
				443,800	$202,915	(f)

(a)	This property was acquired through a consolidated VIE and was used to facilitate a 1031 Exchange.

(b)
The wholly-owned multi-tenant retail operating property located in Largo, Maryland was previously subject to an approximately 70 acre long-term ground lease with a third party. The Company completed a transaction whereby it received the fee interest in approximately 50 acres of the underlying land in exchange for which (i) the Company paid $1,939 and (ii) the term of the ground lease with respect to the remaining approximately 20 acres was shortened to nine months. The Company derecognized building and improvements of $11,347 related to the remaining ground lease, recognized the fair value of land received of $15,200 and recorded a gain of $2,524, which was recognized during the three months ended December 31, 2017 upon the expiration of the ground lease on approximately 20 acres. The total number of properties in the Company’s portfolio was not affected by this transaction.

(c)
The Company acquired the remaining five phases under contract, including the development rights for an additional 123 residential units for a total of 408 units, at its One Loudoun Downtown multi-tenant retail operating property. The total number of properties in the Company’s portfolio was not affected by these transactions.

(d)	Plaza del Lago also contains 8,800 square feet of residential space, comprised of 15 residential units, for a total of 109,000 square feet.

(e)
The Company acquired a multi-tenant retail outparcel located at its Southlake Town Square multi-tenant retail operating property. The total number of properties in the Company’s portfolio was not affected by this transaction.

(f)	Acquisition price does not include capitalized closing costs and adjustments totaling $2,506.
The Company closed on the following acquisitions during the year ended December 31, 2016:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
January 15, 2016	Shoppes at Hagerstown (a)	Hagerstown	Multi-tenant retail	113,000	$27,055
January 15, 2016	Merrifield Town Center II (a)	Washington, D.C.	Multi-tenant retail	76,000	45,676
March 29, 2016	Oak Brook Promenade (b)	Chicago	Multi-tenant retail	183,200	65,954
April 1, 2016	The Shoppes at Union Hill (c)	New York	Multi-tenant retail	91,700	63,060
April 29, 2016	Ashland & Roosevelt – Fee Interest	Chicago	Ground lease interest (d)	—	13,850
May 5, 2016	Tacoma South (b)	Seattle	Multi-tenant retail	230,700	39,400
June 15, 2016	Eastside (b)	Dallas	Multi-tenant retail	67,100	23,842
August 30, 2016	Woodinville Plaza – Anchor Space Improvements	Seattle	Anchor space improvements (e)	—	4,500
November 22, 2016	One Loudoun Downtown – Phase I	Washington, D.C.	Multi-tenant retail	340,600	124,971
				1,102,300	$408,308

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)	These properties were acquired as a two-property portfolio. Merrifield Town Center II also contains 62,000 square feet of storage space for a total of 138,000 square feet.

(b)	These properties were acquired through consolidated VIEs and were used to facilitate 1031 Exchanges.

(c)	In conjunction with this acquisition, the Company assumed mortgage debt with a principal balance of $15,971 and an interest rate of 3.75% that matures in 2031.

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

(e)	The Company acquired the anchor space improvements, which were previously subject to a ground lease with the Company, at its Woodinville Plaza multi-tenant retail operating property.
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
The Company closed on the following acquisitions during the year ended December 31, 2015:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
January 8, 2015	Downtown Crown	Washington, D.C.	Multi-tenant retail	258,000	$162,785
January 23, 2015	Merrifield Town Center	Washington, D.C.	Multi-tenant retail	84,900	56,500
January 23, 2015	Fort Evans Plaza II	Washington, D.C.	Multi-tenant retail	228,900	65,000
February 19, 2015	Cedar Park Town Center	Austin	Multi-tenant retail	179,300	39,057
March 24, 2015	Lake Worth Towne Crossing – Parcel	Dallas	Land (a)	—	400
May 4, 2015	Tysons Corner	Washington, D.C.	Multi-tenant retail	37,700	31,556
June 10, 2015	Woodinville Plaza	Seattle	Multi-tenant retail	170,800	35,250
July 31, 2015	Southlake Town Square – Outparcel	Dallas	Single-user outparcel (b)	13,800	8,440
August 27, 2015	Coal Creek Marketplace	Seattle	Multi-tenant retail	55,900	17,600
October 27, 2015	Royal Oaks Village II – Outparcel	Houston	Single-user outparcel (a)	12,300	6,841
November 13, 2015	Towson Square	Baltimore	Multi-tenant retail	138,200	39,707
				1,179,800	$463,136

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

The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions completed during the years ended December 31, 2017, 2016 and 2015 discussed above:

	2017	2016	2015
Land	$50,876	$106,947	$161,114
Building and other improvements, net	148,108	268,075	281,649
Acquired lease intangible assets (a)	15,608	41,002	45,474
Acquired lease intangible liabilities (b)	(8,095)	(8,258)	(25,101)
Other liabilities	(1,076)	—	—
Mortgages payable, net (c)	—	(15,316)	—
Net assets acquired	$205,421	$392,450	$463,136

(a)
The weighted average amortization period for acquired lease intangible assets is seven years, nine years and 15 years for acquisitions completed during the years ended December 31, 2017, 2016 and 2015, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(b)
The weighted average amortization period for acquired lease intangible liabilities is 13 years, 18 years and 21 years for acquisitions completed during the years ended December 31, 2017, 2016 and 2015, respectively.

(c)	Includes mortgage discount of $(655) for acquisitions completed during the year ended December 31, 2016.
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing. Transaction costs related to acquisitions that were accounted for as business combinations totaling $913 and $1,591 for the years ended December 31, 2016 and 2015, respectively, were expensed as incurred and are included in “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income. In addition, total revenues of $87,161 and $97,893 and net income attributable to common shareholders of $22,283 and $18,334 are included in the Company’s consolidated statements of operations and other comprehensive income for the years ended December 31, 2016 and 2015, respectively, from the properties acquired during the years ended December 31, 2016 and 2015 that were accounted for as business combinations.
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
The following unaudited condensed pro forma financial information is presented as if the acquisitions completed during the year ended December 31, 2016 were completed as of January 1, 2015 and the acquisitions completed during the year ended December 31, 2015 were completed as of January 1, 2014. The following 2016 acquisitions have not been adjusted in the pro forma presentation as they were accounted for as asset acquisitions: (i) the acquisition of Phase I of One Loudoun Downtown located in the Washington, D.C. MSA, which was acquired on November 22, 2016 for $124,971, (ii) the acquisition of the anchor space improvements in the Company’s Woodinville Plaza multi-tenant retail operating property located in the Seattle MSA, which was acquired on August 30, 2016 for $4,500 and (iii) the acquisition of the fee interest in the Company’s Ashland & Roosevelt multi-tenant retail operating property located in the Chicago MSA, which was acquired on April 29, 2016 for $13,850. The 2015 acquisition of a parcel at the Company’s Lake Worth Towne Crossing multi-tenant retail operating property located in the Dallas MSA, which was acquired on March 24, 2015 for $400, has not been adjusted in the pro forma presentation as it was accounted for as an asset acquisition. The results of operations associated with the 2015 acquisitions of Towson Square on November 13, 2015 and single-user outparcels at Southlake Town Square on July 31, 2015 and Royal Oaks Village II on October 27, 2015 have not been adjusted in the pro forma presentation due to a lack of historical financial information. Pro forma financial information is not presented for acquisitions completed during 2017 as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Year Ended December 31,
	2016	2015
Total revenues	$587,374	$627,300
Net income	$165,696	$121,406
Net income attributable to common shareholders	$156,246	$111,428
Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.66	$0.47
Weighted average number of common shares outstanding – basic	236,651	236,380
Variable Interest Entities
During the year ended December 31, 2017, the Company entered into an agreement with a qualified intermediary related to a 1031 Exchange. The Company loaned $87,452 to the VIEs to acquire Main Street Promenade. The 1031 Exchange was completed during the year ended December 31, 2017 and, in accordance with applicable provisions of the Code, within 180 days after the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

acquisition date of the property. At the completion of the 1031 Exchange, the sole membership interests of the VIEs were assigned to the Company in satisfaction of the outstanding loan, resulting in the entities being wholly owned by the Company and no longer considered VIEs.
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
Prior to the completion of the 1031 Exchanges, the Company was deemed to be the primary beneficiary of the VIEs as it had the ability to direct the activities of the VIEs that most significantly impacted their economic performance and had all of the risks and rewards of ownership. Accordingly, the Company consolidated the VIEs. No value or income was attributed to the noncontrolling interests. The assets of the VIEs consisted of the investment properties that were operated by the Company.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(4) DISPOSITIONS
The Company closed on the following dispositions during the year ended December 31, 2017:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500	$332	$—
February 21, 2017	Shoppes at Park West	Multi-tenant retail	63,900	15,383	15,261	7,569
March 7, 2017	CVS Pharmacy – Sylacauga, AL	Single-user retail	10,100	3,700	3,348	1,651
March 8, 2017	Rite Aid Store (Eckerd)–Kill Devil Hills, NC	Single-user retail	13,800	4,297	4,134	1,857
March 15, 2017	Century III Plaza – Home Depot	Single-user parcel	131,900	17,519	17,344	4,487
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750	41,380	14,107
March 24, 2017	Northwood Crossing	Multi-tenant retail	160,000	22,850	22,723	10,007
April 4, 2017	University Town Center	Multi-tenant retail	57,500	14,700	14,590	9,128
April 4, 2017	Edgemont Town Center	Multi-tenant retail	77,700	19,025	18,857	8,995
April 4, 2017	Phenix Crossing	Multi-tenant retail	56,600	12,400	12,296	5,699
April 27, 2017	Brown’s Lane	Multi-tenant retail	74,700	10,575	10,318	3,408
May 9, 2017	Rite Aid Store (Eckerd) – Greer, SC	Single-user retail	13,800	3,050	2,961	830
May 9, 2017	Evans Towne Centre	Multi-tenant retail	75,700	11,825	11,419	5,226
May 25, 2017	Red Bug Village	Multi-tenant retail	26,200	8,100	7,767	2,184
May 26, 2017	Wilton Square	Multi-tenant retail	438,100	49,300	48,503	19,630
May 30, 2017	Town Square Plaza	Multi-tenant retail	215,600	28,600	26,459	3,412
May 31, 2017	Cuyahoga Falls Market Center	Multi-tenant retail	76,400	11,500	11,101	1,300
June 5, 2017	Plaza Santa Fe II	Multi-tenant retail	224,200	35,220	33,506	16,946
June 6, 2017	Rite Aid Store (Eckerd) – Columbia, SC	Single-user retail	13,400	3,250	3,163	1,046
June 16, 2017	Fox Creek Village	Multi-tenant retail	107,500	24,825	24,415	12,470
June 29, 2017	Cottage Plaza	Multi-tenant retail	85,500	23,050	22,685	8,039
June 29, 2017	Magnolia Square	Multi-tenant retail	116,000	16,000	15,692	4,866
June 29, 2017	Cinemark Seven Bridges	Single-user retail	70,200	15,271	14,948	3,973
June 29, 2017	Low Country Village I & II	Multi-tenant retail	139,900	22,075	21,639	10,286
July 20, 2017	Boulevard Plaza	Multi-tenant retail	111,100	14,300	13,913	846
July 26, 2017	Irmo Station (b)	Multi-tenant retail	99,400	16,027	15,596	7,236
July 27, 2017	Hickory Ridge	Multi-tenant retail	380,600	44,020	43,701	18,535
August 4, 2017	Lakepointe Towne Center	Multi-tenant retail	196,600	10,500	10,179	—
August 14, 2017	The Columns	Multi-tenant retail	173,400	21,750	21,313	5,073
August 25, 2017	Holliday Towne Center	Multi-tenant retail	83,100	11,750	11,413	2,633
August 25, 2017	Northwoods Center (b)	Multi-tenant retail	96,000	24,250	23,246	10,889
September 14, 2017	The Orchard	Multi-tenant retail	165,800	20,000	19,663	5,022
September 21, 2017	Lake Mary Pointe	Multi-tenant retail	51,100	5,100	4,838	534
September 22, 2017	West Town Market	Multi-tenant retail	67,900	14,250	13,804	8,074
September 29, 2017	Dorman Centre I & II	Multi-tenant retail	388,300	46,000	45,011	13,430
October 6, 2017	Forks Town Center	Multi-tenant retail	100,300	23,800	23,072	11,802
October 10, 2017	Placentia Town Center	Multi-tenant retail	111,000	35,725	35,149	15,798
October 24, 2017	Five Forks	Multi-tenant retail	70,200	10,720	10,280	3,862
October 27, 2017	Saucon Valley Square	Multi-tenant retail	80,700	6,300	6,019	—
December 8, 2017	Corwest Plaza	Multi-tenant retail	115,100	29,825	29,325	10,205
December 14, 2017	23rd Street Plaza	Multi-tenant retail	53,400	5,400	5,124	299
December 15, 2017	Century III Plaza	Multi-tenant retail	152,200	11,600	11,490	—
December 20, 2017	Page Field Commons	Multi-tenant retail	319,400	38,000	37,228	12,868
December 21, 2017	Quakertown (b)	Multi-tenant retail	61,800	15,940	15,550	7,103
December 21, 2017	Bed Bath & Beyond Plaza – Miami, FL	Multi-tenant retail	97,500	38,250	37,205	16,808
December 22, 2017	High Ridge Crossing	Multi-tenant retail	76,900	4,750	4,601	—
December 28, 2017	Azalea Square I & Azalea Square III (c)	Multi-tenant retail	269,800	54,786	53,740	25,832
			5,810,700	$917,808	$896,301	$333,965

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)	Aggregate proceeds are net of transaction costs and exclude $150 of condemnation proceeds, which did not result in any additional gain recognition.

(b)
As of December 31, 2017, the following disposition proceeds are temporarily restricted related to potential 1031 Exchanges and are included in “Other assets, net” in the accompanying consolidated balance sheets:

Property Name	Proceeds Temporarily Restricted
Irmo Station	$15,643
Northwoods Center	23,255
Quakertown	15,189
$54,087

(c)	The terms of the disposition of Azalea Square I and Azalea Square III were negotiated as a single transaction.
During the year ended December 31, 2017, the Company also (i) received proceeds of $5 and recognized a gain of $1,486 as a result of the receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016 and (ii) recorded a gain of $2,524 upon the expiration of the ground lease related to the exchange transaction completed at Boulevard at the Capital Centre on January 25, 2017 (refer to Note 3 to the consolidated financial statements for further discussion of the transaction). The aggregate proceeds, net of closing costs, from the property dispositions and other transactions during the year ended December 31, 2017 totaled $896,456, with aggregate gains of $337,975.
During the year ended December 31, 2017, the Company repaid or defeased $241,858 in mortgages payable prior to or in connection with the 2017 dispositions.
As of December 31, 2017, the Company had entered into a contract to sell Crown Theater, a 74,200 square foot single-user retail operating property located in Hartford, Connecticut. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended December 31, 2017, at which time depreciation and amortization were ceased. In addition, the assets and liabilities associated with this property are separately classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2017. Century III Plaza, including the Home Depot parcel, and CVS Pharmacy – Sylacauga, AL were classified as held for sale as of December 31, 2016 and were sold during the year ended December 31, 2017.
Subsequent to December 31, 2017, the Company sold Crown Theater for consideration of $6,900.
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

	December 31, 2017	December 31, 2016
Assets
Land, building and other improvements	$2,791	$45,395
Less accumulated depreciation	(27)	(15,769)
Net investment properties	2,764	29,626
Other assets	883	1,201
Assets associated with investment properties held for sale	$3,647	$30,827

Liabilities
Other liabilities	$—	$864
Liabilities associated with investment properties held for sale	$—	$864

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company closed on the following dispositions during the year ended December 31, 2016:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 1, 2016	The Gateway (b)	Multi-tenant retail	623,200	$75,000	$(6,975)	$3,868
February 10, 2016	Stateline Station	Multi-tenant retail	142,600	17,500	17,210	4,253
March 30, 2016	Six Property Portfolio (c)	Single-user retail	230,400	35,413	34,986	13,618
April 20, 2016	CVS Pharmacy – Oklahoma City, OK	Single-user retail	10,900	4,676	4,608	1,764
June 2, 2016	Rite Aid Store (Eckerd) – Canandaigua, NY & Tim Horton Donut Shop (d)	Single-user retail	16,600	5,400	5,333	1,444
June 15, 2016	Academy Sports – Midland, TX	Single-user retail	61,200	5,541	5,399	2,220
June 23, 2016	Four Rite Aid Portfolio (e)	Single-user retail	45,400	15,934	14,646	2,287
July 8, 2016	Broadway Shopping Center	Multi-tenant retail	190,300	20,500	20,103	7,958
July 21, 2016	Mid-Hudson Center	Multi-tenant retail	235,600	27,500	25,615	—
July 27, 2016	Rite Aid Store (Eckerd), Main St. – Buffalo, NY	Single-user retail	10,900	3,388	3,296	344
July 29, 2016	Rite Aid Store (Eckerd) – Lancaster, NY	Single-user retail	10,900	3,425	3,349	625
August 4, 2016	Alison’s Corner	Multi-tenant retail	55,100	7,850	7,559	3,334
August 5, 2016	Rite Aid Store (Eckerd), Lake Ave. – Rochester, NY	Single-user retail	13,200	5,400	5,334	907
August 12, 2016	Maple Tree Place	Multi-tenant retail	489,000	90,000	88,528	15,566
August 12, 2016	CVS Pharmacy – Burleson, TX	Single-user retail	10,900	4,190	4,102	1,425
August 18, 2016	Mitchell Ranch Plaza	Multi-tenant retail	199,600	55,625	54,305	33,612
August 22, 2016	Rite Aid Store (Eckerd), E. Main St. – Batavia, NY	Single-user retail	13,800	5,050	4,924	1,249
September 9, 2016	Rite Aid Store (Eckerd) – Lockport, NY	Single-user retail	13,800	4,690	4,415	753
September 9, 2016	Rite Aid Store (Eckerd), Ferry St. – Buffalo, NY	Single-user retail	10,900	3,600	3,370	612
November 9, 2016	Walgreens – Northwoods, MO	Single-user retail	16,300	6,450	5,793	2,199
November 23, 2016	Ten Rite Aid Portfolio (f)	Single-user retail	119,700	30,000	29,380	251
December 8, 2016	Vail Ranch Plaza	Multi-tenant retail	101,800	27,450	27,160	11,247
December 15, 2016	Pacheco Pass Phase I & II	Multi-tenant retail	194,300	41,500	39,549	4,758
December 16, 2016	South Billings Center	Development (g)	—	2,250	2,157	—
December 22, 2016	Rite Aid Store (Eckerd) – Colesville, MD	Single-user retail	13,400	7,700	7,444	1,893
December 29, 2016	Commons at Royal Palm	Multi-tenant retail	156,500	23,700	21,460	6,553
December 30, 2016	CVS Pharmacy (Eckerd)–Edmond, OK & CVS Pharmacy (Eckerd)–Norman, OK (h)	Single-user retail	27,600	10,630	10,467	5,069
			3,013,900	$540,362	$443,517	$127,809

(a)	Aggregate proceeds are net of transaction costs.

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

(f)
Portfolio consists of the following properties: (i) Rite Aid Store (Eckerd) – Chattanooga, TN, (ii) Rite Aid Store (Eckerd) – Yorkshire, NY, (iii) Rite Aid Store (Eckerd), Sheridan Dr. – Amherst, NY, (iv) Rite Aid Store (Eckerd) – Grand Island, NY, (v) Rite Aid Store (Eckerd) – North Chili, NY, (vi) Rite Aid Store (Eckerd) – Tonawanda, NY, (vii) Rite Aid Store (Eckerd) – Irondequoit, NY, (viii) Rite Aid Store (Eckerd) – Hudson, NY, (ix) Rite Aid Store (Eckerd), Transit Rd. – Amherst, NY and (x) Rite Aid Store (Eckerd), Harlem Rd. – West Seneca, NY.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(g)	South Billings Center was classified as a development property but was not under active development.

(h)	The terms of the disposition of CVS Pharmacy (Eckerd) – Edmond, OK and CVS Pharmacy (Eckerd) – Norman, OK were negotiated as a single transaction.
During the year ended December 31, 2016, the Company also disposed of a single-user outparcel for consideration of $2,639, received net proceeds of $2,549 and recorded a gain of $1,898 from the transaction. The aggregate proceeds, net of closing costs, from the property dispositions and this additional transaction totaled $446,066 with aggregate gains of $129,707.
During the year ended December 31, 2016, the Company defeased $10,695 in mortgages payable prior to the 2016 dispositions.
During the year ended December 31, 2015, the Company sold 26 properties aggregating 3,917,200 square feet for total consideration of $516,444. The dispositions and a condemnation award resulted in aggregate proceeds, net of transaction costs, of $505,503 with aggregate gains of $121,792. During the year ended December 31, 2015, the Company repaid or defeased $121,605 in mortgages payable prior to or in connection with the 2015 dispositions.
(5) EQUITY COMPENSATION PLANS
The Company’s 2014 Long-Term Equity Compensation Plan, subject to certain conditions, authorizes the issuance of (i) incentive and non-qualified stock options, (ii) restricted stock and restricted stock units, (iii) stock appreciation rights and other similar awards as well as cash-based awards to the Company’s employees, non-employee directors, consultants and advisors in connection with compensation and incentive arrangements that may be established by the Company’s board of directors or executive management.
The following table summarizes the Company’s unvested restricted shares as of and for the years ended December 31, 2017, 2016 and 2015:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2015	396	$14.26
Shares granted (a)	801	$15.82
Shares vested	(405)	$14.89
Shares forfeited	(4)	$16.01
Balance as of December 31, 2015	788	$15.52
Shares granted (a)	274	$14.76
Shares vested	(510)	$15.38
Shares forfeited (b)	(10)	$14.70
Balance as of December 31, 2016	542	$15.28
Shares granted (a)	285	$14.60
Shares vested	(291)	$15.44
Shares forfeited (b)	(40)	$15.12
Balance as of December 31, 2017 (c)	496	$14.81

(a)
Shares granted in 2015, 2016 and 2017 vest over periods ranging from 0.4 years to 3.4 years, 0.4 years to 3.9 years and one year to three years, respectively, in accordance with the terms of applicable award agreements.

(b)	Effective January 1, 2016, the Company made an accounting policy election to account for forfeitures when they occur.

(c)	As of December 31, 2017, total unrecognized compensation expense related to unvested restricted shares was $2,152, which is expected to be amortized over a weighted average term of 1.2 years.
In addition, during the years ended December 31, 2017, 2016 and 2015, performance restricted stock units (RSUs) were granted to the Company’s executives. Following the three-year performance period, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved and the executive remains employed during the performance period, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return (TSR) as compared to that of the peer companies within the National Association of Real Estate Investment Trusts (NAREIT)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Shopping Center Index (Peer Companies) for the respective performance period. If an executive terminates employment during the performance period by reason of a qualified termination, as defined in the agreement, a prorated portion of his or her outstanding RSUs will be eligible for conversion based upon the period in which the executive was employed during the performance period. If an executive terminates for any reason other than a qualified termination during the performance period, he or she would forfeit his or her outstanding RSUs. Following the performance period, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid during the performance period on the shares of common stock and restricted shares issued at the end of the performance period divided by the then-current market price of the Company’s common stock. The Company calculated the grant date fair values per unit using Monte Carlo simulations based on the probabilities of satisfying the market performance hurdles over the remainder of the performance period.
The following table summarizes the Company’s unvested RSUs as of and for the years ended December 31, 2017, 2016 and 2015:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2015	—	$—
RSUs granted (a)	180	$14.19
RSUs ineligible for conversion	(6)	$14.10
RSUs eligible for future conversion as of December 31, 2015	174	$14.20
RSUs granted (b)	246	$13.85
RSUs ineligible for conversion	(29)	$13.56
RSUs eligible for future conversion as of December 31, 2016	391	$14.02
RSUs granted (c)	253	$15.52
RSUs ineligible for conversion	(89)	$14.68
RSUs eligible for future conversion as of December 31, 2017 (d) (e)	555	$14.60

(a)
Assumptions and inputs as of the grant dates included a weighted average risk-free interest rate of 0.80%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 4.26%.

(b)
Assumptions and inputs as of the grant dates included a weighted average risk-free interest rate of 0.89%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 4.59%.

(c)
Assumptions and inputs as of the grant date included a risk-free interest rate of 1.50%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s common stock dividend yield of 4.32%.

(d)	As of December 31, 2017, total unrecognized compensation expense related to unvested RSUs was $4,099, which is expected to be amortized over a weighted average term of 2.3 years.

(e)
Subsequent to December 31, 2017, 141 RSUs converted into 42 shares of common stock and 65 restricted shares with a one year vesting term after applying a conversion rate of 76% based upon the Company’s TSR relative to the TSRs of its Peer Companies, for the performance period that concluded on December 31, 2017. An additional 16 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense of $6,059, $7,209 and $10,755, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the year ended December 31, 2017 is the reversal of $830 of previously recognized compensation expense related to the forfeiture of 34 restricted shares and 89 RSUs resulting from the 2017 resignation of the Company’s former Chief Financial Officer and Treasurer. In addition, $30 of dividends previously paid on the forfeited restricted shares were reclassified from distributions paid to compensation expense. Included within the amortization of stock-based compensation expense recorded during the year ended December 31, 2015 is compensation expense of $2,159 related to the accelerated vesting of 194 restricted shares in conjunction with the 2015 departures of the Company’s former Chief Financial Officer and Treasurer and former Executive Vice President and President of Property Management. The total fair value of restricted shares vested during the years ended December 31, 2017, 2016 and 2015 was $4,232, $7,596 and $6,188, respectively.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. Options to purchase a total of 84 shares of common stock had

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

been granted under the plan. As of December 31, 2017, options to purchase 38 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2017, 2016 or 2015 and no compensation expense related to stock options was recorded during the years ended December 31, 2017, 2016 and 2015, respectively.
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
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included in “Operating expenses” and sales tax reimbursements included in “Other property income” in the accompanying consolidated statements of operations and other comprehensive income. Such taxes remitted to governmental authorities, which are reimbursed by tenants, were $1,414, $1,986 and $2,071 for the years ended December 31, 2017, 2016 and 2015, respectively.
Minimum lease payments to be received under operating leases, excluding payments under master lease agreements, additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum Lease Payments
2018	$370,874
2019	322,661
2020	278,958
2021	238,830
2022	192,161
Thereafter	736,226
Total	$2,139,710
The remaining lease terms range from less than one year to more than 65 years.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2035 to 2087, exclusive of any available option periods. In addition, the Company leases office space for certain management offices and its corporate offices, which were expanded during the year ended December 31, 2016 to include a regional office in Tysons Corner, Virginia. The following table summarizes rent expense included in the accompanying consolidated statements of operations and other comprehensive income, including straight-line rent expense.

	Year Ended December 31,
	2017	2016	2015
Ground lease rent expense (a)	$9,188	$10,464	$11,461
Office rent expense (b)	$1,311	$1,317	$1,246

(a)
Included in “Operating expenses” in the accompanying consolidated statements of operations and other comprehensive income. Includes straight-line ground rent expense of $2,710, $3,253 and $3,722 for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)
Office rent expense related to property management operations is included in “Operating expenses” and office rent expense related to corporate office operations is included in “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.

Minimum future rental obligations to be paid under the ground and office leases, including fixed rental increases, are as follows:

Minimum Lease Obligations
2018	$6,717
2019	7,084
2020	7,220
2021	7,338
2022	7,368
Thereafter	348,246
Total	$383,973
(7) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	December 31, 2017			December 31, 2016
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$287,238	4.99%	5.2	$773,395	6.31%	4.2
Premium, net of accumulated amortization	1,024			1,437
Discount, net of accumulated amortization	(579)			(622)
Capitalized loan fees, net of accumulated amortization	(615)			(5,026)
Mortgages payable, net	$287,068			$769,184

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 8.00% as of December 31, 2017 and 2016.
During the year ended December 31, 2017, the Company repaid or defeased mortgages payable in the total amount of $481,505, of which $241,858 related to properties that were disposed of during the period, which had a weighted average fixed interest rate of 7.10%, and made scheduled principal payments of $4,652 related to amortizing loans. Included within the total repayments and defeasances for the year ended December 31, 2017 is the defeasance of a portfolio of mortgages payable with a principal balance of $379,435 as of December 31, 2016 that was cross-collateralized by 45 properties and scheduled to mature in 2019 (known as the IW JV portfolio of mortgages payable). The Company incurred a defeasance premium and associated fees totaling $60,198 in connection with this transaction, which are included within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive income. As a result, the 45 properties that secured the mortgages payable as of December 31, 2016 are no longer encumbered by mortgages.

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
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2017, for each of the next five years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any 2018 debt activity.

	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$4,166	$25,257	$3,923	$22,820	$157,216	$73,856	$287,238
Fixed rate term loans (b)	—	—	—	250,000	—	200,000	450,000
Unsecured notes payable (c)	—	—	—	100,000	—	600,000	700,000
Total fixed rate debt	4,166	25,257	3,923	372,820	157,216	873,856	1,437,238

Variable rate debt:
Variable rate term loan and revolving line of credit	100,000	—	216,000	—	—	—	316,000
Total debt (d)	$104,166	$25,257	$219,923	$372,820	$157,216	$873,856	$1,753,238

Weighted average interest rate on debt:
Fixed rate debt	5.07%	7.29%	4.62%	3.62%	4.97%	3.92%	4.02%
Variable rate debt (e)	2.93%	—	2.92%	—	—	—	2.92%
Total	3.01%	7.29%	2.95%	3.62%	4.97%	3.92%	3.83%

(a)	Excludes mortgage premium of $1,024 and discount of $(579), net of accumulated amortization, as of December 31, 2017.

(b)
$250,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt has been swapped to a fixed rate through three interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a fixed rate of 2.00% through January 5, 2021. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through two interest rate swaps. The swaps effectively convert one-month floating rate LIBOR to a fixed rate of 1.26% through November 22, 2018.

(c)	Excludes discount of $(853), net of accumulated amortization, as of December 31, 2017.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.1 years as of December 31, 2017. Total debt excludes capitalized loan fees of $(6,744), net of accumulated amortization, as of December 31, 2017, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of December 31, 2017.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(8) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		December 31, 2017		December 31, 2016
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
		700,000	4.19%	700,000	4.19%
Discount, net of accumulated amortization		(853)		(971)
Capitalized loan fees, net of accumulated amortization		(3,399)		(3,886)
	Total	$695,748		$695,143
Notes Due 2026 and 2028
On September 30, 2016, the Company issued $100,000 of 4.08% senior unsecured notes due 2026 in a private placement transaction pursuant to a note purchase agreement it entered into with certain institutional investors on September 30, 2016. Pursuant to the same note purchase agreement, on December 28, 2016, the Company also issued $100,000 of 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028). The proceeds were used to pay down the Company’s unsecured revolving line of credit, early repay certain longer-dated mortgages payable and for general corporate purposes.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

As of December 31, 2017, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.
(9) UNSECURED TERM LOANS AND REVOLVING LINE OF CREDIT
The following table summarizes the Company’s term loans and revolving line of credit:

		December 31, 2017		December 31, 2016
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.30%	$250,000	1.97%
Unsecured credit facility term loan due 2018 – variable rate	May 11, 2018	100,000	2.93%	200,000	2.22%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	2.96%	—	—%
Subtotal		550,000		450,000
Capitalized loan fees, net of accumulated amortization		(2,730)		(2,402)
Term loans, net		$547,270		$447,598

Revolving line of credit – variable rate (c)	January 5, 2020	$216,000	2.92%	$86,000	2.12%

(a)
As of December 31, 2017 and 2016, $250,000 of LIBOR-based variable rate debt has been swapped to weighted average fixed rates of 2.00% and 0.67%, respectively, plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through January 5, 2021 and December 29, 2017, respectively. The applicable credit spread was 1.30% as of December 31, 2017 and 2016.

(b)
As of December 31, 2017, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of December 31, 2017.

(c)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying consolidated balance sheets.
Unsecured Credit Facility
On January 6, 2016, the Company entered into its fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a second unsecured term loan that had an outstanding balance of $200,000 at inception, of which the Company repaid $100,000 during the year ended December 31, 2017, and is priced on a leverage grid at a rate of LIBOR plus a credit spread. The Company received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the Unsecured Credit Agreement, the Company may elect to convert to an investment grade pricing grid. As of December 31, 2017, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Facility has a $400,000 accordion option that allows the Company, at its election, to increase the total credit facility subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the Unsecured Credit Agreement and (ii) the Company’s ability to obtain additional lender commitments.
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2017, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of December 31, 2017, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2017, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
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
As of December 31, 2017, the Company utilized five interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $257 will be reclassified as a decrease to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
The following table summarizes the Company’s interest rate swaps as of December 31, 2017, which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Termination Date
January 3, 2017	$100,000	1.26%	November 22, 2018
January 3, 2017	$100,000	1.26%	November 22, 2018
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$50,000	2.00%	January 5, 2021
The Company previously had two interest rate swaps with notional amounts totaling $250,000 that matured on December 29, 2017.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest rate swaps	5	2	$450,000	$250,000
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other assets, net” in the accompanying consolidated balance sheets. The valuation techniques utilized are described in Note 15 to the consolidated financial statements.

	Fair Value
	December 31, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Interest rate swaps	$1,086	$743
The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss (Gain) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2017	2016		2017	2016		2017	2016
Interest rate swaps	$(985)	$(399)	Interest expense	$(633)	$408	Other income, net	$9	$(21)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.
The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2017, the Company did not have any derivatives in a net liability position and has not posted any collateral related to these agreements.
(11) EQUITY
In December 2012, the Company issued 5,400 shares of its 7.00% Series A cumulative redeemable preferred stock at a price of $25.00 per share. On December 20, 2017, the Company redeemed all 5,400 outstanding shares of its Series A preferred stock for cash at a redemption price of $25.00 per share, plus $0.3840 per share representing all accrued and unpaid dividends up to, but excluding, the redemption date. The $4,706 difference between the carrying value of $130,294 and the redemption amount of $135,000 represents the original underwriting discount and offering costs from 2012 and was recorded as preferred stock dividends.
In December 2015, the Company entered into an at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s unsecured revolving line of credit. The Company did not sell any shares under its ATM equity program during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. On December 14, 2017, the Company’s board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the year ended December 31, 2015. During the year ended December 31, 2016, the Company repurchased 591 shares at an average price per share of $14.93 for a total of $8,841. During the year ended December 31, 2017, the Company repurchased 17,683 shares at an average price per share of $12.82 for a total of $227,102. As of December 31, 2017, $264,057 remained available for repurchases under the common stock repurchase program.
(12) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Year Ended December 31,
	2017		2016		2015
Numerator:
(Loss) income from continuing operations	$(86,484)		$37,110		$3,832
Gain on sales of investment properties	337,975		129,707		121,792
Net income from continuing operations attributable to noncontrolling interest	—		—		(528)
Preferred stock dividends	(13,867)		(9,450)		(9,450)
Net income attributable to common shareholders	237,624		157,367		115,646
Earnings allocated to unvested restricted shares	(513)		(445)		(481)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$237,111		$156,922		$115,165

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	230,747	(a)	236,651	(b)	236,380	(c)
Effect of dilutive securities:
Stock options	1	(d)	2	(d)	2	(d)
RSUs	179	(e)	298	(f)	—	(g)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	230,927		236,951		236,382

(a)
Excludes 496 shares of unvested restricted common stock as of December 31, 2017, which equate to 537 shares on a weighted average basis for the year ended December 31, 2017. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 542 shares of unvested restricted common stock as of December 31, 2016, which equate to 637 shares on a weighted average basis for the year ended December 31, 2016. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
Excludes 788 shares of unvested restricted common stock as of December 31, 2015, which equate to 768 shares on a weighted average basis for the year ended December 31, 2015. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(d)
There were outstanding options to purchase 38, 41 and 53 shares of common stock as of December 31, 2017, 2016 and 2015, respectively, at a weighted average exercise price of $18.85, $19.25 and $19.39, respectively. Of these totals, outstanding options to purchase 32, 35 and 45 shares of common stock as of December 31, 2017, 2016 and 2015, respectively, at a weighted average exercise price of $20.19, $20.55 and $20.74, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(e)
As of December 31, 2017, there were 555 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the consolidated financial statements), which equate to 617 RSUs on a weighted average basis for the year ended December 31, 2017. These contingently issuable shares are a component of calculating diluted EPS.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(f)
As of December 31, 2016, there were 391 RSUs eligible for future conversion upon completion of the performance periods, which equate to 367 RSUs on a weighted average basis for the year ended December 31, 2016. These contingently issuable shares are a component of calculating diluted EPS.

(g)
As of December 31, 2015, there were 174 RSUs eligible for future conversion upon completion of the performance period, which equate to 101 RSUs on a weighted average basis for the year ended December 31, 2015. These contingently issuable shares are a component of calculating diluted EPS.

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
Notwithstanding the Company’s qualification as a REIT, the Company may be subject to certain state and local taxes on its income or properties. In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The Company did not record any income tax expense related to the TRS for the years ended December 31, 2017, 2016 and 2015. As a REIT, the Company may also be subject to certain U.S. federal excise taxes if it engages in certain types of transactions.
Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to reverse. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, the magnitude and timing of future projected taxable income and tax planning strategies. The Company believes that it is not more likely than not that its net deferred tax asset will be realized in future periods and therefore, has recorded a valuation allowance for the balance, resulting in no effect on the consolidated financial statements.
The Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax assets:
Basis difference in properties	$2	$—
Capital loss carryforward	5,751	9,628
Net operating loss carryforward	6,125	10,677
Other	469	870
Gross deferred tax assets	12,347	21,175
Less: valuation allowance	(12,347)	(21,175)
Total deferred tax assets	—	—
Deferred tax liabilities:
Other	—	—
Net deferred tax assets	$—	$—
The Company’s deferred tax assets and liabilities result from the activities of the TRS. As of December 31, 2017, the TRS had a capital loss carryforward and a federal net operating loss carryforward of $27,385 and $29,169, respectively, which if not utilized, will begin to expire in 2019 and 2031, respectively.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table reconciles the Company’s net income to REIT taxable income before the dividends paid deduction for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Net income attributable to the Company	$251,491	$166,817	$125,096
Book/tax differences	(59,220)	(50,950)	2,344
REIT taxable income subject to 90% dividend requirement	$192,271	$115,867	$127,440
The Company’s dividends paid deduction for the years ended December 31, 2017, 2016 and 2015 is summarized below:

	2017	2016	2015
Distributions	$192,271	$166,285	$166,064
Less: non-dividend distributions	—	(50,418)	(38,624)
Total dividends paid deduction attributable to earnings and profits	$192,271	$115,867	$127,440
A summary of the tax characterization per share of the distributions to shareholders of the Company’s preferred stock and common stock for the years ended December 31, 2017, 2016 and 2015 follows:

	2017	2016	2015
Preferred stock
Ordinary dividends	$1.62	$1.75	$1.75
Non-dividend distributions	—	—	—
Capital gain distributions	0.07	—	—
Total distributions per share	$1.69	$1.75	$1.75

Common stock
Ordinary dividends	$0.76	$0.45	$0.50
Non-dividend distributions	—	0.21	0.16
Capital gain distributions	0.03	—	—
Total distributions per share	$0.79	$0.66	$0.66
The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. No liabilities have been recorded as of December 31, 2017 or 2016 as a result of this provision. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2017. Returns for the calendar years 2014 through 2017 remain subject to examination by federal and various state tax jurisdictions.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the “Tax Cuts and Jobs Act” (TCJA). The TCJA makes broad and complex changes to the Code and establishes new tax laws that include, but are not limited to, the following: (i) reduction of the U.S. federal corporate tax rate; (ii) elimination of the corporate alternative minimum tax; (iii) limitation on deductible interest expense in certain circumstances; (iv) limitations on the deductibility of certain executive compensation; and (v) limitations on the use of net operating loss deductions. The changes made to the Code as a result of the TCJA will be applicable to the Company’s tax filings for tax years beginning after December 31, 2017. The Company has completed its accounting for the income tax effects under the TCJA that are relevant to the Company and required to be recorded and disclosed pursuant to FASB ASC 740, Income Taxes, using estimates based on reasonable and supportable assumptions and available inputs and underlying information as of the reporting date. The Company considers its accounting as of December 31, 2017 final relative to the enactment of the TCJA and there are no provisional amounts.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(14) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of December 31, 2017, 2016 and 2015, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016		2015
Number of properties for which indicators of impairment were identified	6	7	(a)	3	(b)
Less: number of properties for which an impairment charge was recorded	1	2		—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	1	2		—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	4	3		3

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	14%	21%		42%

(a)	Includes three properties which have subsequently been sold as of December 31, 2017.

(b)	Includes one property which has subsequently been sold as of December 31, 2017.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the year ended December 31, 2017:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Century III Plaza, excluding the Home Depot parcel (a)	Multi-tenant retail	Various (a)	152,200	$3,304
Lakepointe Towne Center (b)	Multi-tenant retail	June 30, 2017	196,600	9,958
Saucon Valley Square (c)	Multi-tenant retail	September 30, 2017	80,700	184
Schaumburg Towers (d)	Office	September 30, 2017	895,400	45,638
High Ridge Crossing (e)	Multi-tenant retail	December 22, 2017	76,900	3,480
Home Depot Plaza (f)	Multi-tenant retail	December 31, 2017	135,600	4,439
				$67,003
	Estimated fair value of impaired properties as of impairment date			$107,400

(a)
The Company recorded an impairment charge on June 30, 2017 based upon the terms and conditions of a bona fide purchase offer and additional impairment was recognized upon sale pursuant to the terms and conditions of an executed sales contract. This property was classified as held for sale as of December 31, 2016 and was sold on December 15, 2017. The Home Depot parcel of Century III Plaza was sold on March 15, 2017.

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

(d)	The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer.

(e)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on December 22, 2017.

(f)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company recorded the following investment property impairment charges during the year ended December 31, 2016:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
South Billings Center (a)	Development	Various (a)	—	$3,007
Mid-Hudson Center (b)	Multi-tenant retail	June 30, 2016	235,600	4,142
Saucon Valley Square (c)	Multi-tenant retail	September 30, 2016	80,700	4,742
Crown Theater (d)	Single-user retail	December 31, 2016	74,200	5,985
Rite Aid Store (Eckerd), Culver Rd.–Rochester, NY (e)	Single-user retail	December 31, 2016	10,900	2,500
				$20,376
	Estimated fair value of impaired properties as of impairment date			$40,850

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(15) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$1,086	$1,086	$743	$743
Financial liabilities:
Mortgages payable, net	$287,068	$298,635	$769,184	$833,210
Unsecured notes payable, net	$695,748	$693,823	$695,143	$679,212
Unsecured term loans, net	$547,270	$552,555	$447,598	$450,421
Unsecured revolving line of credit	$216,000	$216,222	$86,000	$86,130
The carrying value of the derivative asset is included in “Other assets, net” in the accompanying consolidated balance sheets.
Fair Value Hierarchy
A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 Inputs – Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 Inputs – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2017
Derivative asset	$—	$1,086	$—	$1,086

December 31, 2016
Derivative asset	$—	$743	$—	$743
Derivative asset:  The fair value of the derivative asset is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 10 to the consolidated financial statements.
Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the years ended December 31, 2017 and 2016, except for those properties sold prior to December 31, 2017 and 2016, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2		Level 3		Total	Provision for Impairment (a)
December 31, 2017
Investment properties	$—	$74,250	(b)	$—		$74,250	$50,077

December 31, 2016
Investment properties	$—	$500	(c)	$10,600	(d)	$11,100	$13,227

(a)	Excludes impairment charges recorded on investment properties sold prior to December 31, 2017.

(b)
Represents the fair value of the Company’s Schaumburg Towers and Home Depot Plaza investment properties. The estimated fair value of Schaumburg Towers was based on an expected sales price of $87,600 from a bona fide purchase offer, determined to be a Level 2 input, which contemplates historically deferred maintenance and capital requirements. The estimated fair value of $58,000 as of September 30, 2017, the date the asset was measured at fair value, reflects (i) capital expenditures expected to be incurred by the Company prior to sale and (ii) tenant-related costs expected to be credited to the buyer at close. The estimated fair value of Home Depot Plaza of $16,250 as of December 31, 2017, the date the asset was measured at fair value, is based upon the expected sales price for an executed sales contract and determined to be a Level 2 input.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2017
Mortgages payable, net	$—	$—	$298,635	$298,635
Unsecured notes payable, net	$243,183	$—	$450,640	$693,823
Unsecured term loans, net	$—	$—	$552,555	$552,555
Unsecured revolving line of credit	$—	$—	$216,222	$216,222

December 31, 2016
Mortgages payable, net	$—	$—	$833,210	$833,210
Unsecured notes payable, net	$234,700	$—	$444,512	$679,212
Unsecured term loan, net	$—	$—	$450,421	$450,421
Unsecured revolving line of credit	$—	$—	$86,130	$86,130
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.5% to 4.2% and 2.9% to 4.6% as of December 31, 2017 and 2016, respectively.
Unsecured notes payable, net: The quoted market price as of December 31, 2017 was used to value the Notes Due 2025. The Company estimates the fair value of its Notes Due 2021 and 2024 and Notes Due 2026 and 2028 by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used were 4.28% and 4.48% as of December 31, 2017 and 2016, respectively.
Unsecured term loans, net:  The Company estimates the fair value of its unsecured term loans, net by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used to discount the credit spreads were 1.33% and 1.30% as of December 31, 2017 and 2016, respectively.
Unsecured revolving line of credit: The Company estimates the fair value of its unsecured revolving line of credit by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturity. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rate used to discount the credit spreads was 1.30% as of December 31, 2017 and 2016.
There were no transfers between the levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.
(16) COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2017, the Company had letters of credit outstanding totaling $9,645 that serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

As of December 31, 2017, the Company had active redevelopments at Reisterstown Road Plaza located in Baltimore, Maryland and Towson Circle located in Towson, Maryland. The Company estimates that it will incur net costs of approximately $9,500 to $10,500 related to the Reisterstown Road Plaza redevelopment and approximately $33,000 to $35,000 related to the Towson Circle redevelopment, of which $7,133 and $13,461, respectively, has been incurred as of December 31, 2017.
(17) LITIGATION
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial statements of the Company.
(18) SUBSEQUENT EVENTS
Subsequent to December 31, 2017, the Company:

•
closed on the disposition of Crown Theater, a 74,200 square foot single-user retail operating property located in Hartford, Connecticut, which was classified as held for sale as of December 31, 2017, for a sales price of $6,900 with an anticipated gain on sale;

•
granted 99 restricted shares at a grant date fair value of $13.34 per share and 268 RSUs at a grant date fair value of $14.13 per RSU to the Company’s executives in conjunction with its long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the consolidated financial statements for additional details regarding the terms of the RSUs;

•
issued 42 shares of common stock and 65 restricted shares with a one year vesting term for the RSUs with a performance period that concluded on December 31, 2017. An additional 16 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period; and

•
declared the cash dividend for the first quarter of 2018 of $0.165625 per share on its outstanding Class A common stock, which will be paid on April 10, 2018 to Class A common shareholders of record at the close of business on March 27, 2018.

On February 6, 2018, the Company’s board of directors appointed Julie M. Swinehart as the Company’s Executive Vice President, Chief Financial Officer and Treasurer. Ms. Swinehart has served as the Company’s Senior Vice President and Chief Accounting Officer since 2015 and as the Company’s principal accounting officer since 2013. She has also held various accounting and financial reporting positions with the Company since 2008.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth selected quarterly financial data for the Company:

	2017
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues	$126,588	$130,519	$137,339	$143,693

Net income (loss)	$109,924	$35,904	$114,763	$(9,100)

Net income (loss) attributable to common shareholders	$103,144	$33,542	$112,400	$(11,462)

Net income (loss) per common share attributable to common shareholders – basic and diluted	$0.46	$0.15	$0.48	$(0.05)

Weighted average number of common shares outstanding – basic	222,942	229,508	234,243	236,294

Weighted average number of common shares outstanding – diluted	223,095	230,104	234,818	236,294

	2016
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues	$142,752	$144,526	$147,226	$148,639

Net income	$18,295	$72,494	$28,602	$47,426

Net income attributable to common shareholders	$15,932	$70,132	$26,239	$45,064

Net income per common share attributable to common shareholders – basic and diluted	$0.07	$0.30	$0.11	$0.19

Weighted average number of common shares outstanding – basic	236,528	236,783	236,716	236,578

Weighted average number of common shares outstanding – diluted	236,852	237,108	236,902	236,680

RETAIL PROPERTIES OF AMERICA, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Write-offs	Balance at end of year
Year ended December 31, 2017
Allowance for doubtful accounts	$6,886	2,143	(2,462)	$6,567
Tax valuation allowance	$21,175	(8,828)	—	$12,347

Year ended December 31, 2016
Allowance for doubtful accounts	$7,910	2,466	(3,490)	$6,886
Tax valuation allowance	$23,618	(2,443)	—	$21,175

Year ended December 31, 2015
Allowance for doubtful accounts	$7,497	3,069	(2,656)	$7,910
Tax valuation allowance	$20,355	3,263	—	$23,618

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Ashland & Roosevelt	815	13,850	21,052	842	13,850	21,894	35,744	9,935	2002	05/05
Chicago, IL
Avondale Plaza	—	4,573	9,497	70	4,573	9,567	14,140	1,148	2005	11/14
Redmond, WA
Bed Bath & Beyond Plaza	—	4,530	11,901	313	4,530	12,214	16,744	5,436	2000-2002	07/05
Westbury, NY
Boulevard at the Capital Centre (a)	—	15,261	114,703	(48,721)	15,261	65,982	81,243	25,126	2004	09/04
Largo, MD
The Brickyard	—	45,300	26,657	7,868	45,300	34,525	79,825	15,146	1977/2004	04/05
Chicago, IL
Cedar Park Town Center	—	23,923	13,829	368	23,923	14,197	38,120	1,961	2013	02/15
Cedar Park, TX
Central Texas Marketplace	—	13,000	47,559	9,590	13,000	57,149	70,149	22,002	2004	12/06
Waco, TX
Centre at Laurel	—	19,000	8,406	17,139	18,700	25,845	44,545	10,784	2005	02/06
Laurel, MD
Chantilly Crossing	—	8,500	16,060	2,456	8,500	18,516	27,016	8,281	2004	05/05
Chantilly, VA
Clearlake Shores	—	1,775	7,026	1,182	1,775	8,208	9,983	3,769	2003-2004	04/05
Clear Lake, TX
Coal Creek Marketplace	—	5,023	12,382	226	5,023	12,608	17,631	1,164	1991	08/15
Newcastle, WA
Colony Square	—	16,700	22,775	3,683	16,700	26,458	43,158	10,685	1997	05/06
Sugar Land, TX
The Commons at Temecula	—	12,000	35,887	5,800	12,000	41,687	53,687	18,040	1999	04/05
Temecula, CA
Coppell Town Center	—	2,919	13,281	178	2,919	13,459	16,378	2,286	1999	10/13
Coppell, TX
Coram Plaza	—	10,200	26,178	3,197	10,200	29,375	39,575	14,014	2004	12/04
Coram, NY
Cranberry Square	—	3,000	18,736	1,409	3,000	20,145	23,145	9,873	1996-1997	07/04
Cranberry Township, PA
CVS Pharmacy	—	750	1,958	—	750	1,958	2,708	903	1999	05/05
Lawton, OK

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Cypress Mill Plaza	—	4,962	9,976	179	4,962	10,155	15,117	1,890	2004	10/13
Cypress, TX
Davis Towne Crossing	—	1,850	5,681	1,184	1,671	7,044	8,715	3,358	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	—	6,000	43,434	13,586	6,000	57,020	63,020	26,483	2003-2004	10/04
Denton, TX
Downtown Crown	—	43,367	110,785	2,080	43,367	112,865	156,232	12,743	2014	01/15
Gaithersburg, MD
East Stone Commons	—	2,900	28,714	(200)	2,826	28,588	31,414	11,947	2005	06/06
Kingsport, TN
Eastside	—	4,055	17,620	77	4,055	17,697	21,752	1,232	2008	06/16
Richardson, TX
Eastwood Towne Center	—	12,000	65,067	5,806	12,000	70,873	82,873	34,051	2002	05/04
Lansing, MI
Edwards Multiplex	—	—	35,421	—	—	35,421	35,421	16,450	1988	05/05
Fresno, CA
Edwards Multiplex	—	11,800	33,098	—	11,800	33,098	44,898	15,370	1997	05/05
Ontario, CA
Fairgrounds Plaza	—	4,800	13,490	4,716	5,431	17,575	23,006	7,983	2002-2004	01/05
Middletown, NY
Fordham Place	—	17,209	96,547	273	17,209	96,820	114,029	14,581	Redev: 2009	11/13
Bronx, NY
Fort Evans Plaza II	—	16,118	44,880	383	16,118	45,263	61,381	5,620	2008	01/15
Leesburg, VA
Fullerton Metrocenter	—	—	47,403	3,301	—	50,704	50,704	24,714	1988	06/04
Fullerton, CA
Galvez Shopping Center	—	1,250	4,947	395	1,250	5,342	6,592	2,443	2004	06/05
Galveston, TX
Gardiner Manor Mall	34,930	12,348	56,199	792	12,348	56,991	69,339	7,591	2000	06/14
Bay Shore, NY
Gateway Pavilions	—	9,880	55,195	1,423	9,880	56,618	66,498	26,984	2003-2004	12/04
Avondale, AZ
Gateway Plaza	—	—	26,371	5,504	—	31,875	31,875	14,711	2000	07/04
Southlake, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Gateway Station	—	1,050	3,911	1,231	1,050	5,142	6,192	2,357	2003-2004	12/04
College Station, TX
Gateway Station II & III	—	3,280	11,557	144	3,280	11,701	14,981	4,287	2006-2007	05/07
College Station, TX
Gateway Village	34,069	8,550	39,298	5,744	8,550	45,042	53,592	21,469	1996	07/04
Annapolis, MD
Gerry Centennial Plaza	—	5,370	12,968	9,374	5,370	22,342	27,712	8,367	2006	06/07
Oswego, IL
Governor's Marketplace	—	—	30,377	3,360	—	33,737	33,737	16,312	2001	08/04
Tallahassee, FL
Grapevine Crossing	—	4,100	16,938	391	3,894	17,535	21,429	8,040	2001	04/05
Grapevine, TX
Green's Corner	—	3,200	8,663	898	3,200	9,561	12,761	4,339	1997	12/04
Cumming, GA
Gurnee Town Center	—	7,000	35,147	4,281	7,000	39,428	46,428	18,533	2000	10/04
Gurnee, IL
Henry Town Center	—	10,650	46,814	5,175	10,650	51,989	62,639	23,838	2002	12/04
McDonough, GA
Heritage Square	—	6,377	11,385	2,223	6,377	13,608	19,985	1,837	1985	02/14
Issaquah, WA
Heritage Towne Crossing	—	3,065	10,729	1,524	3,065	12,253	15,318	6,195	2002	03/04
Euless, TX
Home Depot Center	—	—	16,758	—	—	16,758	16,758	7,680	1996	06/05
Pittsburgh, PA
Home Depot Plaza	10,695	9,700	17,137	(11,214)	7,561	8,062	15,623	—	1992	06/05
Orange, CT
HQ Building	—	5,200	10,010	4,212	5,200	14,222	19,422	6,498	Redev: 2004	12/05
San Antonio, TX
Huebner Oaks Center	—	18,087	64,731	1,768	18,087	66,499	84,586	8,533	1996	06/14
San Antonio, TX
Humblewood Shopping Center	—	2,200	12,823	1,172	2,200	13,995	16,195	5,861	Renov: 2005	11/05
Humble, TX
Jefferson Commons	—	23,097	52,762	2,978	23,097	55,740	78,837	19,879	2005	02/08
Newport News, VA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
John's Creek Village	—	14,446	23,932	906	14,295	24,989	39,284	3,539	2004	06/14
John's Creek, GA
King Philip's Crossing	—	3,710	19,144	(148)	3,710	18,996	22,706	8,504	2005	11/05
Seekonk, MA
La Plaza Del Norte	—	16,005	37,744	5,374	16,005	43,118	59,123	20,830	1996/1999	01/04
San Antonio, TX
Lake Worth Towne Crossing	—	6,600	30,910	9,145	6,600	40,055	46,655	15,528	2005	06/06
Lake Worth, TX
Lakewood Towne Center	—	12,555	74,612	(10,897)	12,555	63,715	76,270	29,587	1998/2002-	06/04
Lakewood, WA									2003
Lincoln Park	—	38,329	17,772	605	38,329	18,377	56,706	2,542	1997	06/14
Dallas, TX
Lincoln Plaza	—	13,000	46,482	23,064	13,110	69,436	82,546	30,012	2001-2004	09/05
Worcester, MA
Lowe's/Bed, Bath & Beyond	—	7,423	799	(8)	7,415	799	8,214	657	2005	08/05
Butler, NJ
MacArthur Crossing	—	4,710	16,265	2,200	4,710	18,465	23,175	9,290	1995-1996	02/04
Los Colinas, TX
Main Street Promenade	—	4,317	83,276	53	4,317	83,329	87,646	3,104	2003 & 2014	01/17
Naperville, IL
Manchester Meadows	—	14,700	39,738	8,447	14,700	48,185	62,885	21,000	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	—	3,300	12,195	3,642	3,300	15,837	19,137	7,616	2003-2004	11/04
Mansfield, TX
Merrifield Town Center	—	18,678	36,496	600	18,678	37,096	55,774	4,179	2008	01/15
Falls Church, VA
Merrifield Town Center II	—	28,797	14,698	22	28,797	14,720	43,517	1,068	1972 Renov:	01/16
Falls Church, VA									2006-2007
New Forest Crossing	—	4,390	11,313	793	4,390	12,106	16,496	2,012	2003	10/13
Houston, TX
New Hyde Park Shopping Center	—	14,568	5,562	44	14,568	5,606	20,174	120	1964 Renov:	07/17
New Hyde Park, NY									2011
Newnan Crossing I & II	—	15,100	33,987	6,967	15,100	40,954	56,054	19,736	1999 &	12/03 &
Newnan, GA									2004	02/04

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Newton Crossroads	—	3,350	6,927	571	3,350	7,498	10,848	3,415	1997	12/04
Covington, GA
North Rivers Towne Center	—	3,350	15,720	1,020	3,350	16,740	20,090	8,085	2003-2004	04/04
Charleston, SC
Northgate North	25,705	7,540	49,078	(13,796)	7,540	35,282	42,822	17,939	1999-2003	06/04
Seattle, WA
Northpointe Plaza	—	13,800	37,707	4,515	13,800	42,222	56,022	20,839	1991-1993	05/04
Spokane, WA
Oak Brook Promenade	—	10,343	50,057	1,523	10,343	51,580	61,923	3,757	2006	03/16
Oak Brook, IL
One Loudoun Downtown I - VI	—	26,799	122,224	470	26,799	122,694	149,493	4,735	2013-2017	11/16, 2/17
Ashburn, VA										4/17, 5/17 & 8/17
Orange Plaza (Golfland Plaza)	—	4,350	4,834	2,379	4,350	7,213	11,563	3,220	1995	05/05
Orange, CT
Oswego Commons	—	6,454	16,004	1,023	6,454	17,027	23,481	2,692	2002-2004	06/14
Oswego, IL
Paradise Valley Marketplace	—	6,590	20,425	824	6,590	21,249	27,839	10,825	2002	04/04
Phoenix, AZ
Parkway Towne Crossing	—	6,142	20,423	9,380	6,142	29,803	35,945	12,696	2010	08/06
Frisco, TX
Pavilion at Kings Grant I & II	—	10,274	12,392	14,849	10,274	27,241	37,515	10,440	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Pelham Manor Shopping Plaza	—	—	67,870	380	—	68,250	68,250	11,300	2008	11/13
Pelham Manor, NY
Peoria Crossings I & II	24,091	6,995	32,816	4,263	8,495	35,579	44,074	17,551	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Plaza at Marysville	8,346	6,600	13,728	956	6,600	14,684	21,284	7,093	1995	07/04
Marysville, WA
Plaza del Lago	—	12,042	33,382	—	12,042	33,382	45,424	105	1928 Renov:	12/17
Wilmette, IL									1996
Pleasant Run	—	4,200	29,085	7,092	4,200	36,177	40,377	15,827	2004	12/04
Cedar Hill, TX
Reisterstown Road Plaza (b)	45,947	15,800	70,372	8,235	15,790	78,617	94,407	37,326	1986/2004	08/04
Baltimore, MD

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd)	—	600	2,033	1	600	2,034	2,634	1,012	2003-2004	06/04
Crossville, TN
Rivery Town Crossing	—	2,900	6,814	405	2,900	7,219	10,119	3,050	2005	10/06
Georgetown, TX
Royal Oaks Village II	—	3,450	17,000	272	3,450	17,272	20,722	5,687	2004-2005	11/05
Houston, TX
Sawyer Heights Village	18,796	24,214	15,797	680	24,214	16,477	40,691	2,834	2007	10/13
Houston, TX
Schaumburg Towers	—	7,900	137,096	(82,728)	4,398	57,870	62,268	944	1986 & 1990	11/04
Schaumburg, IL
Shoppes at Hagerstown	—	4,034	21,937	249	4,034	22,186	26,220	1,965	2008	01/16
Hagerstown, MD
The Shoppes at Quarterfield	—	2,190	8,840	299	2,190	9,139	11,329	4,570	1999	01/04
Severn, MD
The Shoppes at Union Hill	13,987	12,666	45,227	337	12,666	45,564	58,230	3,473	2003	04/16
Denville, NJ
Shoppes of New Hope	3,275	1,350	11,045	169	1,350	11,214	12,564	5,492	2004	07/04
Dallas, GA
Shoppes of Prominence Point I & II	—	3,650	12,652	126	3,650	12,778	16,428	6,271	2004 & 2005	06/04 &
Canton, GA										09/05
Shops at Forest Commons	—	1,050	6,133	307	1,050	6,440	7,490	3,078	2002	12/04
Round Rock, TX
The Shops at Legacy	—	8,800	108,940	16,943	8,800	125,883	134,683	48,756	2002	06/07
Plano, TX
Shops at Park Place	7,381	9,096	13,175	4,211	9,096	17,386	26,482	7,544	2001	10/03
Plano, TX
Southlake Corners	21,062	6,612	23,605	262	6,612	23,867	30,479	3,909	2004	10/13
Southlake, TX
Southlake Town Square I - VII (c)	—	43,790	207,354	26,172	41,604	235,712	277,316	93,779	1998-2007	12/04, 5/07,
Southlake, TX										9/08 & 3/09
Stilesboro Oaks	—	2,200	9,426	536	2,200	9,962	12,162	4,612	1997	12/04
Acworth, GA
Stonebridge Plaza	—	1,000	5,783	724	1,000	6,507	7,507	2,868	1997	08/05
McKinney, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Stony Creek I	—	6,735	17,564	1,730	6,735	19,294	26,029	10,120	2003	12/03
Noblesville, IN
Stony Creek II	—	1,900	5,106	79	1,900	5,185	7,085	2,306	2005	11/05
Noblesville, IN
Streets of Yorktown	—	3,440	22,111	2,908	3,440	25,019	28,459	10,936	2005	12/05
Houston, TX
Tacoma South	—	10,976	22,898	92	10,976	22,990	33,966	1,542	1984-2015	05/16
Tacoma, WA
Target South Center	—	2,300	8,760	697	2,300	9,457	11,757	4,297	1999	11/05
Austin, TX
Tollgate Marketplace	34,946	8,700	61,247	6,930	8,700	68,177	76,877	31,506	1979/1994	07/04
Bel Air, MD
Towson Circle (b)	—	9,050	17,840	(26,890)	—	—	—	—	1998	07/04
Towson, MD
Towson Square	—	13,757	21,958	(174)	13,757	21,784	35,541	1,781	2014	11/15
Towson, MD
Tysons Corner	—	22,525	7,184	22	22,525	7,206	29,731	683	1980	05/15
Vienna, VA									Renov:2004, 2012/2013
Village Shoppes at Simonton	3,023	2,200	10,874	52	2,200	10,926	13,126	5,380	2004	08/04
Lawrenceville, GA
Walter's Crossing	—	14,500	16,914	492	14,500	17,406	31,906	7,420	2005	07/06
Tampa, FL
Watauga Pavilion	—	5,185	27,504	1,599	5,185	29,103	34,288	14,030	2003-2004	05/04
Watauga, TX
Winchester Commons	—	4,400	7,471	573	4,400	8,044	12,444	3,735	1999	11/04
Memphis, TN
Woodinville Plaza	—	16,073	25,433	2,295	16,073	27,728	43,801	2,512	1981	06/15 &
Woodinville, WA										8/16
Total	287,068	1,082,269	3,538,413	132,223	1,066,705	3,686,200	4,752,905	1,215,990

Developments in Progress	—	—	—	33,022	15,691	17,331	33,022	—

Total Investment Properties	$287,068	$1,082,269	$3,538,413	$165,245	$1,082,396	$3,703,531	$4,785,927	$1,215,990

RETAIL PROPERTIES OF AMERICA, INC.

(a)	The Company has begun activities in anticipation of future redevelopment at this property.

(b)	The cost basis associated with this property or a portion of this property was reclassified to Developments in Progress as the property is an active redevelopment.

(c)	The Company acquired a parcel at this property during 2017.
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned as of December 31, 2017 for U.S. federal income tax purposes was approximately $4,815,043.

(C)	Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2017	2016	2015
Balance as of January 1,	$5,499,506	$5,687,842	$5,680,376
Purchases and additions to investment property	272,145	435,989	508,924
Sale and write-offs of investment property	(829,170)	(526,970)	(498,833)
Property held for sale	(2,791)	(47,151)	—
Provision for asset impairment	(153,763)	(47,159)	(4,786)
Change in acquired lease intangible assets	—	4,586	(15,311)
Change in acquired lease intangible liabilities	—	(7,631)	17,472
Balance as of December 31,	$4,785,927	$5,499,506	$5,687,842

(E)	Reconciliation of accumulated depreciation:

	2017	2016	2015
Balance as of January 1,	$1,443,333	$1,433,195	$1,365,471
Depreciation expense	171,823	191,493	183,639
Sale and write-offs of investment property	(308,662)	(122,872)	(113,418)
Property held for sale	(27)	(15,769)	—
Provision for asset impairment	(90,477)	(18,500)	(2,497)
Other disposals	—	(24,214)	—
Balance as of December 31,	$1,215,990	$1,443,333	$1,433,195
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
Based on management’s evaluation as of December 31, 2017, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Retail Properties of America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 14, 2018, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 14, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed:

(1)	The consolidated financial statements of the Company are set forth in this report in Item 8.

(2)	Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2017 are submitted herewith:

Page
Valuation and Qualifying Accounts (Schedule II)	98
Real Estate and Accumulated Depreciation (Schedule III)	99
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

3.9
Amendment No. 2 to the Sixth Amended and Restated Bylaws of the Registrant, dated May 25, 2017 (Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and filed on August 2, 2017).

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

4.3
Form of 4.00% Senior Notes due 2025 (attached as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2) (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).

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

Exhibit No.	Description

10.3
Indemnification Agreements by and between the Registrant and its directors and officers (Incorporated herein by reference to Exhibits 10.6B, 10.6C, 10.6D and 10.6E to the Registrant’s Annual Report/Amended on Form 10-K/A for the year ended December 31, 2006 and filed on April 27, 2007, Exhibits 10.560 and 10.570 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008, Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and filed on August 6, 2013, Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and filed on August 5, 2014, Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and filed on August 5, 2015, Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 4, 2015, Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016 and Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed on February 15, 2017).

10.4
Note Purchase Agreement dated as of May 16, 2014 among the Registrant as Issuer and Certain Institutions as Purchasers (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

10.5
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

10.6
Note Purchase Agreement dated as of September 30, 2016, among the Registrant as Issuer and Certain Institutions as Purchasers (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2016).

10.7
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

10.10
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

10.15
Offer Letter, dated March 24, 2016, by and between the Registrant and Paula C. Maggio (Incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed on February 15, 2017).

10.16
Retention Agreement dated October 31, 2016 by and between the Registrant and Paula C. Maggio (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

Exhibit No.	Description

10.17	Indemnification Agreement, dated October 12, 2010, by and between the Registrant and Julie M. Swinehart (filed herewith).
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21.1	List of Subsidiaries of Registrant (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedules.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

/s/ STEVEN P. GRIMES

By:	Steven P. Grimes
President and Chief Executive Officer
Date:	February 14, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ STEVEN P. GRIMES		/s/ FRANK A. CATALANO, JR.		/s/ PETER L. LYNCH

By:	Steven P. Grimes	By:	Frank A. Catalano, Jr.	By:	Peter L. Lynch
	Director, President and Chief Executive Officer (Principal Executive Officer)		Director		Director
Date:	February 14, 2018	Date:	February 14, 2018	Date:	February 14, 2018

	/s/ JULIE M. SWINEHART		/s/ PAUL R. GAUVREAU		/s/ THOMAS J. SARGEANT

By:	Julie M. Swinehart	By:	Paul R. Gauvreau	By:	Thomas J. Sargeant
	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)		Director		Director
Date:	February 14, 2018	Date:	February 14, 2018	Date:	February 14, 2018

	/s/ GERALD M. GORSKI		/s/ ROBERT G. GIFFORD

By:	Gerald M. Gorski	By:	Robert G. Gifford
	Chairman of the Board and Director		Director
Date:	February 14, 2018	Date:	February 14, 2018

	/s/ BONNIE S. BIUMI		/s/ RICHARD P. IMPERIALE

By:	Bonnie S. Biumi	By:	Richard P. Imperiale
	Director		Director
Date:	February 14, 2018	Date:	February 14, 2018