Form 10-Q
period 2018-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2018-05-02
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of April 27, 2018:
Class A common stock:    219,488,688 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2018	December 31, 2017
Assets
Investment properties:
Land	$1,042,260	$1,066,705
Building and other improvements	3,553,298	3,686,200
Developments in progress	19,805	33,022
	4,615,363	4,785,927
Less accumulated depreciation	(1,210,147)	(1,215,990)
Net investment properties	3,405,216	3,569,937
Cash and cash equivalents	33,533	25,185
Accounts and notes receivable (net of allowances of $6,675 and $6,567, respectively)	66,893	71,678
Acquired lease intangible assets, net	116,141	122,646
Assets associated with investment properties held for sale	68,799	3,647
Other assets, net	67,139	125,171
Total assets	$3,757,721	$3,918,264

Liabilities and Equity
Liabilities:
Mortgages payable, net	$275,316	$287,068
Unsecured notes payable, net	695,902	695,748
Unsecured term loans, net	547,629	547,270
Unsecured revolving line of credit	91,000	216,000
Accounts payable and accrued expenses	53,270	82,698
Distributions payable	36,353	36,311
Acquired lease intangible liabilities, net	94,911	97,971
Liabilities associated with investment properties held for sale	2,673	—
Other liabilities	66,023	69,498
Total liabilities	1,863,077	2,032,564

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 219,489 and 219,237 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	219	219
Additional paid-in capital	4,575,191	4,574,428
Accumulated distributions in excess of earnings	(2,684,606)	(2,690,021)
Accumulated other comprehensive income	3,840	1,074
Total equity	1,894,644	1,885,700
Total liabilities and equity	$3,757,721	$3,918,264

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$94,455	$109,974
Tenant recovery income	28,090	30,786
Other property income	2,297	2,933
Total revenues	124,842	143,693

Expenses
Operating expenses	20,255	21,864
Real estate taxes	20,468	21,879
Depreciation and amortization	45,228	53,474
Provision for impairment of investment properties	592	—
General and administrative expenses	12,495	11,213
Total expenses	99,038	108,430

Operating income	25,804	35,263

Interest expense	(18,765)	(85,532)
Other income, net	222	5
Income (loss) from continuing operations	7,261	(50,264)
Gain on sales of investment properties	34,519	41,164
Net income (loss)	41,780	(9,100)
Preferred stock dividends	—	(2,362)
Net income (loss) attributable to common shareholders	$41,780	$(11,462)

Earnings (loss) per common share – basic and diluted
Net income (loss) per common share attributable to common shareholders	$0.19	$(0.05)

Net income (loss)	$41,780	$(9,100)
Other comprehensive income:
Net unrealized gain on derivative instruments (Note 9)	2,754	632
Comprehensive income (loss) attributable to the Company	$44,534	$(8,468)

Weighted average number of common shares outstanding – basic	218,849	236,294

Weighted average number of common shares outstanding – diluted	219,403	236,294

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	5,400	$5	236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086
Net loss	—	—	—	—	—	(9,100)	—	(9,100)
Other comprehensive income	—	—	—	—	—	—	632	632
Distributions declared to preferred shareholders ($0.4375 per share)	—	—	—	—	—	(2,362)	—	(2,362)
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	(39,235)	—	(39,235)
Issuance of restricted shares	—	—	206	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,793	—	—	1,793
Shares withheld for employee taxes	—	—	(88)	—	(1,333)	—	—	(1,333)
Balance as of March 31, 2017	5,400	$5	236,888	$237	$4,927,615	$(2,826,730)	$1,354	$2,102,481

Balance as of January 1, 2018	—	$—	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700
Cumulative effect of accounting change	—	—	—	—	—	(12)	12	—
Net income	—	—	—	—	—	41,780	—	41,780
Other comprehensive income	—	—	—	—	—	—	2,754	2,754
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	(36,353)	—	(36,353)
Issuance of common stock	—	—	59	—	—	—	—	—
Issuance of restricted shares	—	—	305	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,133	—	—	2,133
Shares withheld for employee taxes	—	—	(112)	—	(1,370)	—	—	(1,370)
Balance as of March 31, 2018	—	$—	219,489	$219	$4,575,191	$(2,684,606)	$3,840	$1,894,644

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$41,780	$(9,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,228	53,474
Provision for impairment of investment properties	592	—
Gain on sales of investment properties	(34,519)	(41,164)
Amortization of loan fees and debt premium and discount, net	940	4,965
Amortization of stock-based compensation	2,133	1,793
Premium paid in connection with defeasance of mortgages payable	—	59,968
Debt prepayment fees	974	2,284
Payment of leasing fees and inducements	(2,147)	(2,152)
Changes in accounts receivable, net	2,879	6,534
Changes in accounts payable and accrued expenses, net	(25,202)	(24,311)
Changes in other operating assets and liabilities, net	3,530	8,237
Other, net	(2,023)	651
Net cash provided by operating activities	34,165	61,179

Cash flows from investing activities:
Purchase of investment properties	—	(93,752)
Capital expenditures and tenant improvements	(11,692)	(12,432)
Proceeds from sales of investment properties	112,214	104,527
Investment in developments in progress	(2,848)	(1,610)
Net cash provided by (used in) investing activities	97,674	(3,267)

Cash flows from financing activities:
Principal payments on mortgages payable	(11,788)	(20,588)
Proceeds from unsecured term loans	—	200,000
Proceeds from unsecured revolving line of credit	55,000	389,000
Repayments of unsecured revolving line of credit	(180,000)	(112,000)
Payment of loan fees and deposits	—	(10)
Debt prepayment fees	(974)	(2,284)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	—	(439,403)
Distributions paid	(36,311)	(41,584)
Other, net	(1,370)	(1,333)
Net cash used in financing activities	(175,443)	(28,202)

Net (decrease) increase in cash, cash equivalents and restricted cash	(43,604)	29,710
Cash, cash equivalents and restricted cash, at beginning of period	86,335	82,349
Cash, cash equivalents and restricted cash, at end of period	$42,731	$112,059
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$17,636	$19,868
Distributions payable	$36,353	$39,235
Accrued capital expenditures and tenant improvements	$6,581	$7,649
Accrued leasing fees and inducements	$444	$975
Accrued redevelopment costs	$1,129	$5,282
Developments in progress placed in service	$6,819	$—
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$—	$439,403
Defeasance of mortgages payable	$—	$379,435

Purchase of investment properties (after credits at closing):
Net investment properties	$—	$(95,622)
Accounts receivable, acquired lease intangibles and other assets	—	(7,550)
Accounts payable, acquired lease intangibles and other liabilities	—	6,896
Deferred gain	—	2,524
	$—	$(93,752)

Proceeds from sales of investment properties:
Net investment properties	$80,460	$64,519
Accounts receivable, acquired lease intangibles and other assets	3,403	841
Accounts payable, acquired lease intangibles and other liabilities	(6,168)	(511)
Deferred gain	—	(1,486)
Gain on sales of investment properties	34,519	41,164
	$112,214	$104,527

Reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets to such amounts shown in the Company’s condensed consolidated statements of cash flows:

Cash and cash equivalents, at beginning of period	$25,185	$53,119
Restricted cash, at beginning of period (included in “Other assets, net”)	61,150	29,230
Total cash, cash equivalents and restricted cash, at beginning of period	$86,335	$82,349

Cash and cash equivalents, at end of period	$33,533	$40,274
Restricted cash, at end of period (included in “Other assets, net”)	9,198	71,785
Total cash, cash equivalents and restricted cash, at end of period	$42,731	$112,059

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2017, which are included in its 2017 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
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
The Company’s property ownership as of March 31, 2018 is summarized below:

Wholly-owned (a)
Retail operating properties	106

Redevelopment properties	1

(a)
Excludes (i) Schaumburg Towers, the Company’s one remaining office complex which is classified as held for sale, (ii) one property where the Company has begun activities in anticipation of future redevelopment and (iii) the redevelopment portion of Circle East, formerly known as Towson Circle, which has been combined with the Company’s neighboring retail operating property formerly known as Towson Square. This combination reduced the Company’s redevelopment property count by one.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2017 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2018.
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis. This new guidance replaces existing revenue recognition standards. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Substantially all of the Company’s revenue follows the existing leasing guidance and is not impacted by the adoption of this standard, however, the sale of investment property is required to follow the new guidance as well as ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets discussed below. The sale of investment property is reported as “gain on sales of investment properties” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss) and further discussed in Note 4 – Dispositions. The adoption of ASU 2014-09, Revenue from Contracts with Customers, did not have a material effect on the Company’s condensed consolidated financial statements as substantially all of its revenue falls outside of the scope of this guidance.
Effective January 1, 2018, the Company adopted ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets, on a modified retrospective basis. This new pronouncement, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The sale of investment property is reported as “gain on sales of investment properties” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss) and further discussed in Note 4 – Dispositions. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial statements as the adoption of the new guidance did not result in a change to the timing or amount of gain recognized upon disposition as compared to the previous guidance.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall, on a prospective basis. This new guidance requires companies to disclose the fair value of financial assets and financial liabilities measured at amortized cost in accordance with the exit price notion, which is consistent with the Company’s existing practices, and no longer requires disclosure of the methods and significant assumptions used, including any changes, to estimate fair value. In addition, companies are required to disclose all financial assets and financial liabilities grouped by (i) measurement category and (ii) form of financial instrument. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial statements.
The Company elected to early adopt ASU 2017-12, Derivatives and Hedging, as of January 1, 2018. This new guidance amends the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in an entity’s financial statements. It also eliminates the requirement to separately measure and report hedge ineffectiveness. Entities are now required to present the earnings effect of the hedging instrument in the same income statement line item in which they report the earnings effect of the hedged item. In addition, entities may perform the initial quantitative assessment of hedge effectiveness at any time after hedge designation, but no later than the first quarterly effectiveness testing date, and subsequent assessments of hedge effectiveness may be performed qualitatively unless facts and circumstances change. Disclosure requirements have been modified to include a tabular disclosure related to the effect of hedging instruments on the income statement and the requirement to disclose the ineffective portion of the change in fair value of such instruments has been eliminated. The adoption of this pronouncement resulted in a cumulative effect adjustment of $12 to accumulated other comprehensive income and accumulated distributions in excess of earnings related to eliminating the separate measurement of ineffectiveness. The amended presentation and disclosure guidance is required only prospectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

not recognize lease liabilities and lease assets. Upon adoption, the Company will recognize a lease liability and an ROU asset for operating leases where it is the lessee, such as ground leases and office leases. The Company is in the process of evaluating the inputs required to calculate the amounts that will be recorded on its balance sheet for each lease. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting for lease components will be largely unchanged from existing GAAP. Only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with the Company’s existing policies. The pronouncement allows some optional practical expedients. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.
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
(3) ACQUISITIONS
The Company did not acquire any properties during the three months ended March 31, 2018.
The Company closed on the following acquisitions during the three months ended March 31, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade (a)	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Boulevard at the Capital Centre – Fee Interest	Washington, D.C.	Fee interest (b)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II	Washington, D.C.	Additional phase of multi-tenant retail (c)	15,900	4,128
				197,500	$94,128	(d)

(a)	This property was acquired through two consolidated VIEs and used to facilitate an Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange).

(b)
The wholly-owned multi-tenant retail operating property located in Largo, Maryland was previously subject to an approximately 70 acre long-term ground lease with a third party. The Company completed a transaction whereby it received the fee interest in approximately 50 acres of the underlying land in exchange for which (i) the Company paid $1,939 and (ii) the term of the ground lease with respect to the remaining approximately 20 acres was shortened to nine months. The Company derecognized building and improvements of $11,347 related to the remaining ground lease, recognized the fair value of land received of $15,200 and recorded a deferred gain of $2,524 as of March 31, 2017, which was recognized during the three months ended December 31, 2017 upon the expiration of the ground lease on approximately 20 acres. The total number of properties in the Company’s portfolio was not affected by this transaction.

(c)
The Company acquired an additional phase at its One Loudoun Downtown multi-tenant retail operating property, which was accounted for as an asset acquisition. The total number of properties in the Company’s portfolio was not affected by this transaction.

(d)	Acquisition price does not include capitalized closing costs and adjustments totaling $2,394.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

Three Months Ended March 31, 2017
Land	$19,926
Building and other improvements, net	75,696
Acquired lease intangible assets (a)	7,343
Acquired lease intangible liabilities (b)	(5,367)
Other liabilities	(1,076)
Net assets acquired	$96,522

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)	The weighted average amortization period for acquired lease intangible assets is six years for acquisitions completed during the three months ended March 31, 2017.

(b)	The weighted average amortization period for acquired lease intangible liabilities is 13 years for acquisitions completed during the three months ended March 31, 2017.
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
Prior to the completion of the 1031 Exchange, the Company was deemed to be the primary beneficiary of each VIE as it had the ability to direct the activities of the VIEs that most significantly impact their economic performance and had all of the risks and rewards of ownership. Accordingly, the Company consolidated the VIEs. No value or income was attributed to the noncontrolling interest. The assets of the VIEs consisted of the investment property, Main Street Promenade, which was operated by the Company.
(4) DISPOSITIONS
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets on a modified retrospective basis. The dispositions completed during the three months ended March 31, 2018 were not considered to be contracts with customers as defined in ASU 2014-09, Revenue from Contracts with Customers, as they are not considered an output of the Company’s ordinary business activities. Rather, the dispositions follow the new guidance of ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. The adoption on a modified retrospective basis requires the guidance and related disclosure requirements of ASU 2017-05 to be followed for contracts related to the sale of investment properties completed during the three months ended March 31, 2018. Disclosures related to periods prior to January 1, 2018 for the sale of investment properties are not impacted by the adoption.

Under the new guidance, derecognition of nonfinancial assets and in substance nonfinancial assets, including real estate, and the related gains on sale of investment properties are recognized when (i) the parties to the sale contract have approved the contract and are committed to perform their respective obligations; (ii) the Company can identify each party’s rights regarding the property transferred; (iii) the Company can identify the payment terms for the property transferred; (iv) the contract has commercial substance (that is, the risk, timing or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) the Company has satisfied its performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date upon transfer of the property’s ownership.
The Company closed on the following dispositions during the three months ended March 31, 2018:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 19, 2018	Crown Theater	Single-user retail	74,200	$6,900	$6,350	$2,952
February 15, 2018	Cranberry Square	Multi-tenant retail	195,200	23,500	23,163	10,174
March 7, 2018	Rite Aid Store (Eckerd)–Crossville, TN	Single-user retail	13,800	1,800	1,768	157
March 20, 2018	Home Depot Plaza (b)	Multi-tenant retail	135,600	16,250	15,873	—
March 21, 2018	Governor's Marketplace	Multi-tenant retail	243,100	23,500	20,993	7,429
March 28, 2018	Stony Creek I & Stony Creek II (c)	Multi-tenant retail	204,800	32,800	32,078	11,628
			866,700	$104,750	$100,225	$32,340

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)	Aggregate proceeds are net of transaction costs and exclude $169 of condemnation proceeds, which did not result in any additional gain recognition.

(b)	The Company repaid a $10,750 mortgage payable in connection with the disposition of the property.

(c)	The terms of the disposition of Stony Creek I and Stony Creek II were negotiated as a single transaction.
During the three months ended March 31, 2018, the Company also received net proceeds of $11,820 and recognized a gain of $2,179 in connection with the sale of air rights at Circle East. The aggregate proceeds, net of closing costs, from the property dispositions and other transactions during the three months ended March 31, 2018 totaled $112,214, with aggregate gains of $34,519.
Subsequent to March 31, 2018, the Company sold CVS Pharmacy – Lawton, OK, a 10,900 square foot single-user retail operating property, for consideration of $1,600.
The Company closed on the following dispositions during the three months ended March 31, 2017:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500	$332	$—
February 21, 2017	Shoppes at Park West (b)	Multi-tenant retail	63,900	15,383	15,261	7,569
March 7, 2017	CVS Pharmacy – Sylacauga, AL (b)	Single-user retail	10,100	3,700	3,348	1,651
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC (b)	Single-user retail	13,800	4,297	4,134	1,857
March 15, 2017	Century III Plaza – Home Depot (b) (c)	Single-user parcel	131,900	17,519	17,344	4,487
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750	41,380	14,107
March 24, 2017	Northwood Crossing (b)	Multi-tenant retail	160,000	22,850	22,723	10,007
			620,100	$105,999	$104,522	$39,678

(a)	Aggregate proceeds are net of transaction costs.

(b)
As of March 31, 2017, the following disposition proceeds were temporarily restricted related to 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets:

Property Name	Proceeds Temporarily Restricted
Shoppes at Park West	$15,272
CVS Pharmacy – Sylacauga, AL	3,332
Rite Aid Store (Eckerd) – Kill Devil Hills, NC	4,114
Century III Plaza – Home Depot	17,031
Northwood Crossing	22,719
$62,468

(c)
The Company disposed of the Home Depot parcel at Century III Plaza, an existing 284,100 square foot multi-tenant retail operating property. The remaining portion of Century III Plaza was classified as held for sale as of March 31, 2017 and was sold on December 15, 2017.

During the three months ended March 31, 2017, the Company also received proceeds of $5 and recognized a gain of $1,486 as a result of the receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds, net of closing costs, from the property dispositions and receipt of the escrow during the three months ended March 31, 2017 totaled $104,527, with aggregate gains of $41,164.
None of the dispositions completed during the three months ended March 31, 2018 and 2017 qualified for discontinued operations treatment and none are considered individually significant.
As of March 31, 2018, the Company had entered into a contract to sell Schaumburg Towers, an 895,400 square foot office complex located in Schaumburg, Illinois. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended March 31, 2018, at which time depreciation and amortization were ceased. In addition, the assets and liabilities associated with this property are separately classified as held for sale in the accompanying condensed consolidated

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

balance sheet as of March 31, 2018. Crown Theater was classified as held for sale as of December 31, 2017 and was sold during the three months ended March 31, 2018.
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

	March 31, 2018	December 31, 2017
Assets
Land, building and other improvements	$61,638	$2,791
Less accumulated depreciation	—	(27)
Net investment properties	61,638	2,764
Other assets	7,161	883
Assets associated with investment properties held for sale	$68,799	$3,647

Liabilities
Other liabilities	$2,673	$—
Liabilities associated with investment properties held for sale	$2,673	$—
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
The following table summarizes the Company’s unvested restricted shares as of and for the three months ended March 31, 2018:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2018	496	$14.81
Shares granted (a)	305	$13.02
Shares vested	(256)	$15.32
Balance as of March 31, 2018 (b)	545	$13.57

(a)	Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.

(b)	As of March 31, 2018, total unrecognized compensation expense related to unvested restricted shares was $4,208, which is expected to be amortized over a weighted average term of 1.6 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the three months ended March 31, 2018:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2018	555	$14.60
RSUs granted (a)	291	$14.36
Conversion of RSUs to common stock and restricted shares (b)	(141)	$14.10
RSUs ineligible for conversion	(56)	$15.36
RSUs eligible for future conversion as of March 31, 2018 (c)	649	$14.54

(a)
Assumptions and inputs as of the grant dates included a weighted average risk-free interest rate of 2.04%, the Company’s historical common stock performance relative to the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index and the Company’s weighted average common stock dividend yield of 5.00%. Subject to continued employment, in 2021, following the performance period which concludes on December 31, 2020, one-third of the RSUs

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term.

(b)
On February 5, 2018, 141 RSUs converted into 42 shares of common stock and 65 restricted shares that will vest on December 31, 2018, subject to continued employment through such date, after applying a conversion rate of 76% based upon the Company’s Total Shareholder Return (TSR) relative to the TSRs of its peer companies, for the performance period that concluded on December 31, 2017. An additional 16 shares of common stock were also issued representing the dividends that would have been paid on the earned awards during the performance period.

(c)	As of March 31, 2018, total unrecognized compensation expense related to unvested RSUs was $6,294, which is expected to be amortized over a weighted average term of 2.9 years.
During the three months ended March 31, 2018 and 2017, the Company recorded compensation expense of $2,133 and $1,793, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the three months ended March 31, 2018 is compensation expense of $330 related to the accelerated vesting of 23 restricted shares and remaining amortization related to the 29 RSUs that remain eligible for future conversion in conjunction with the departure of the Company’s former Executive Vice President, General Counsel and Secretary. The total fair value of restricted shares vested during the three months ended March 31, 2018 was $3,161.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of March 31, 2018, options to purchase 38 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2018 or 2017 and did not record any compensation expense related to stock options during the three months ended March 31, 2018 and 2017.
(6) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	March 31, 2018			December 31, 2017
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$275,450	5.00%	4.8	$287,238	4.99%	5.2
Premium, net of accumulated amortization	962			1,024
Discount, net of accumulated amortization	(569)			(579)
Capitalized loan fees, net of accumulated amortization	(527)			(615)
Mortgages payable, net	$275,316			$287,068

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 8.00% as of March 31, 2018 and December 31, 2017.
During the three months ended March 31, 2018, the Company repaid a $10,750 mortgage payable, which had a fixed interest rate of 4.82%, in conjunction with the disposition of the related property and made scheduled principal payments of $1,038 related to amortizing loans.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2018 for the remainder of 2018, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after March 31, 2018, such as the Company’s 2018 unsecured credit facility. See Note 8 to the condensed consolidated financial statements for further details regarding the 2018 unsecured credit facility.

	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$3,128	$25,257	$3,923	$22,820	$157,216	$63,106	$275,450
Fixed rate term loans (b)	—	—	—	250,000	—	200,000	450,000
Unsecured notes payable (c)	—	—	—	100,000	—	600,000	700,000
Total fixed rate debt	3,128	25,257	3,923	372,820	157,216	863,106	1,425,450

Variable rate debt:
Variable rate term loan and revolving line of credit	100,000	—	91,000	—	—	—	191,000
Total debt (d)	$103,128	$25,257	$94,923	$372,820	$157,216	$863,106	$1,616,450

Weighted average interest rate on debt:
Fixed rate debt	5.08%	7.29%	4.62%	3.63%	5.00%	3.91%	4.02%
Variable rate debt (e)	3.23%	—	3.23%	—	—	—	3.23%
Total	3.28%	7.29%	3.28%	3.63%	5.00%	3.91%	3.93%

(a)	Excludes mortgage premium of $962 and discount of $(569), net of accumulated amortization, as of March 31, 2018.

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

(c)	Excludes discount of $(823), net of accumulated amortization, as of March 31, 2018.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.1 years as of March 31, 2018. Total debt excludes capitalized loan fees of $(6,173), net of accumulated amortization, as of March 31, 2018, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of March 31, 2018.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		March 31, 2018		December 31, 2017
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
		700,000	4.19%	700,000	4.19%
Discount, net of accumulated amortization		(823)		(853)
Capitalized loan fees, net of accumulated amortization		(3,275)		(3,399)
	Total	$695,902		$695,748
Notes Due 2026 and 2028
The note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) an unencumbered interest coverage ratio (as set forth in the Company’s unsecured credit facility and the note purchase agreement governing the Notes Due 2021 and 2024); and (iv) a fixed charge coverage ratio (as set forth in the Company’s unsecured credit facility).
Notes Due 2025
The indenture, as supplemented (the Indenture), governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025) contains customary covenants and events of default. Pursuant to the terms of the Indenture, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
Notes Due 2021 and 2024
The note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, some of which are based upon the financial covenants in effect in the Company’s unsecured credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of March 31, 2018, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) UNSECURED TERM LOANS AND REVOLVING LINE OF CREDIT
The following table summarizes the Company’s term loans and revolving line of credit:

		March 31, 2018		December 31, 2017
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.30%	$250,000	3.30%
Unsecured credit facility term loan due 2018 – variable rate	May 11, 2018	100,000	3.23%	100,000	2.93%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	2.96%	200,000	2.96%
Subtotal		550,000		550,000
Capitalized loan fees, net of accumulated amortization		(2,371)		(2,730)
Term loans, net		$547,629		$547,270

Revolving line of credit – variable rate (c)	January 5, 2020	$91,000	3.23%	$216,000	2.92%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through January 5, 2021. The applicable credit spread was 1.30% as of March 31, 2018 and December 31, 2017.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of March 31, 2018 and December 31, 2017.

(c)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Unsecured Credit Facility
On January 6, 2016, the Company entered into its fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a second unsecured term loan which had an outstanding balance of $200,000 at inception, of which the Company repaid $100,000 during the year ended December 31, 2017, and is priced on a leverage grid at a rate of LIBOR plus a credit spread. The Company received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the Unsecured Credit Agreement, the Company may elect to convert to an investment grade pricing grid. As of March 31, 2018, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2018, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Subsequent to March 31, 2018, the Company entered into its fifth amended and restated unsecured credit agreement (2018 Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (2018 Unsecured Credit Facility). The 2018 Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and will be priced on a leverage grid at a rate of LIBOR plus a credit spread. In conjunction with the execution of the 2018 Unsecured Credit Agreement, the Company repaid the unsecured term loan due 2018 under the Unsecured Credit Facility that had an outstanding balance of $100,000 as of March 31, 2018.
The following table summarizes the key terms of the 2018 Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
2018 Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.20% - 1.70%	N/A	0.90% - 1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2 six month	0.075%	1.05% - 1.50%	0.15% - 0.30%	0.825%-1.55%	0.125% - 0.30%
The 2018 Unsecured Credit Facility has a $500,000 accordion option that allows the Company, at its election, to increase the total 2018 Unsecured Credit Facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the 2018 Unsecured Credit Agreement and (ii) the Company’s ability to obtain additional lender commitments.
The 2018 Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the 2018 Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios.
Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of March 31, 2018, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2018, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
(9) DERIVATIVES
The Company elected to early adopt ASU 2017-12, Derivatives and Hedging, as of January 1, 2018. The adoption eliminated the requirement to separately measure and report hedge ineffectiveness. The Company is now required to present the earnings effect of its hedging instruments in the same income statement line item in which it reports the earnings effect of the hedged items. Disclosures related to periods prior to January 1, 2018 are not impacted by the adoption.

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
As of March 31, 2018, the Company used five interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $1,319 will be reclassified as a decrease to interest expense. Prior to January 1, 2018, only the effective portion of changes in fair value of the derivatives that were designated and that qualified as cash flow hedges was recorded in “Accumulated other comprehensive income” and the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
The following table summarizes the Company’s interest rate swaps as of March 31, 2018, which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Maturity Date
January 3, 2017	$100,000	1.26%	November 22, 2018
January 3, 2017	$100,000	1.26%	November 22, 2018
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$50,000	2.00%	January 5, 2021
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest rate swaps	5	5	$450,000	$450,000
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other assets, net” in the condensed consolidated balance sheets. The valuation techniques used are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Interest rate swaps	$3,840	$1,086
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended March 31, 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income on Derivative	Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Loss Reclassified from AOCI into Income	Total Interest Expense Presented in the Results of Operations in which the Effects of Cash Flow Hedges are Recorded
	2018		2018	2018
Interest rate swaps	$(2,667)	Interest expense	$87	$18,765

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended March 31, 2017:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2017		2017		2017
Interest rate swaps	$(472)	Interest expense	$160	Other income, net	$6
(10) EQUITY
In December 2015, the Company entered into an at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s unsecured revolving line of credit. The Company did not sell any shares under its ATM equity program during the three months ended March 31, 2018 and 2017. As of March 31, 2018, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. In December 2017, The Company’s board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the three months ended March 31, 2018 and 2017. As of March 31, 2018, $264,057 remained available for repurchases under the common stock repurchase program.
(11) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2018		2017
Numerator:
Income (loss) from continuing operations	$7,261		$(50,264)
Gain on sales of investment properties	34,519		41,164
Preferred stock dividends	—		(2,362)
Net income (loss) attributable to common shareholders	41,780		(11,462)
Earnings allocated to unvested restricted shares	(96)		(90)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$41,684		$(11,552)

Denominator:
Denominator for earnings (loss) per common share – basic:
Weighted average number of common shares outstanding	218,849	(a)	236,294	(b)
Effect of dilutive securities:
Stock options	—	(c)	—	(c)
RSUs	554	(d)	—	(e)
Denominator for earnings (loss) per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	219,403		236,294

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)
Excludes 545 shares of unvested restricted common stock as of March 31, 2018, which equate to 573 on a weighted average basis for the three months ended March 31, 2018. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 534 shares of unvested restricted common stock as of March 31, 2017, which equate to 565 on a weighted average basis for the three months ended March 31, 2017. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 38 and 41 shares of common stock as of March 31, 2018 and 2017, respectively, at a weighted average exercise price of $18.85 and $19.25, respectively. Of these totals, outstanding options to purchase 38 and 41 shares of common stock as of March 31, 2018 and 2017, respectively, at a weighted average exercise price of $18.85 and $19.25, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of March 31, 2018, there were 649 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 686 RSUs on a weighted average basis for the three months ended March 31, 2018. These contingently issuable shares are a component of calculating diluted EPS.

(e)
As of March 31, 2017, there were 644 RSUs eligible for future conversion upon completion of the performance periods, which equate to 638 RSUs on a weighted average basis for the three months ended March 31, 2017. These contingently issuable shares are a component of calculating diluted EPS.

(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of March 31, 2018 and 2017, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
Number of properties for which indicators of impairment were identified	4	(a)	8	(b)
Less: number of properties for which an impairment charge was recorded	2		—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—		4
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	2		4

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	39%		17%

(a)	Includes one property which was sold subsequent to March 31, 2018.

(b)	Includes five properties which have subsequently been sold as of March 31, 2018.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the three months ended March 31, 2018:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Schaumburg Towers (a)	Office	March 31, 2018	895,400	$392
CVS Pharmacy – Lawton, OK (b)	Single-user retail	March 31, 2018	10,900	200
				$592
	Estimated fair value of impaired properties as of impairment date			$70,250

(a)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property is classified as held for sale as of March 31, 2018.

(b)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on April 19, 2018.
The Company did not record any investment property impairment charges during the three months ended March 31, 2017.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company provides no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(13) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$3,840	$3,840	$1,086	$1,086
Financial liabilities:
Mortgages payable, net	$275,316	$282,063	$287,068	$298,635
Unsecured notes payable, net	$695,902	$679,372	$695,748	$693,823
Unsecured term loans, net	$547,629	$552,364	$547,270	$552,555
Unsecured revolving line of credit	$91,000	$91,247	$216,000	$216,222
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

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2018
Derivative asset	$—	$3,840	$—	$3,840

December 31, 2017
Derivative asset	$—	$1,086	$—	$1,086
Derivative asset:  The fair value of the derivative asset is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the three months ended March 31, 2018 and the year ended December 31, 2017, except for those properties sold prior to March 31, 2018 and December 31, 2017, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2		Level 3	Total	Provision for Impairment (a)
March 31, 2018
Investment property	$—	$1,600	(b)	$—	$1,600	$200
Investment property – held for sale	$—	$68,650	(c)	$—	$68,650	$392

December 31, 2017
Investment properties	$—	$74,250	(d)	$—	$74,250	$50,077

(a)	Excludes impairment charges recorded on investment properties sold prior to March 31, 2018 and December 31, 2017, respectively.

(b)
Represents the fair value of the Company’s CVS Pharmacy – Lawton, OK investment property as of March 31, 2018, the date the asset was measured at fair value. The estimated fair value of CVS Pharmacy – Lawton, OK was based upon the expected sales price from an executed sales contract and determined to be a Level 2 input.

(c)
Represents the fair value of the Company’s Schaumburg Towers investment property. The estimated fair value of Schaumburg Towers was based on an expected sales price of $86,600 from an executed sales contract, determined to be a Level 2 input, which contemplates historically deferred maintenance and capital requirements. The estimated fair value of $68,650 as of March 31, 2018, the date the asset was measured at fair value, reflects (i) estimated closing costs and (ii) tenant-related costs expected to be credited to the buyer at close.

(d)
Represents the fair value of the Company’s Schaumburg Towers and Home Depot Plaza investment properties. The estimated fair value of Schaumburg Towers was based on an expected sales price of $87,600 from a bona fide purchase offer, determined to be a Level 2 input, which contemplates historically deferred maintenance and capital requirements. The estimated fair value of $58,000 as of September 30, 2017, the date the asset was measured at fair value, reflects (i) capital expenditures expected to be incurred by the Company prior to sale and (ii) tenant-related costs expected to be credited to the buyer at close. The estimated fair value of Home Depot Plaza of $16,250 as of December 31, 2017, the date the asset was measured at fair value, was based upon the expected sales price for an executed sales contract and determined to be a Level 2 input.

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2018
Mortgages payable, net	$—	$—	$282,063	$282,063
Unsecured notes payable, net	$236,818	$—	$442,554	$679,372
Unsecured term loans, net	$—	$—	$552,364	$552,364
Unsecured revolving line of credit	$—	$—	$91,247	$91,247

December 31, 2017
Mortgages payable, net	$—	$—	$298,635	$298,635
Unsecured notes payable, net	$243,183	$—	$450,640	$693,823
Unsecured term loans, net	$—	$—	$552,555	$552,555
Unsecured revolving line of credit	$—	$—	$216,222	$216,222
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.7% to 4.4% and 3.5% to 4.2% as of March 31, 2018 and December 31, 2017, respectively.
Unsecured notes payable, net: The quoted market price as of March 31, 2018 was used to value the Notes Due 2025. The Company estimates the fair value of its Notes Due 2021 and 2024 and Notes Due 2026 and 2028 by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used were 4.69% and 4.28% as of March 31, 2018 and December 31, 2017, respectively.
Unsecured term loans, net:  The Company estimates the fair value of its unsecured term loans, net by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rate used to discount the credit spreads was 1.33% as of March 31, 2018 and December 31, 2017.
Unsecured revolving line of credit:  The Company estimates the fair value of its unsecured revolving line of credit by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturity. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates used to discount the credit spreads were 1.20% and 1.30% as of March 31, 2018 and December 31, 2017, respectively.
There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2018.
(14) COMMITMENTS AND CONTINGENCIES
As of March 31, 2018, the Company had letters of credit outstanding totaling $9,645 that serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on its unsecured revolving line of credit.
As of March 31, 2018, the Company had active redevelopments at Reisterstown Road Plaza located in Baltimore, Maryland and Circle East located in Towson, Maryland. The redevelopment portion of Circle East, formerly known as Towson Circle, has been combined with the Company’s neighboring retail operating property formerly known as Towson Square. The Company estimates that it will incur net costs of approximately $9,500 to $10,500 related to the Reisterstown Road Plaza redevelopment and approximately $33,000 to $35,000 related to the Circle East redevelopment. As of March 31, 2018, the Company has incurred $8,447 related to Reisterstown Road Plaza and $3,409, which is net of proceeds of $11,820 from the sale of air rights, related to Circle East.
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
(16) SUBSEQUENT EVENTS
Subsequent to March 31, 2018, the Company:

•
entered into its fifth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000. In conjunction with the execution of the amended and restated credit agreement, the Company repaid the unsecured term loan due 2018 under the Unsecured Credit Facility that had an outstanding balance of $100,000 as of March 31, 2018. See Note 8 to the condensed consolidated financial statements for further details;

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
closed on the disposition of CVS Pharmacy – Lawton, OK, a 10,900 square foot single-user retail operating property located in Lawton, Oklahoma, for a sales price of $1,600 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges; and

•
declared the cash dividend for the second quarter of 2018 of $0.165625 per share on its outstanding Class A common stock, which will be paid on July 10, 2018 to Class A common shareholders of record at the close of business on June 26, 2018.

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2017. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located shopping centers in the United States. As of March 31, 2018, we owned 106 retail operating properties representing 19,472,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of March 31, 2018:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Neighborhood and community centers	58	8,418	92.5%	93.8%
Power centers	29	6,892	93.7%	95.0%
Lifestyle centers and mixed-use properties	15	3,796	91.5%	93.6%
Total multi-tenant retail	102	19,106	92.8%	94.2%
Single-user retail	4	366	100.0%	100.0%
Total operating portfolio (b)	106	19,472	92.9%	94.3%

(a)	Includes leases signed but not commenced.

(b)	Excludes Schaumburg Towers, which is classified as held for sale as of March 31, 2018.
In addition to our operating portfolio, as of March 31, 2018, we owned (i) one property that was in active redevelopment, (ii) one property where we have begun activities in anticipation of future redevelopment and (iii) the redevelopment portion of Circle East, formerly known as Towson Circle, which has been combined with our neighboring retail operating property formerly known as Towson Square. This combination reduced our redevelopment property count by one.
During the three months ended March 31, 2018, we effectively completed our portfolio transformation, the core objective of which was to become a prominent owner of multi-tenant retail properties primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. Moving forward, we are focused on growing the portfolio organically through accretive leasing activity and increasing density at our mixed-use redevelopments.
Company Highlights — Three Months Ended March 31, 2018
Acquisitions
We did not acquire any properties during the three months ended March 31, 2018. In total for 2018, we expect to invest approximately $50,000 to $150,000 on strategic acquisitions.
Dispositions
During the three months ended March 31, 2018, we continued to pursue dispositions of select non-target and single-user properties. Consideration from dispositions totaled $104,750 and included the sales of five multi-tenant retail operating properties aggregating

778,700 square feet for total consideration of $96,050 and two single-user retail properties aggregating 88,000 square feet for total consideration of $8,700.
The following table summarizes our dispositions during the three months ended March 31, 2018:

Date	Property Name	Property Type	Square Footage	Consideration
January 19, 2018	Crown Theater	Single-user retail	74,200	$6,900
February 15, 2018	Cranberry Square	Multi-tenant retail	195,200	23,500
March 7, 2018	Rite Aid Store (Eckerd) – Crossville, TN	Single-user retail	13,800	1,800
March 20, 2018	Home Depot Plaza	Multi-tenant retail	135,600	16,250
March 21, 2018	Governor's Marketplace	Multi-tenant retail	243,100	23,500
March 28, 2018	Stony Creek I & Stony Creek II	Multi-tenant retail	204,800	32,800
			866,700	$104,750
In addition to the property dispositions listed above, during the three months ended March 31, 2018, we received consideration of $11,970 in connection with the sale of air rights at Circle East.
As of March 31, 2018, Schaumburg Towers is classified as held for sale and is under contract for a sales price of $86,600. Subsequent to March 31, 2018, we sold CVS Pharmacy – Lawton, OK, a 10,900 square foot single-user retail operating property, for consideration of $1,600. In total for 2018, we expect targeted dispositions to be approximately $200,000.
Market Summary
The following table summarizes our operating portfolio by market as of March 31, 2018:

Property Type/Market	Number of Properties	Annualized Base Rent (ABR) (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$82,941	24.7%	$22.28	3,938	20.6%	94.5%	94.8%
New York	9	35,005	10.4%	28.37	1,292	6.8%	95.5%	96.0%
Washington, D.C.	8	33,423	10.0%	27.12	1,384	7.2%	89.0%	94.5%
Chicago	8	28,272	8.4%	22.97	1,358	7.1%	90.6%	91.8%
Seattle	8	20,985	6.3%	15.48	1,477	7.7%	91.7%	92.5%
Atlanta	9	18,614	5.6%	13.46	1,513	7.9%	91.4%	93.4%
Houston	9	15,263	4.5%	14.37	1,140	6.0%	93.1%	95.3%
Baltimore	4	13,396	4.0%	16.81	865	4.5%	92.2%	92.9%
San Antonio	3	12,517	3.7%	17.50	722	3.8%	99.2%	100.0%
Phoenix	3	10,078	3.0%	17.39	632	3.3%	91.7%	93.6%
Los Angeles	1	5,272	1.6%	28.17	255	1.3%	73.4%	73.4%
Riverside	1	4,598	1.4%	15.72	292	1.5%	100.0%	100.0%
St. Louis	1	4,106	1.2%	9.61	453	2.4%	94.3%	94.3%
Charlotte	1	3,378	1.0%	11.70	320	1.7%	90.3%	96.2%
Tampa	1	2,379	0.7%	19.52	126	0.7%	97.0%	97.0%
Subtotal	85	290,227	86.5%	19.84	15,767	82.5%	92.8%	94.2%

Non-Top 25 MSAs (b)	17	45,354	13.5%	14.67	3,339	17.5%	92.6%	94.3%

Total Multi-Tenant Retail	102	335,581	100.0%	18.94	19,106	100.0%	92.8%	94.2%

Single-User Retail	4	9,104		24.86	366		100.0%	100.0%

Total Operating Portfolio (c)	106	$344,685		$19.06	19,472		92.9%	94.3%

(a)
Excludes $11,415 of multi-tenant retail ABR and 1,114 square feet of multi-tenant retail GLA attributable to (i) our one active redevelopment, (ii) one property where we have begun activities in anticipation of future redevelopment and (iii) the redevelopment portion of Circle East, formerly known as Towson Circle, which has been combined with our neighboring retail operating property formerly known as Towson Square, which are located in the Washington, D.C. and Baltimore metropolitan statistical areas (MSAs). Including these amounts, 86.9% of our multi-tenant retail ABR and 83.5% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs and Non-Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)	Excludes (i) Schaumburg Towers, which is classified as held for sale as of March 31, 2018, and (ii) 15 residential units.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the three months ended March 31, 2018. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	80	523	$21.86	$20.71	5.6%	4.2	$2.41
Comparable New Leases	5	14	$35.28	$26.90	31.2%	8.8	$58.08
Non-Comparable New and Renewal Leases (b)	12	100	$15.10	N/A	N/A	6.9	$54.54
Total	97	637	$22.22	$20.88	6.4%	4.7	$11.82

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

Our leasing efforts continue to focus on (i) vacant anchor and small shop space, (ii) upcoming natural lease expirations, (iii) space within our redevelopment projects and (iv) properties where we have begun expansion activities. As we lease vacant space, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and optimize the mix of operators and unique retailers at our properties.
We continue to focus on leasing the vacant space at Schaumburg Towers and have leased 426,000 square feet of the available 895,000 square feet as of March 31, 2018. The property is classified as held for sale as of March 31, 2018 and the sale is expected to close during the second quarter of 2018, subject to satisfaction of customary closing conditions.
Capital Markets
During the three months ended March 31, 2018, we:

•	repaid $125,000, net of borrowings, on our unsecured revolving line of credit; and

•	repaid a $10,750 mortgage payable and made scheduled principal payments of $1,038 related to amortizing loans.
Distributions
We declared a quarterly distribution of $0.165625 per share of common stock during the three months ended March 31, 2018.

Results of Operations
Comparison of Results for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	Change
Revenues
Rental income	$94,455	$109,974	$(15,519)
Tenant recovery income	28,090	30,786	(2,696)
Other property income	2,297	2,933	(636)
Total revenues	124,842	143,693	(18,851)

Expenses
Operating expenses	20,255	21,864	(1,609)
Real estate taxes	20,468	21,879	(1,411)
Depreciation and amortization	45,228	53,474	(8,246)
Provision for impairment of investment properties	592	—	592
General and administrative expenses	12,495	11,213	1,282
Total expenses	99,038	108,430	(9,392)

Operating income	25,804	35,263	(9,459)

Interest expense	(18,765)	(85,532)	66,767
Other income, net	222	5	217
Income (loss) from continuing operations	7,261	(50,264)	57,525
Gain on sales of investment properties	34,519	41,164	(6,645)
Net income (loss)	41,780	(9,100)	50,880
Preferred stock dividends	—	(2,362)	2,362
Net income (loss) attributable to common shareholders	$41,780	$(11,462)	$53,242
Net income (loss) attributable to common shareholders increased $53,242 from $(11,462) for the three months ended March 31, 2017 to $41,780 for the three months ended March 31, 2018 primarily as a result of the following:

•	a $66,767 decrease in interest expense primarily consisting of:

•
a $61,278 decrease in prepayment penalties and defeasance premiums and a $4,105 decrease in capitalized loan fee write-offs primarily related to the defeasance of the IW JV portfolio of mortgages payable during the three months ended March 31, 2017, which resulted in a defeasance premium and associated fees totaling $60,198 and the write-off of $4,003 of capitalized loan fees; and

•	a $1,426 decrease in interest on mortgages payable due to a reduction in mortgage debt;

•	an $8,246 decrease in depreciation and amortization primarily due to the investment properties sold during 2017; and

•	a $2,362 decrease in preferred stock dividends due to the redemption of our 7.00% Series A cumulative redeemable preferred stock on December 20, 2017;
partially offset by

•
a $15,519 decrease in rental income primarily consisting of a $17,076 decrease in base rent, which resulted from the operating properties sold during 2017 and 2018 along with our redevelopments, partially offset by an increase from the operating properties acquired during 2017 and growth from our same store portfolio; and

•
a $6,645 decrease in gain on sales of investment properties related to the sales of seven investment properties, representing approximately 866,700 square feet of GLA, and the sale of air rights at Circle East during the three months ended March 31, 2018 compared to the sales of six investment properties and a single-user parcel at an existing multi-tenant retail operating property, representing approximately 620,100 square feet of GLA, during the three months ended March 31, 2017.

Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than straight-line ground rent expense (non-cash) and amortization of acquired ground lease intangibles (non-cash). NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Operating income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net (loss) income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.
Same store portfolio
For the three months ended March 31, 2018, our same store portfolio consisted of 103 retail operating properties acquired or placed in service and stabilized prior to January 1, 2017. The number of properties in our same store portfolio increased to 103 as of March 31, 2018 from 102 as of December 31, 2017 as a result of the following:

•	the addition of seven same store investment properties acquired prior to January 1, 2017;
partially offset by

•	the removal of six same store investment properties sold during the three months ended March 31, 2018.
The sale of Crown Theater on January 19, 2018 did not impact the number of same store properties as it was classified as held for sale as of December 31, 2017.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired after December 31, 2016;

•	Schaumburg Towers, which is classified as held for sale as of March 31, 2018;

•	two properties where we have begun redevelopment and/or activities in anticipation of future redevelopment and the redevelopment portion of Circle East;

•	properties that were sold or held for sale in 2017 and 2018; and

•	the net income from our wholly-owned captive insurance company.

The following tables present a reconciliation of net income (loss) attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Net income (loss) attributable to common shareholders	$41,780	$(11,462)	$53,242
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	—	2,362	(2,362)
Gain on sales of investment properties	(34,519)	(41,164)	6,645
Depreciation and amortization	45,228	53,474	(8,246)
Provision for impairment of investment properties	592	—	592
General and administrative expenses	12,495	11,213	1,282
Interest expense	18,765	85,532	(66,767)
Straight-line rental income, net	(2,479)	(341)	(2,138)
Amortization of acquired above and below market lease intangibles, net	(854)	(731)	(123)
Amortization of lease inducements	241	323	(82)
Lease termination fees	(1,019)	(1,612)	593
Straight-line ground rent expense	666	686	(20)
Amortization of acquired ground lease intangibles	(140)	(140)	—
Other income, net	(222)	(5)	(217)
NOI	80,534	98,135	(17,601)
NOI from Other Investment Properties	(3,737)	(22,495)	18,758
Same Store NOI	$76,797	$75,640	$1,157

	Three Months Ended March 31,
	2018	2017	Change
Same Store NOI:
Base rent	$82,186	$81,309	$877
Percentage and specialty rent	1,095	1,407	(312)
Tenant recovery income	26,150	24,460	1,690
Other property operating income	1,150	948	202
	110,581	108,124	2,457

Property operating expenses	15,327	15,204	123
Bad debt expense	498	657	(159)
Real estate taxes	17,959	16,623	1,336
	33,784	32,484	1,300

Same Store NOI	$76,797	$75,640	$1,157
Same Store NOI increased $1,157, or 1.5%, primarily due to the following:

•	base rent increased $877 primarily due to an increase of $619 from contractual rent changes and $454 from re-leasing spreads, partially offset by $131 from higher rent abatements; and

•
property operating expenses and real estate taxes, net of tenant recovery income, decreased $231 primarily due to decreases in certain non-recoverable property operating expenses, partially offset by higher net recoverable property operating expenses and real estate taxes along with lower net real estate tax refunds in 2018.

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

We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, gain on sale and impairment charges on assets other than depreciable real estate, litigation involving the Company, including actual or anticipated settlement and associated legal costs, the impact on earnings from executive separation and the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders.
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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to common shareholders	$41,780	$(11,462)
Depreciation and amortization of depreciable real estate	44,950	53,079
Provision for impairment of investment properties	592	—
Gain on sales of depreciable investment properties	(32,340)	(41,164)
FFO attributable to common shareholders	$54,982	$453

FFO attributable to common shareholders per common share outstanding – diluted	$0.25	$0.00

FFO attributable to common shareholders	$54,982	$453
Impact on earnings from the early extinguishment of debt, net	1,028	66,357
Provision for hedge ineffectiveness	—	6
Gain on sale of non-depreciable investment property	(2,179)	—
Impact on earnings from executive separation (a)	1,737	—
Other (b)	207	130
Operating FFO attributable to common shareholders	$55,775	$66,946

Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.25	$0.28

(a)	Reflected as an increase to “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

(b)
Primarily consists of the impact on earnings from litigation involving the Company, including actual or anticipated settlement and associated legal costs, which are included in “Other income, net” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

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
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We have funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of March 31, 2018, we had $103,128 of debt scheduled to mature through the end of 2018, comprised of $100,000 of our unsecured term loan due 2018 and $3,128 of principal amortization due through the end of 2018, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit. Subsequent to March 31, 2018, we repaid our $100,000 unsecured term loan due 2018 in conjunction with the execution of our fifth amended and restated unsecured credit agreement.
The table below summarizes our consolidated indebtedness as of March 31, 2018:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$275,450	5.00%	Various	4.8 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	3.3 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	6.3 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	7.0 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	8.5 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	10.8 years
Total unsecured notes payable (a)	700,000	4.19%		7.0 years

Unsecured credit facility (b):
Term loan due 2021 – fixed rate (c)	250,000	3.30%	January 5, 2021	2.8 years
Term loan due 2018 – variable rate	100,000	3.23%	May 11, 2018 (d)	0.1 years
Revolving line of credit – variable rate	91,000	3.23%	January 5, 2020 (d)	1.8 years
Total unsecured credit facility (a)	441,000	3.27%		2.0 years

Term Loan Due 2023 – fixed rate (a) (e)	200,000	2.96%	November 22, 2023	5.6 years

Total consolidated indebtedness	$1,616,450	3.93%		5.1 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $962, discount of $(569) and capitalized loan fees of $(527), net of accumulated amortization, as of March 31, 2018. Unsecured notes payable excludes discount of $(823) and capitalized loan fees of $(3,275), net of accumulated amortization, as of March 31, 2018. Term loans exclude capitalized loan fees of $(2,371), net of accumulated amortization, as of March 31, 2018. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Subsequent to March 31, 2018, we entered into our fifth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000. See Note 8 to the accompanying condensed consolidated financial statements for further details.

(c)
Reflects $250,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.30% to 2.20% through January 5, 2021. The applicable credit spread was 1.30% as of March 31, 2018.

(d)
We have two one-year extension options on the term loan due 2018 and two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% for the term loan and 0.075% of the commitment amount being extended for the revolving line of credit.

(e)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of March 31, 2018.

Mortgages Payable
During the three months ended March 31, 2018, we repaid a $10,750 mortgage payable, which had a fixed interest rate of 4.82%, in conjunction with the disposition of the related property and made scheduled principal payments of $1,038 related to amortizing loans.
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
The indenture, as supplemented (the Indenture), governing the Notes Due 2025 contains customary covenants and events of default. Pursuant to the terms of the Indenture, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
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
As of March 31, 2018, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.

Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On January 6, 2016, we entered into our fourth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $250,000 unsecured term loan and a second unsecured term loan that had an outstanding balance of $200,000 at inception, of which we repaid $100,000 during the year ended December 31, 2017, and is priced on a leverage grid at a rate of LIBOR plus a credit spread. We received investment grade credit ratings from Moody’s and Standard & Poor’s in 2014. In accordance with the Unsecured Credit Agreement, we may elect to convert to an investment grade pricing grid. As of March 31, 2018, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2018, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
Subsequent to March 31, 2018, we entered into our fifth amended and restated unsecured credit agreement (2018 Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (2018 Unsecured Credit Facility). The 2018 Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and will be priced on a leverage grid at a rate of LIBOR plus a credit spread. In conjunction with the execution of the 2018 Unsecured Credit Agreement, we repaid the unsecured term loan due 2018 under the Unsecured Credit Facility that had an outstanding balance of $100,000 as of March 31, 2018.
The following table summarizes the key terms of the 2018 Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
2018 Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.20% - 1.70%	N/A	0.90% - 1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2 six month	0.075%	1.05% - 1.50%	0.15% - 0.30%	0.825%-1.55%	0.125% - 0.30%
The 2018 Unsecured Credit Facility has a $500,000 accordion option that allows us, at our election, to increase the total 2018 Unsecured Credit Facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the 2018 Unsecured Credit Agreement and (ii) our ability to obtain additional lender commitments.
The 2018 Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the 2018 Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios.

As of March 31, 2018, we had letters of credit outstanding totaling $9,645 that serve as collateral for certain capital improvements and performance obligations on certain redevelopment projects, which will be satisfied upon completion of the projects, and reduced the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of March 31, 2018, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2018, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of March 31, 2018 for the remainder of 2018, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of March 31, 2018. The table does not reflect the impact of any debt activity that occurred after March 31, 2018, such as the 2018 Unsecured Credit Facility.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$3,128	$25,257	$3,923	$22,820	$157,216	$63,106	$275,450	$282,063
Fixed rate term loans (b)	—	—	—	250,000	—	200,000	450,000	452,322
Unsecured notes payable (c)	—	—	—	100,000	—	600,000	700,000	679,372
Total fixed rate debt	3,128	25,257	3,923	372,820	157,216	863,106	1,425,450	1,413,757

Variable rate debt:
Variable rate term loan and revolving line of credit	100,000	—	91,000	—	—	—	191,000	191,289
Total debt (d)	$103,128	$25,257	$94,923	$372,820	$157,216	$863,106	$1,616,450	$1,605,046

Weighted average interest rate on debt:
Fixed rate debt	5.08%	7.29%	4.62%	3.63%	5.00%	3.91%	4.02%
Variable rate debt (e)	3.23%	—	3.23%	—	—	—	3.23%
Total	3.28%	7.29%	3.28%	3.63%	5.00%	3.91%	3.93%

(a)	Excludes mortgage premium of $962 and discount of $(569), net of accumulated amortization, as of March 31, 2018.

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

(c)	Excludes discount of $(823), net of accumulated amortization, as of March 31, 2018.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.1 years as of March 31, 2018. Total debt excludes capitalized loan fees of $(6,173), net of accumulated amortization, as of March 31, 2018, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of March 31, 2018.
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
In December 2015, we entered into an at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our unsecured revolving line of credit. We did not sell any shares under our ATM equity program during the three months ended March 31, 2018. As of March 31, 2018, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. In December 2017, our board of directors authorized a $250,000 increase to our common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the three months ended March 31, 2018. As of March 31, 2018, $264,057 remained available for repurchases under our common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements, including expansions and pad developments, at our operating properties in 2018 can be met with cash flows from operations, asset dispositions and working capital.
We began redevelopment activities at Reisterstown Road Plaza and Circle East in 2016. We have invested a total of approximately $11,900 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require an additional $30,600 to $33,600 to complete these projects. In addition, we plan to begin the first phase of the redevelopment at Boulevard at the Capital Centre in 2018. We anticipate funding the redevelopments with cash flows from operations, asset dispositions, working capital, capital markets transactions and our unsecured revolving line of credit.

We capitalized $391 and $370 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three months ended March 31, 2018 and 2017, respectively. In addition, we capitalized $35 and $97 of internal leasing incentives, all of which were incremental to signed leases, during the three months ended March 31, 2018 and 2017, respectively.
We capitalized $445 and $351 of indirect project costs, which includes, among other costs, $190 and $108 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $173 and $78 of interest, related to redevelopment projects during the three months ended March 31, 2018 and 2017, respectively.
Dispositions
The following table highlights our property dispositions during 2017 and the three months ended March 31, 2018 pursuant to our portfolio transformation strategy of disposing of select non-target and single-user properties:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2018 Dispositions (through March 31, 2018)	7	866,700	$104,750	$100,225	$10,750
2017 Dispositions	47	5,810,700	$917,808	$896,301	$27,353	(c)

(a)
2018 dispositions include the disposition of Crown Theater, which was classified as held for sale as of December 31, 2017. 2017 dispositions include the dispositions of CVS Pharmacy – Sylacauga, AL and Century III Plaza, including the Home Depot parcel, both of which were classified as held for sale as of December 31, 2016.

(b)
Represents total consideration net of transaction costs. 2017 dispositions include proceeds of $54,087, which were temporarily restricted related to potential Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges) as of December 31, 2017.

(c)	Excludes $214,505 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the year ended December 31, 2017.
In addition to the transactions presented in the preceding table, during the three months ended March 31, 2018, we received (i) net proceeds of $11,820 in connection with the sale of air rights at Circle East and (ii) proceeds of $169 from a condemnation award. During the year ended December 31, 2017, we also received net proceeds of $155 from other transactions, including escrow funds related to a property disposition and a condemnation award.
Acquisitions
We did not acquire any properties during the three months ended March 31, 2018. The following table highlights our asset acquisitions during 2017:

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

Summary of Cash Flows

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by operating activities	$34,165	$61,179	$(27,014)
Net cash provided by (used in) investing activities	97,674	(3,267)	100,941
Net cash used in financing activities	(175,443)	(28,202)	(147,241)
(Decrease) increase in cash, cash equivalents and restricted cash	(43,604)	29,710	(73,314)
Cash, cash equivalents and restricted cash, at beginning of period	86,335	82,349
Cash, cash equivalents and restricted cash, at end of period	$42,731	$112,059

Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gain on sales of investment properties. Net cash provided by operating activities during the three months ended March 31, 2018 decreased $27,014 primarily due to the following:

•
a $17,601 decrease in NOI, consisting of a decrease in NOI from properties that were sold or held for sale in 2017 and 2018 and other properties not included in our same store portfolio of $18,758, partially offset by an increase in Same Store NOI of $1,157; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	an $1,873 decrease in cash bonuses paid; and

•	a $922 decrease in cash paid for interest, excluding debt prepayment fees.
During the three months ended March 31, 2018, we distributed $36,311 to common shareholders, which is $2,146 in excess of net cash provided by operating activities during the period. This is primarily driven by the timing of ordinary course annual real estate tax payments. We used existing cash and cash equivalents in addition to net cash flows provided by operating activities to fund such distributions. Management believes that cash flows from operations and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress. Net cash flows from investing activities during the three months ended March 31, 2018 increased $100,941 primarily due to the following:

•	a $93,752 decrease in cash paid to purchase investment properties;

•	a $7,687 increase in proceeds from the sales of investment properties; and

•	a $740 decrease in capital expenditures and tenant improvements;
partially offset by

•	a $1,238 increase in investment in developments in progress.
In 2018, we expect to generate cash flows from investing activities from targeted dispositions, which are expected to be used to (i) fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements, (ii) repay debt and (iii) complete targeted acquisitions.
Cash Flows from Financing Activities
Cash flows used in financing activities primarily consist of repayments of our unsecured revolving line of credit, distribution payments, principal payments on mortgages payable, debt prepayment costs and the purchase of U.S. Treasury securities in connection with the defeasance of mortgages payable, partially offset by proceeds from our unsecured revolving line of credit and the issuance of debt instruments. Net cash flows used in financing activities during the three months ended March 31, 2018 increased $147,241 primarily due to the following:

•	a $402,000 decrease in net proceeds from our unsecured revolving line of credit; and

•	a $200,000 decrease in proceeds from the issuance of unsecured term loans related to the funding of the Term Loan Due 2023 in January 2017;
partially offset by

•	the $439,403 purchase of U.S. Treasury securities in connection with defeasance of the IW JV portfolio of mortgages payable during the three months ended March 31, 2017;

•	an $8,800 decrease in principal payments on mortgages payable;

•
a $5,273 decrease in distributions paid as a result of a decrease in common shares outstanding due to the repurchase of common shares through our share repurchase program during 2017 and the redemption of our 7.00% Series A cumulative preferred stock in December 2017; and

•	a $1,310 decrease in debt prepayment fees.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the three months ended March 31, 2018, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Policies and Estimates
Our 2017 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the three months ended March 31, 2018, there were no significant changes to these policies except for the policies related to the derecognition of nonfinancial assets and in substance nonfinancial assets, including real estate, and the recognition of the related gain on sale of investment properties as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets, as of January 1, 2018 as described in Note 2 – Summary of Significant Accounting Policies and Note 4 – Dispositions in the accompanying condensed consolidated financial statements.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to March 31, 2018, we:

•
entered into our fifth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000. In conjunction with the execution of the amended and restated credit agreement, we repaid the unsecured term loan due 2018 under the Unsecured Credit Facility that had an outstanding balance of $100,000 as of March 31, 2018. See Note 8 to the accompanying condensed consolidated financial statements for further details;

•
closed on the disposition of CVS Pharmacy – Lawton, OK, a 10,900 square foot single-user retail operating property located in Lawton, Oklahoma, for a sales price of $1,600 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges; and

•
declared the cash dividend for the second quarter of 2018 of $0.165625 per share on our outstanding Class A common stock, which will be paid on July 10, 2018 to Class A common shareholders of record at the close of business on June 26, 2018.

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
As of March 31, 2018, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of March 31, 2018 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Asset
Fixed rate portion of Unsecured Credit Facility	$250,000	January 5, 2021	$2,838
Term Loan Due 2023	200,000	November 22, 2018	1,002
	$450,000		$3,840
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of March 31, 2018 for the remainder of 2018, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical decrease in our derivative asset of approximately $7,700.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $4,801 lower than the fair value as of March 31, 2018.
We had $191,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 3.23% as of March 31, 2018. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of March 31, 2018, interest expense would increase by approximately $1,910 on an annualized basis.
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
Based on management’s evaluation as of March 31, 2018, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2018 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table summarizes the number of shares of Class A common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of common stock and restricted shares for the specified periods and amounts outstanding under our common stock repurchase program.

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1, 2018 to January 31, 2018	19	$13.01	—	$264,057
February 1, 2018 to February 28, 2018	75	$12.07	—	$264,057
March 1, 2018 to March 31, 2018	18	$11.94	—	$264,057
Total	112	$12.21	—	$264,057

(a)
As disclosed on the Forms 8-K dated December 15, 2015 and December 14, 2017, represents the amount outstanding under our $500,000 common stock repurchase program, which has no scheduled expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Separation Agreement and General Release, dated March 14, 2018, by and between the Registrant and Paula C. Maggio (filed herewith).
10.2
Fifth Amended and Restated Credit Agreement dated as of April 23, 2018, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent, Wells Fargo Securities, LLC and KeyBanc Capital Markets Inc. as Joint Book Managers, Wells Fargo Bank, National Association as Syndication Agent, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc., U.S. Bank National Association, PNC Capital Markets LLC, Capital One, National Association and Regions Capital Markets as Co-Lead Arrangers, each of U.S. Bank National Association, PNC Capital Markets LLC, Regions Bank, Capital One, National Association, Bank of America, N.A., Citibank, N.A., The Bank of Nova Scotia, TD Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Documentation Agents, and certain lenders from time to time parties hereto, as Lenders (filed herewith).

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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three-Month Periods Ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Equity for the Three-Month Periods Ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer
(Principal Executive Officer)
Date:	May 2, 2018

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	May 2, 2018