Form 10-Q
period 2018-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2018-08-01
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of July 27, 2018:
Class A common stock:    219,550,397 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	June 30, 2018	December 31, 2017
Assets
Investment properties:
Land	$1,041,593	$1,066,705
Building and other improvements	3,570,680	3,686,200
Developments in progress	21,300	33,022
	4,633,573	4,785,927
Less accumulated depreciation	(1,246,096)	(1,215,990)
Net investment properties	3,387,477	3,569,937
Cash and cash equivalents	29,125	25,185
Accounts and notes receivable (net of allowances of $7,211 and $6,567, respectively)	71,745	71,678
Acquired lease intangible assets, net	109,054	122,646
Assets associated with investment properties held for sale	—	3,647
Other assets, net	73,990	125,171
Total assets	$3,671,391	$3,918,264

Liabilities and Equity
Liabilities:
Mortgages payable, net	$274,267	$287,068
Unsecured notes payable, net	696,055	695,748
Unsecured term loans, net	447,583	547,270
Unsecured revolving line of credit	126,000	216,000
Accounts payable and accrued expenses	62,168	82,698
Distributions payable	36,363	36,311
Acquired lease intangible liabilities, net	91,053	97,971
Other liabilities	66,313	69,498
Total liabilities	1,799,802	2,032,564

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 219,550 and 219,237 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	219	219
Additional paid-in capital	4,576,752	4,574,428
Accumulated distributions in excess of earnings	(2,710,081)	(2,690,021)
Accumulated other comprehensive income	4,699	1,074
Total equity	1,871,589	1,885,700
Total liabilities and equity	$3,671,391	$3,918,264

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$92,646	$106,017	$187,101	$215,991
Tenant recovery income	25,183	29,524	53,273	60,310
Other property income	1,335	1,798	3,632	4,731
Total revenues	119,164	137,339	244,006	281,032

Expenses
Operating expenses	19,384	21,004	39,639	42,868
Real estate taxes	17,701	21,487	38,169	43,366
Depreciation and amortization	43,710	52,325	88,938	105,799
Provision for impairment of investment properties	724	13,034	1,316	13,034
General and administrative expenses	10,274	10,370	22,769	21,583
Total expenses	91,793	118,220	190,831	226,650

Operating income	27,371	19,119	53,175	54,382

Interest expense	(16,817)	(21,435)	(35,582)	(106,967)
Other income, net	328	451	550	456
Income (loss) from continuing operations	10,882	(1,865)	18,143	(52,129)
Gain on sales of investment properties	—	116,628	34,519	157,792
Net income	10,882	114,763	52,662	105,663
Preferred stock dividends	—	(2,363)	—	(4,725)
Net income attributable to common shareholders	$10,882	$112,400	$52,662	$100,938

Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.05	$0.48	$0.24	$0.43

Net income	$10,882	$114,763	$52,662	$105,663
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments (Note 9)	859	(145)	3,613	487
Comprehensive income attributable to the Company	$11,741	$114,618	$56,275	$106,150

Weighted average number of common shares outstanding – basic	218,982	234,243	218,915	235,269

Weighted average number of common shares outstanding – diluted	219,410	234,818	219,406	235,842

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	5,400	$5	236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086
Net income	—	—	—	—	—	105,663	—	105,663
Other comprehensive income	—	—	—	—	—	—	487	487
Distributions declared to preferred shareholders ($0.875 per share)	—	—	—	—	—	(4,725)	—	(4,725)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	(77,553)	—	(77,553)
Issuance of restricted shares	—	—	285	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,549	—	—	3,549
Shares withheld for employee taxes	—	—	(88)	—	(1,333)	—	—	(1,333)
Balance as of June 30, 2017	5,400	$5	230,943	$231	$4,853,680	$(2,752,648)	$1,209	$2,102,477

Balance as of January 1, 2018	—	$—	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700
Cumulative effect of accounting change	—	—	—	—	—	(12)	12	—
Net income	—	—	—	—	—	52,662	—	52,662
Other comprehensive income	—	—	—	—	—	—	3,613	3,613
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	(72,710)	—	(72,710)
Issuance of common stock	—	—	59	—	—	—	—	—
Issuance of restricted shares	—	—	382	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(12)	—	3,729	—	—	3,729
Shares withheld for employee taxes	—	—	(116)	—	(1,405)	—	—	(1,405)
Balance as of June 30, 2018	—	$—	219,550	$219	$4,576,752	$(2,710,081)	$4,699	$1,871,589

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$52,662	$105,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,938	105,799
Provision for impairment of investment properties	1,316	13,034
Gain on sales of investment properties	(34,519)	(157,792)
Amortization of loan fees and debt premium and discount, net	1,780	5,871
Amortization of stock-based compensation	3,729	3,549
Premium paid in connection with defeasance of mortgages payable	—	59,968
Debt prepayment fees	974	4,545
Payment of leasing fees and inducements	(3,652)	(9,757)
Changes in accounts receivable, net	(1,520)	4,094
Changes in accounts payable and accrued expenses, net	(19,554)	(15,577)
Changes in other operating assets and liabilities, net	3,287	11,383
Other, net	(4,738)	(63)
Net cash provided by operating activities	88,703	130,717

Cash flows from investing activities:
Purchase of investment properties	—	(99,434)
Capital expenditures and tenant improvements	(32,961)	(31,629)
Proceeds from sales of investment properties	187,125	404,996
Investment in developments in progress	(6,933)	(8,612)
Net cash provided by investing activities	147,231	265,321

Cash flows from financing activities:
Principal payments on mortgages payable	(12,818)	(38,571)
Proceeds from unsecured term loans	—	200,000
Repayments of unsecured term loans	(100,000)	—
Proceeds from unsecured revolving line of credit	196,000	474,000
Repayments of unsecured revolving line of credit	(286,000)	(378,000)
Payment of loan fees and deposits	(5,393)	(10)
Debt prepayment fees	(974)	(4,545)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	—	(439,403)
Distributions paid	(72,658)	(83,182)
Shares repurchased through share repurchase program	—	(75,697)
Other, net	(1,405)	(1,333)
Net cash used in financing activities	(283,248)	(346,741)

Net (decrease) increase in cash, cash equivalents and restricted cash	(47,314)	49,297
Cash, cash equivalents and restricted cash, at beginning of period	86,335	82,349
Cash, cash equivalents and restricted cash, at end of period	$39,021	$131,646
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$34,179	$41,017
Distributions payable	$36,363	$38,318
Accrued capital expenditures and tenant improvements	$7,550	$6,089
Accrued leasing fees and inducements	$761	$840
Accrued redevelopment costs	$1,074	$1,019
Developments in progress placed in service	$9,355	$—
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$—	$439,403
Defeasance of mortgages payable	$—	$379,435

Purchase of investment properties (after credits at closing):
Net investment properties	$—	$(101,307)
Accounts receivable, acquired lease intangibles and other assets	—	(7,659)
Accounts payable, acquired lease intangibles and other liabilities	—	7,008
Deferred gain	—	2,524
	$—	$(99,434)

Proceeds from sales of investment properties:
Net investment properties	$148,448	$245,853
Accounts receivable, acquired lease intangibles and other assets	10,999	8,280
Accounts payable, acquired lease intangibles and other liabilities	(6,841)	(6,253)
Deferred gain	—	(676)
Gain on sales of investment properties	34,519	157,792
	$187,125	$404,996

Reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets to such amounts shown in the Company’s condensed consolidated statements of cash flows:

Cash and cash equivalents, at beginning of period	$25,185	$53,119
Restricted cash, at beginning of period (included in “Other assets, net”)	61,150	29,230
Total cash, cash equivalents and restricted cash, at beginning of period	$86,335	$82,349

Cash and cash equivalents, at end of period	$29,125	$28,003
Restricted cash, at end of period (included in “Other assets, net”)	9,896	103,643
Total cash, cash equivalents and restricted cash, at end of period	$39,021	$131,646

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
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of June 30, 2018, the Company owned 105 retail operating properties in the United States.
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
The Company’s property ownership as of June 30, 2018 is summarized below:

Property Count
Retail operating properties	105
Redevelopment projects:
Reisterstown Road Plaza	1
Circle East – redevelopment portion (a)	—
Carillon (b)	1
Total number of wholly-owned properties	107

(a)
This portion of the property was formerly known as Towson Circle and the operating portion, which was formerly known as Towson Square, is included within the property count for retail operating properties.

(b)	The Company has begun activities in anticipation of future redevelopment of this property, which was formerly known as Boulevard at the Capital Centre.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2017 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2018.
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
Recently Issued Accounting Pronouncements
In June 2018, the Securities and Exchange Commission issued a final rule, Inline XBRL Filing of Tagged Data, which will require the use of the Inline eXtensible Business Reporting Language (XBRL) format for the submission of operating company financial statement information. In addition, the final rule will eliminate the requirement for operating companies to post “Interactive Data Files” (i.e., machine-readable computer code that presents information in XBRL format) on their websites. Large accelerated filers

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

that prepare their financial statements in accordance with GAAP will be subject to Inline XBRL requirements beginning with the fiscal period ending on or after June 15, 2019. The Company expects to use Inline XBRL starting with its Form 10-Q for the quarter ending June 30, 2019.
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted. The pronouncement will require lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The guidance allows lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components, if certain requirements are met. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary.
Upon adoption, the Company will recognize a lease liability and an ROU asset for operating leases where it is the lessee, such as ground leases and office leases. The Company is in the process of evaluating the inputs required to calculate the amounts that will be recorded on its balance sheet for each lease. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. For leases where it is the lessor, the Company expects that accounting for lease components will be largely unchanged from existing GAAP and to elect the practical expedient to not separate non-lease components from lease components. Only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with the Company’s existing policies. The Company expects to adopt this new guidance on January 1, 2019 and apply the requirements as of that date. The Company will continue to evaluate the impact of this guidance until it becomes effective, but the Company does not expect the guidance regarding capitalization of leasing costs will have any effect on its condensed consolidated financial statements.
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
(3) ACQUISITIONS
The Company did not acquire any properties during the six months ended June 30, 2018.
The Company closed on the following acquisitions during the six months ended June 30, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade (a)	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Carillon – Fee Interest	Washington, D.C.	Fee interest (b)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II	Washington, D.C.	Additional phase of multi-tenant retail (c)	15,900	4,128
April 5, 2017	One Loudoun Downtown – Phase III	Washington, D.C.	Additional phase of multi-tenant retail (c)	9,800	2,193
May 16, 2017	One Loudoun Downtown – Phase IV	Washington, D.C.	Development rights (c)	—	3,500
				207,300	$99,821	(d)

(a)	This property was acquired through two consolidated VIEs and was used to facilitate an Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange).

(b)
The wholly-owned multi-tenant retail operating property formerly known as Boulevard at the Capital Centre, which is located in Largo, Maryland, was previously subject to an approximately 70 acre long-term ground lease with a third party. The Company completed a transaction whereby it received the fee interest in approximately 50 acres of the underlying land in exchange for which (i) the Company paid $1,939 and (ii) the term of the ground lease with respect to the remaining approximately 20 acres was shortened to nine months. The Company derecognized building and improvements of $11,347 related to the remaining ground lease, recognized the fair value of land

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

received of $15,200 and recorded a deferred gain of $2,524 as of June 30, 2017, which was recognized during the three months ended December 31, 2017 upon the expiration of the ground lease on approximately 20 acres. The total number of properties in the Company’s portfolio was not affected by this transaction.

(c)
The Company acquired three additional phases, including the development rights for an additional 123 residential units for a total of 408 units, at its One Loudoun Downtown multi-tenant retail operating property, which were accounted for as asset acquisitions. The total number of properties in the Company’s portfolio was not affected by these transactions.

(d)	Acquisition price does not include capitalized closing costs and adjustments totaling $2,334.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

Six Months Ended June 30, 2017
Land	$23,559
Building and other improvements, net	77,748
Acquired lease intangible assets (a)	7,343
Acquired lease intangible liabilities (b)	(5,477)
Other liabilities	(1,076)
Net assets acquired	$102,097

(a)	The weighted average amortization period for acquired lease intangible assets is six years for acquisitions completed during the six months ended June 30, 2017.

(b)	The weighted average amortization period for acquired lease intangible liabilities is 13 years for acquisitions completed during the six months ended June 30, 2017.
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
(4) DISPOSITIONS
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets on a modified retrospective basis. The dispositions completed during the six months ended June 30, 2018 were not considered to be contracts with customers as defined in ASU 2014-09, Revenue from Contracts with Customers, as they are not considered an output of the Company’s ordinary business activities. Rather, the dispositions follow the new guidance of ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. The adoption on a modified retrospective basis requires the guidance and related disclosure requirements of ASU 2017-05 to be followed for contracts related to the sale of investment properties completed during the six months ended June 30, 2018. Disclosures related to periods prior to January 1, 2018 for the sale of investment properties are not impacted by the adoption.

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
The Company closed on the following dispositions during the six months ended June 30, 2018:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 19, 2018	Crown Theater	Single-user retail	74,200	$6,900	$6,350	$2,952
February 15, 2018	Cranberry Square	Multi-tenant retail	195,200	23,500	23,163	10,174
March 7, 2018	Rite Aid Store (Eckerd)–Crossville, TN	Single-user retail	13,800	1,800	1,768	157
March 20, 2018	Home Depot Plaza (b)	Multi-tenant retail	135,600	16,250	15,873	—
March 21, 2018	Governor's Marketplace	Multi-tenant retail	243,100	23,500	20,993	7,429
March 28, 2018	Stony Creek I & Stony Creek II (c)	Multi-tenant retail	204,800	32,800	32,078	11,628
April 19, 2018	CVS Pharmacy – Lawton, OK	Single-user retail	10,900	1,600	1,596	—
May 31, 2018	Schaumburg Towers	Office	895,400	86,600	73,315	—
			1,773,000	$192,950	$175,136	$32,340

(a)
Aggregate proceeds are net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable, and exclude $169 of condemnation proceeds, which did not result in any additional gain recognition.

(b)	The Company repaid a $10,750 mortgage payable in conjunction with the disposition of the property.

(c)	The terms of the disposition of Stony Creek I and Stony Creek II were negotiated as a single transaction.
During the six months ended June 30, 2018, the Company also received net proceeds of $11,820 and recognized a gain of $2,179 in connection with the sale of air rights at the redevelopment portion of Circle East. The aggregate proceeds, net of closing costs, from the property dispositions and other transactions during the six months ended June 30, 2018 totaled $187,125, with aggregate gains of $34,519.
Subsequent to June 30, 2018, the Company closed on the first phase of the sale of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown, a multi-tenant retail operating property located in Ashburn, Virginia, for a sales price of $1,800. The sale of land will occur in three phases and will include the rights to develop a total of 30 residential units for a total sales price of $6,800.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company closed on the following dispositions during the six months ended June 30, 2017:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500	$332	$—
February 21, 2017	Shoppes at Park West	Multi-tenant retail	63,900	15,383	15,261	7,569
March 7, 2017	CVS Pharmacy – Sylacauga, AL (b)	Single-user retail	10,100	3,700	3,348	1,651
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC	Single-user retail	13,800	4,297	4,134	1,857
March 15, 2017	Century III Plaza – Home Depot (c)	Single-user parcel	131,900	17,519	17,344	4,487
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750	41,380	14,107
March 24, 2017	Northwood Crossing (b)	Multi-tenant retail	160,000	22,850	22,723	10,007
April 4, 2017	University Town Center (b)	Multi-tenant retail	57,500	14,700	14,590	9,128
April 4, 2017	Edgemont Town Center (b)	Multi-tenant retail	77,700	19,025	18,857	8,995
April 4, 2017	Phenix Crossing (b)	Multi-tenant retail	56,600	12,400	12,296	5,699
April 27, 2017	Brown’s Lane	Multi-tenant retail	74,700	10,575	10,318	3,408
May 9, 2017	Rite Aid Store (Eckerd) – Greer, SC	Single-user retail	13,800	3,050	2,961	830
May 9, 2017	Evans Town Centre	Multi-tenant retail	75,700	11,825	11,419	5,226
May 25, 2017	Red Bug Village	Multi-tenant retail	26,200	8,100	7,767	2,184
May 26, 2017	Wilton Square	Multi-tenant retail	438,100	49,300	48,503	19,630
May 30, 2017	Town Square Plaza	Multi-tenant retail	215,600	28,600	26,459	3,412
May 31, 2017	Cuyahoga Falls Market Center	Multi-tenant retail	76,400	11,500	11,101	1,300
June 5, 2017	Plaza Santa Fe II	Multi-tenant retail	224,200	35,220	33,506	16,136
June 6, 2017	Rite Aid Store (Eckerd) – Columbia, SC	Single-user retail	13,400	3,250	3,163	1,046
June 16, 2017	Fox Creek Village	Multi-tenant retail	107,500	24,825	24,415	12,470
June 29, 2017	Cottage Plaza	Multi-tenant retail	85,500	23,050	22,685	8,039
June 29, 2017	Magnolia Square	Multi-tenant retail	116,000	16,000	15,692	4,866
June 29, 2017	Cinemark Seven Bridges	Single-user retail	70,200	15,271	14,948	3,973
June 29, 2017	Low Country Village I & II (b)	Multi-tenant retail	139,900	22,075	21,639	10,286
			2,489,100	$414,765	$404,841	$156,306

(a)
Aggregate proceeds are net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable, and exclude $150 of condemnation proceeds, which did not result in any additional gain recognition.

(b)
As of June 30, 2017, the following disposition proceeds were temporarily restricted related to 1031 Exchanges and are included in “Other assets, net” in the accompanying condensed consolidated balance sheets:

Property Name	Proceeds Temporarily Restricted
CVS Pharmacy – Sylacauga, AL	$3,332
Northwood Crossing	22,719
University Town Center	14,595
Edgemont Town Center	18,885
Phenix Crossing	12,324
Low Country Village I & II	21,706
$93,561

(c)
The Company disposed of the Home Depot parcel at Century III Plaza, an existing 284,100 square foot multi-tenant retail operating property. The remaining portion of Century III Plaza was classified as held for sale as of June 30, 2017 and was sold on December 15, 2017.

During the six months ended June 30, 2017, the Company also received proceeds of $5 and recognized a gain of $1,486 as a result of the receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds, net of closing costs, from the property dispositions and other transactions during the six months ended June 30, 2017 totaled $404,996, with aggregate gains of $157,792.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

None of the dispositions completed during the six months ended June 30, 2018 and 2017 qualified for discontinued operations treatment and none are considered individually significant.
As of June 30, 2018, no properties qualified for held for sale accounting treatment. Crown Theater was classified as held for sale as of December 31, 2017 and was sold during the six months ended June 30, 2018.
The following table presents the assets and liabilities associated with the investment property classified as held for sale:

December 31, 2017
Assets
Land, building and other improvements	$2,791
Less accumulated depreciation	(27)
Net investment properties	2,764
Other assets	883
Assets associated with investment properties held for sale	$3,647

Liabilities
Other liabilities	$—
Liabilities associated with investment properties held for sale	$—
(5) EQUITY COMPENSATION PLANS
On May 24, 2018, the Company’s shareholders approved the Company’s Amended and Restated 2014 Long-Term Equity Compensation Plan (Amended 2014 Plan), which amends and restates the Company’s 2014 Long-Term Equity Compensation Plan. The Amended 2014 Plan, subject to certain conditions, authorizes the issuance of incentive and non-qualified stock options, restricted stock and restricted stock units, stock appreciation rights and other similar awards to the Company’s employees, non-employee directors, consultants and advisors in connection with compensation and incentive arrangements that may be established by the Company’s board of directors or executive management.
The following table summarizes the Company’s unvested restricted shares as of and for the six months ended June 30, 2018:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2018	496	$14.81
Shares granted (a)	382	$12.81
Shares vested	(345)	$14.64
Shares forfeited	(12)	$13.26
Balance as of June 30, 2018 (b)	521	$13.50

(a)	Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.

(b)	As of June 30, 2018, total unrecognized compensation expense related to unvested restricted shares was $3,984, which is expected to be amortized over a weighted average term of 1.4 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the six months ended June 30, 2018:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2018	555	$14.60
RSUs granted (a)	291	$14.36
Conversion of RSUs to common stock and restricted shares (b)	(141)	$14.10
RSUs ineligible for conversion	(56)	$15.36
RSUs eligible for future conversion as of June 30, 2018 (c)	649	$14.54

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)
Assumptions and inputs as of the grant dates included a weighted average risk-free interest rate of 2.04%, the Company’s historical common stock performance relative to the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index and the Company’s weighted average common stock dividend yield of 5.00%. Subject to continued employment, in 2021, following the performance period which concludes on December 31, 2020, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term.

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

(c)	As of June 30, 2018, total unrecognized compensation expense related to unvested RSUs was $5,683, which is expected to be amortized over a weighted average term of 2.7 years.
During the three months ended June 30, 2018 and 2017, the Company recorded compensation expense of $1,596 and $1,756, respectively, related to the amortization of unvested restricted shares and RSUs. During the six months ended June 30, 2018 and 2017, the Company recorded compensation expense of $3,729 and $3,549, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the six months ended June 30, 2018 is compensation expense of $330 related to the accelerated vesting of 23 restricted shares and remaining amortization related to the 29 RSUs that remain eligible for future conversion in conjunction with the departure of the Company’s former Executive Vice President, General Counsel and Secretary. The total fair value of restricted shares vested during the six months ended June 30, 2018 was $4,195.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of June 30, 2018, options to purchase 38 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2018 or 2017 and did not record any compensation expense related to stock options during the six months ended June 30, 2018 and 2017.
(6) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	June 30, 2018			December 31, 2017
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$274,420	5.00%	4.6	$287,238	4.99%	5.2
Premium, net of accumulated amortization	900			1,024
Discount, net of accumulated amortization	(558)			(579)
Capitalized loan fees, net of accumulated amortization	(495)			(615)
Mortgages payable, net	$274,267			$287,068

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 8.00% as of June 30, 2018 and December 31, 2017.
During the six months ended June 30, 2018, the Company repaid a $10,750 mortgage payable, which had a fixed interest rate of 4.82%, in conjunction with the disposition of the related property and made scheduled principal payments of $2,068 related to amortizing loans.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of June 30, 2018 for the remainder of 2018, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after June 30, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,098	$25,257	$3,923	$22,820	$157,216	$63,106	$274,420
Fixed rate term loans (b)	—	—	—	250,000	—	200,000	450,000
Unsecured notes payable (c)	—	—	—	100,000	—	600,000	700,000
Total fixed rate debt	2,098	25,257	3,923	372,820	157,216	863,106	1,424,420

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	126,000	—	126,000
Total debt (d)	$2,098	$25,257	$3,923	$372,820	$283,216	$863,106	$1,550,420

Weighted average interest rate on debt:
Fixed rate debt	5.09%	7.29%	4.62%	3.56%	5.00%	3.91%	4.00%
Variable rate debt (e)	—	—	—	—	3.14%	—	3.14%
Total	5.09%	7.29%	4.62%	3.56%	4.17%	3.91%	3.93%

(a)	Excludes mortgage premium of $900 and discount of $(558), net of accumulated amortization, as of June 30, 2018.

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

(c)	Excludes discount of $(793), net of accumulated amortization, as of June 30, 2018.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.3 years as of June 30, 2018. Total debt excludes capitalized loan fees of $(6,064), net of accumulated amortization, as of June 30, 2018, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of June 30, 2018.
The Company plans on addressing its debt maturities through a combination of cash flows generated from operations, working capital, capital markets transactions and its unsecured revolving line of credit.
(7) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		June 30, 2018		December 31, 2017
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
		700,000	4.19%	700,000	4.19%
Discount, net of accumulated amortization		(793)		(853)
Capitalized loan fees, net of accumulated amortization		(3,152)		(3,399)
	Total	$696,055		$695,748

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes Due 2026 and 2028
The note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) an unencumbered interest coverage ratio (as set forth in the Company’s unsecured credit facility and the note purchase agreement governing the Notes Due 2021 and 2024 described below); and (iv) a fixed charge coverage ratio (as set forth in the Company’s unsecured credit facility).
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
As of June 30, 2018, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.
(8) UNSECURED TERM LOANS AND REVOLVING LINE OF CREDIT
The following table summarizes the Company’s term loans and revolving line of credit:

		June 30, 2018		December 31, 2017
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.20%	$250,000	3.30%
Unsecured credit facility term loan due 2018 – variable rate	May 11, 2018	—	—%	100,000	2.93%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	2.96%	200,000	2.96%
Subtotal		450,000		550,000
Capitalized loan fees, net of accumulated amortization		(2,417)		(2,730)
Term loans, net		$447,583		$547,270

Unsecured credit facility revolving line of credit – variable rate (c)	April 22, 2022	$126,000	3.14%	$216,000	2.92%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of June 30, 2018, the leverage grid ranged from 1.20% to 1.70% and the applicable credit spread was 1.20%. As of December 31, 2017, the leverage grid ranged from 1.30% to 2.20% and the applicable credit spread was 1.30%.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of June 30, 2018 and December 31, 2017.

(c)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, the Company may elect to convert to an investment grade pricing grid. As of June 30, 2018, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.20% - 1.70%	N/A	0.90% - 1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2 six month	0.075%	1.05% - 1.50%	0.15% - 0.30%	0.825%-1.55%	0.125% - 0.30%
The Unsecured Credit Facility has a $500,000 accordion option that allows the Company, at its election, to increase the total Unsecured Credit Facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the Unsecured Credit Agreement and (ii) the Company’s ability to obtain additional lender commitments.
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
The Company previously had a $1,200,000 unsecured credit facility that consisted of the following: (i) a $750,000 unsecured revolving line of credit that bore interest at a rate of LIBOR plus a credit spread ranging from 1.35% to 2.25% and was scheduled to mature on January 5, 2020; (ii) a $250,000 unsecured term loan that bore interest at a rate of LIBOR plus a credit spread ranging from 1.30% to 2.20% and was scheduled to mature on January 5, 2021; and (iii) a $200,000 unsecured term loan that bore interest at a rate of LIBOR plus a credit spread ranging from 1.45% to 2.20% and was scheduled to mature on May 11, 2018. During the year ended December 31, 2017, the Company repaid $100,000 of the unsecured term loan due 2018 and in conjunction with the execution of the Unsecured Credit Agreement in 2018, the Company repaid the remaining $100,000 balance of the unsecured term loan due 2018.
Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of June 30, 2018, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Term Loan Due 2023:

Term Loan Due 2023	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan	11/22/2023	1.70% – 2.55%	1.50% – 2.45%
The Term Loan Due 2023 has a $100,000 accordion option that allows the Company, at its election, to increase the total unsecured term loan up to $300,000, subject to customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of June 30, 2018, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
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
As of June 30, 2018, the Company used five interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $1,690 will be reclassified as a decrease to interest expense. Prior to January 1, 2018, only the effective portion of changes in fair value of the derivatives that were designated and that qualified as cash flow hedges was recorded in “Accumulated other comprehensive income” and the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
The following table summarizes the Company’s interest rate swaps as of June 30, 2018, which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Maturity Date
January 3, 2017	$100,000	1.26%	November 22, 2018
January 3, 2017	$100,000	1.26%	November 22, 2018
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$50,000	2.00%	January 5, 2021
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Interest rate swaps	5	5	$450,000	$450,000
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other assets, net” in the condensed consolidated balance sheets. The valuation techniques used are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Interest rate swaps	$4,699	$1,086

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three and six months ended June 30, 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Gain Reclassified from AOCI into Income		Total Interest Expense Presented in the Results of Operations in which the Effects of Cash Flow Hedges are Recorded
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018		Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Interest rate swaps	$(1,138)	$(3,805)	Interest expense	$(279)	$(192)	$16,817	$35,582
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three and six months ended June 30, 2017:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss (Gain) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from AOCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017		Three Months Ended June 30, 2017	Six Months Ended June 30, 2017		Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Interest rate swaps	$59	$(413)	Interest expense	$(86)	$74	Other income, net	$5	$11
(10) EQUITY
In December 2015, the Company entered into an at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s unsecured revolving line of credit. The Company did not sell any shares under its ATM equity program during the six months ended June 30, 2018 and 2017. As of June 30, 2018, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. In December 2017, the Company’s board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company repurchased 6,024 shares at an average price per share of $12.55 for a total of $75,697. As of June 30, 2018, $264,057 remained available for repurchases under the common stock repurchase program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Numerator:
Income (loss) from continuing operations	$10,882		$(1,865)		$18,143		$(52,129)
Gain on sales of investment properties	—		116,628		34,519		157,792
Preferred stock dividends	—		(2,363)		—		(4,725)
Net income attributable to common shareholders	10,882		112,400		52,662		100,938
Earnings allocated to unvested restricted shares	(90)		(88)		(172)		(178)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$10,792		$112,312		$52,490		$100,760

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	218,982	(a)	234,243	(b)	218,915	(a)	235,269	(b)
Effect of dilutive securities:
Stock options	—	(c)	1	(c)	—	(c)	1	(c)
RSUs	428	(d)	574	(e)	491	(d)	572	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	219,410		234,818		219,406		235,842

(a)
Excludes 521 shares of unvested restricted common stock as of June 30, 2018, which equate to 529 and 551 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2018. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 556 shares of unvested restricted common stock as of June 30, 2017, which equate to 536 and 550 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2017. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 38 and 41 shares of common stock as of June 30, 2018 and 2017, respectively, at a weighted average exercise price of $18.85 and $19.25, respectively. Of these totals, outstanding options to purchase 32 and 35 shares of common stock as of June 30, 2018 and 2017, respectively, at a weighted average exercise price of $20.19 and $20.55, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of June 30, 2018, there were 649 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 649 and 667 RSUs, respectively, on a weighted average basis for the three and six months ended June 30, 2018. These contingently issuable shares are a component of calculating diluted EPS.

(e)
As of June 30, 2017, there were 644 RSUs eligible for future conversion upon completion of the performance periods, which equate to 644 and 641 RSUs, respectively, on a weighted average basis for the three and six months ended June 30, 2017. These contingently issuable shares are a component of calculating diluted EPS.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of June 30, 2018 and 2017, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Number of properties for which indicators of impairment were identified	2	7	(a)
Less: number of properties for which an impairment charge was recorded	—	2
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—	2
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	2	3

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (b)	38%	11%

(a)	Includes five properties which have subsequently been sold as of June 30, 2018.

(b)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the six months ended June 30, 2018:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Schaumburg Towers (a)	Office	Various	895,400	$1,116
CVS Pharmacy – Lawton, OK (b)	Single-user retail	March 31, 2018	10,900	200
				$1,316
	Estimated fair value of impaired properties as of impairment date			$76,871

(a)
The Company recorded an impairment charge on March 31, 2018 based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of March 31, 2018 and was sold on May 31, 2018, at which time additional impairment was recognized pursuant to the terms and conditions of an executed sales contract.

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

(a)
The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer. This property was classified as held for sale as of June 30, 2017 and was sold on December 15, 2017. The Home Depot parcel of Century III Plaza was sold on March 15, 2017.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$4,699	$4,699	$1,086	$1,086
Financial liabilities:
Mortgages payable, net	$274,267	$279,680	$287,068	$298,635
Unsecured notes payable, net	$696,055	$670,042	$695,748	$693,823
Unsecured term loans, net	$447,583	$455,242	$547,270	$552,555
Unsecured revolving line of credit	$126,000	$126,000	$216,000	$216,222
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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2018
Derivative asset	$—	$4,699	$—	$4,699

December 31, 2017
Derivative asset	$—	$1,086	$—	$1,086
Derivative asset:  The fair value of the derivative asset is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of June 30, 2018. The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2017, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the year ended December 31, 2017, except for those properties sold prior to December 31, 2017. Methods and assumptions used to estimate the fair value of these assets are described after the table.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2018
Mortgages payable, net	$—	$—	$279,680	$279,680
Unsecured notes payable, net	$234,853	$—	$435,189	$670,042
Unsecured term loans, net	$—	$—	$455,242	$455,242
Unsecured revolving line of credit	$—	$—	$126,000	$126,000

December 31, 2017
Mortgages payable, net	$—	$—	$298,635	$298,635
Unsecured notes payable, net	$243,183	$—	$450,640	$693,823
Unsecured term loans, net	$—	$—	$552,555	$552,555
Unsecured revolving line of credit	$—	$—	$216,222	$216,222
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.9% to 4.5% and 3.5% to 4.2% as of June 30, 2018 and December 31, 2017, respectively.
Unsecured notes payable, net: The quoted market price as of June 30, 2018 was used to value the Notes Due 2025. The Company estimates the fair value of its Notes Due 2021 and 2024 and Notes Due 2026 and 2028 by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used were 4.90% and 4.28% as of June 30, 2018 and December 31, 2017, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured term loans, net:  The Company estimates the fair value of its unsecured term loans, net by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rates used to discount the credit spreads were 1.20% and 1.33% as of June 30, 2018 and December 31, 2017, respectively.
Unsecured revolving line of credit:  The Company estimates the fair value of its unsecured revolving line of credit by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturity. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates used to discount the credit spreads were 1.05% and 1.30% as of June 30, 2018 and December 31, 2017, respectively.
There were no transfers between the levels of the fair value hierarchy during the six months ended June 30, 2018.
(14) COMMITMENTS AND CONTINGENCIES
As of June 30, 2018, the Company had a letter of credit outstanding in the amount of $143 which serves as collateral for certain capital improvements at one of its properties and reduces the available borrowings on its unsecured revolving line of credit.
As of June 30, 2018, the Company had active redevelopments at Reisterstown Road Plaza located in Baltimore, Maryland and Circle East located in Towson, Maryland. The Company estimates that it will incur net costs of approximately $9,500 to $10,500 related to the Reisterstown Road Plaza redevelopment and approximately $33,000 to $35,000 related to the Circle East redevelopment. As of June 30, 2018, the Company has incurred $8,690 related to Reisterstown Road Plaza and $7,180, net of proceeds of $11,820 from the sale of air rights, related to the redevelopment portion of Circle East.
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
(16) SUBSEQUENT EVENTS
Subsequent to June 30, 2018, the Company:

•
closed on the first phase of the sale of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown, a multi-tenant retail operating property located in Ashburn, Virginia, for a sales price of $1,800. The sale of land will occur in three phases and will include the rights to develop a total of 30 residential units for a total sales price of $6,800;

•
entered into a development joint venture agreement for the expansion of pads G and H at One Loudoun Downtown. The project encompasses the construction of 378 residential units and up to 80,000 square feet of commercial space. The joint venture facilitates the construction and management of the residential units and construction of a portion of the commercial space, which will be delivered to the Company once complete; and

•
declared the cash dividend for the third quarter of 2018 of $0.165625 per share on its outstanding Class A common stock, which will be paid on October 10, 2018 to Class A common shareholders of record at the close of business on September 25, 2018.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 23, 2018, the Executive Compensation Committee (the Committee) of the Company’s Board of Directors approved the adoption of the Senior Executive Cash Incentive Bonus Plan (Incentive Plan), which is the general plan under which the Company will award annual cash incentive compensation to its executive officers. Under the Incentive Plan, the Committee may select key executives to be eligible to receive cash bonuses based on the attainment of established corporate and/or individual performance goals, which will be measured at the end of each performance period. The Incentive Plan also allows for the establishment of additional bonus opportunities that are higher or lower than the target bonus opportunity and for discretionary bonus payments. Bonus payments under the Incentive Plan will be conditioned upon the executive’s continued employment through the payment date, unless otherwise provided or agreed upon. The Incentive Plan may be amended or terminated at any time.

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
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of June 30, 2018, we owned 105 retail operating properties in the United States representing 19,462,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our retail operating portfolio as of June 30, 2018:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail
Neighborhood and community centers	61	9,798	91.8%	93.4%
Power centers	26	5,512	92.0%	93.0%
Lifestyle centers and mixed-use properties	15	3,796	92.0%	94.0%
Total multi-tenant retail	102	19,106	91.9%	93.4%
Single-user retail	3	356	100.0%	100.0%
Total retail operating portfolio	105	19,462	92.0%	93.5%
Redevelopment projects:
Reisterstown Road Plaza	1
Circle East – redevelopment portion (b)	—
Carillon (c)	1
Total number of wholly-owned properties	107

(a)	Includes leases signed but not commenced.

(b)
This portion of the property was formerly known as Towson Circle and the operating portion, which was formerly known as Towson Square, is included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio.

(c)	We have begun activities in anticipation of future redevelopment of this property, which was formerly known as Boulevard at the Capital Centre.
During the six months ended June 30, 2018, we completed our portfolio transformation, the core objective of which was to become a prominent owner of multi-tenant retail properties primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. Moving forward, we are focused on growing the portfolio organically through accretive leasing activity and increasing density at our mixed-use redevelopments and expansion projects. Our active and near-term pipeline projects include Reisterstown Road Plaza, the redevelopment portion of Circle East and Carillon, as well as pad developments at Downtown Crown, Main Street Promenade and One Loudoun Downtown.

Company Highlights — Six Months Ended June 30, 2018
Acquisitions
We did not acquire any properties during the six months ended June 30, 2018. In total for 2018, we expect to invest approximately $25,000 to $75,000 on strategic acquisitions and repurchases of our common stock.
Dispositions
During the six months ended June 30, 2018, we continued to pursue dispositions of select non-target and single-user properties. Consideration from dispositions totaled $192,950 and included the sales of five multi-tenant retail operating properties aggregating 778,700 square feet for total consideration of $96,050, three single-user retail properties aggregating 98,900 square feet for total consideration of $10,300 and Schaumburg Towers, an 895,400 square foot office complex, for consideration of $86,600.
The following table summarizes our dispositions during the six months ended June 30, 2018:

Date	Property Name	Property Type	Square Footage	Consideration
January 19, 2018	Crown Theater	Single-user retail	74,200	$6,900
February 15, 2018	Cranberry Square	Multi-tenant retail	195,200	23,500
March 7, 2018	Rite Aid Store (Eckerd) – Crossville, TN	Single-user retail	13,800	1,800
March 20, 2018	Home Depot Plaza	Multi-tenant retail	135,600	16,250
March 21, 2018	Governor's Marketplace	Multi-tenant retail	243,100	23,500
March 28, 2018	Stony Creek I & Stony Creek II	Multi-tenant retail	204,800	32,800
April 19, 2018	CVS Pharmacy – Lawton, OK	Single-user retail	10,900	1,600
May 31, 2018	Schaumburg Towers	Office	895,400	86,600
			1,773,000	$192,950
In addition to the property dispositions listed above, during the six months ended June 30, 2018, we received consideration of $11,970 in connection with the sale of air rights at the redevelopment portion of Circle East.
Subsequent to June 30, 2018, we closed on the first phase of the sale of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown, a multi-tenant retail operating property located in Ashburn, Virginia, for a sales price of $1,800. The sale of land will occur in three phases and will include the rights to develop a total of 30 residential units for a total sales price of $6,800. In total for 2018, we expect targeted dispositions to be approximately $200,000.

Market Summary
The following table summarizes our retail operating portfolio by market as of June 30, 2018:

Property Type/Market	Number of Properties	Annualized Base Rent (ABR) (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$82,147	24.4%	$22.33	3,938	20.6%	93.4%	94.0%
New York	9	35,447	10.5%	28.49	1,292	6.8%	96.3%	96.8%
Washington, D.C.	8	34,746	10.3%	27.48	1,384	7.2%	91.4%	95.2%
Chicago	8	28,884	8.6%	23.28	1,358	7.1%	91.4%	92.8%
Seattle	8	21,156	6.3%	15.59	1,477	7.7%	91.9%	92.7%
Atlanta	9	18,603	5.5%	13.70	1,513	7.9%	89.7%	92.3%
Houston	9	15,167	4.5%	14.69	1,141	6.0%	90.5%	92.7%
Baltimore	4	13,365	4.0%	17.28	865	4.5%	89.4%	90.1%
San Antonio	3	12,558	3.7%	17.55	721	3.8%	99.2%	100.0%
Phoenix	3	10,051	3.0%	17.48	632	3.3%	91.0%	93.4%
Los Angeles	1	5,284	1.6%	28.24	255	1.3%	73.4%	73.4%
Riverside	1	4,607	1.4%	15.76	292	1.5%	100.0%	100.0%
St. Louis	1	4,110	1.2%	9.62	453	2.4%	94.3%	94.3%
Charlotte	1	2,885	0.9%	13.76	320	1.7%	65.6%	75.3%
Tampa	1	2,379	0.7%	19.52	126	0.7%	97.0%	97.0%
Subtotal	85	291,389	86.6%	20.13	15,767	82.5%	91.8%	93.3%

Non-Top 25 MSAs (b)	17	45,236	13.4%	14.69	3,339	17.5%	92.2%	93.9%

Total Multi-Tenant Retail	102	336,625	100.0%	19.18	19,106	100.0%	91.9%	93.4%

Single-User Retail	3	8,950		25.19	356		100.0%	100.0%

Total Retail Operating Portfolio (c)	105	$345,575		$19.29	19,462		92.0%	93.5%

(a)
Excludes $11,282 of multi-tenant retail ABR and 1,123 square feet of multi-tenant retail GLA attributable to (i) Reisterstown Road Plaza, which is in active redevelopment, (ii) the redevelopment portion of Circle East, which is in active redevelopment and (iii) Carillon, where we have begun activities in anticipation of future redevelopment, which are located in the Washington, D.C. and Baltimore metropolitan statistical areas (MSAs). Including these amounts, 87.0% of our multi-tenant retail ABR and 83.5% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs and Non-Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)	Excludes 15 residential units.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the six months ended June 30, 2018. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	171	1,050	$21.78	$20.68	5.3%	4.4	$1.50
Comparable New Leases	18	88	$22.12	$20.08	10.2%	7.7	$32.70
Non-Comparable New and Renewal Leases (b)	36	188	$18.83	N/A	N/A	7.6	$47.44
Total	225	1,326	$21.80	$20.63	5.7%	5.0	$10.07

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

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
Capital Markets
During the six months ended June 30, 2018, we:

•
entered into our fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000, consisting of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan (collectively, the Unsecured Credit Facility);

•	repaid the remaining $100,000 of our unsecured term loan due 2018 in conjunction with the execution of the Unsecured Credit Agreement;

•	repaid $90,000, net of borrowings, on our unsecured revolving line of credit; and

•	repaid a $10,750 mortgage payable in conjunction with the disposition of the related property and made scheduled principal payments of $2,068 related to amortizing loans.
Distributions
We declared quarterly distributions totaling $0.33125 per share of common stock during the six months ended June 30, 2018.
Results of Operations
Comparison of Results for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Change
Revenues
Rental income	$92,646	$106,017	$(13,371)
Tenant recovery income	25,183	29,524	(4,341)
Other property income	1,335	1,798	(463)
Total revenues	119,164	137,339	(18,175)

Expenses
Operating expenses	19,384	21,004	(1,620)
Real estate taxes	17,701	21,487	(3,786)
Depreciation and amortization	43,710	52,325	(8,615)
Provision for impairment of investment properties	724	13,034	(12,310)
General and administrative expenses	10,274	10,370	(96)
Total expenses	91,793	118,220	(26,427)

Operating income	27,371	19,119	8,252

Interest expense	(16,817)	(21,435)	4,618
Other income, net	328	451	(123)
Income (loss) from continuing operations	10,882	(1,865)	12,747
Gain on sales of investment properties	—	116,628	(116,628)
Net income	10,882	114,763	(103,881)
Preferred stock dividends	—	(2,363)	2,363
Net income attributable to common shareholders	$10,882	$112,400	$(101,518)
We owned 132 retail operating properties and one office property as of June 30, 2017, which decreased to 105 retail operating properties as of June 30, 2018 as a result of the completion of our portfolio transformation during the three months ended June 30, 2018.

Net income attributable to common shareholders decreased $101,518 from $112,400 for the three months ended June 30, 2017 to $10,882 for the three months ended June 30, 2018 primarily as a result of the following:

•
a $116,628 decrease in gain on sales of investment properties related to the sales of two investment properties, representing approximately 906,300 square feet of GLA, during the three months ended June 30, 2018 compared to the sales of 17 investment properties, representing approximately 1,869,000 square feet of GLA, during the three months ended June 30, 2017; and

•
a $13,371 decrease in rental income primarily consisting of a $15,500 decrease in base rent, which resulted from the operating properties sold during 2017 and 2018 along with our redevelopments, partially offset by an increase from the operating properties acquired during 2017 and growth from our same store portfolio;

partially offset by

•
a $12,310 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $724 and $13,034 for the three months ended June 30, 2018 and 2017, respectively;

•	an $8,615 decrease in depreciation and amortization primarily due to the investment properties sold during 2017; and

•	a $4,618 decrease in interest expense primarily consisting of:

•
a $2,261 prepayment penalty incurred during the three months ended June 30, 2017 related to the repayment of a mortgage payable. No such prepayment penalty was incurred during the three months ended June 30, 2018;

•	a $1,352 decrease in interest on mortgages payable due to a reduction in mortgage debt; and

•	a $1,048 decrease in term loan interest due to the repayment of a $100,000 variable-rate term loan in April 2018.
Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than lease termination fee expense, straight-line ground rent expense (non-cash) and amortization of acquired ground lease intangibles (non-cash). NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Operating income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.
Same store portfolio
For the three and six months ended June 30, 2018, our same store portfolio consisted of 102 retail operating properties acquired or placed in service and stabilized prior to January 1, 2017. The number of properties in our same store portfolio decreased to 102 as of June 30, 2018 from 103 as of March 31, 2018 as a result of the following:

•	the removal of one same store investment property sold during the three months ended June 30, 2018.
The sale of Schaumburg Towers on May 31, 2018 did not impact the number of same store investment properties as it was not previously included in our same store portfolio.

The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired after December 31, 2016;

•	Reisterstown Road Plaza, which is in active redevelopment;

•	the redevelopment portion of Circle East, which is in active redevelopment;

•	Carillon, where we have begun activities in anticipation of future redevelopment;

•	properties that were sold or held for sale in 2017 and 2018, including Schaumburg Towers; and

•	the net income from our wholly-owned captive insurance company.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
Net income attributable to common shareholders	$10,882	$112,400	$(101,518)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	—	2,363	(2,363)
Gain on sales of investment properties	—	(116,628)	116,628
Depreciation and amortization	43,710	52,325	(8,615)
Provision for impairment of investment properties	724	13,034	(12,310)
General and administrative expenses	10,274	10,370	(96)
Interest expense	16,817	21,435	(4,618)
Straight-line rental income, net	(1,401)	(919)	(482)
Amortization of acquired above and below market lease intangibles, net	(2,354)	(549)	(1,805)
Amortization of lease inducements	246	259	(13)
Lease termination fees, net	1,692	(510)	2,202
Straight-line ground rent expense	579	677	(98)
Amortization of acquired ground lease intangibles	(140)	(140)	—
Other income, net	(328)	(451)	123
NOI	80,701	93,666	(12,965)
NOI from Other Investment Properties	(4,452)	(18,241)	13,789
Same Store NOI	$76,249	$75,425	$824

	Three Months Ended June 30,
	2018	2017	Change
Same Store NOI:
Base rent	$82,405	$81,656	$749
Percentage and specialty rent	725	558	167
Tenant recovery income	23,946	23,629	317
Other property operating income	1,101	949	152
	108,177	106,792	1,385

Property operating expenses	14,747	14,880	(133)
Bad debt expense, net	258	(140)	398
Real estate taxes	16,923	16,627	296
	31,928	31,367	561

Same Store NOI	$76,249	$75,425	$824
Same Store NOI increased $824, or 1.1%, primarily due to an increase of $749 in base rent primarily as a result of increases in the following: $670 from contractual rent changes and $417 from re-leasing spreads, partially offset by $251 from higher rent abatements.

Comparison of Results for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Change
Revenues
Rental income	$187,101	$215,991	$(28,890)
Tenant recovery income	53,273	60,310	(7,037)
Other property income	3,632	4,731	(1,099)
Total revenues	244,006	281,032	(37,026)

Expenses
Operating expenses	39,639	42,868	(3,229)
Real estate taxes	38,169	43,366	(5,197)
Depreciation and amortization	88,938	105,799	(16,861)
Provision for impairment of investment properties	1,316	13,034	(11,718)
General and administrative expenses	22,769	21,583	1,186
Total expenses	190,831	226,650	(35,819)

Operating income	53,175	54,382	(1,207)

Interest expense	(35,582)	(106,967)	71,385
Other income, net	550	456	94
Income (loss) from continuing operations	18,143	(52,129)	70,272
Gain on sales of investment properties	34,519	157,792	(123,273)
Net income	52,662	105,663	(53,001)
Preferred stock dividends	—	(4,725)	4,725
Net income attributable to common shareholders	$52,662	$100,938	$(48,276)
We owned 132 retail operating properties and one office property as of June 30, 2017, which decreased to 105 retail operating properties as of June 30, 2018 as a result of the completion of our portfolio transformation during the six months ended June 30, 2018.
Net income attributable to common shareholders decreased $48,276 from $100,938 for the six months ended June 30, 2017 to $52,662 for the six months ended June 30, 2018 primarily as a result of the following:

•
a $123,273 decrease in gain on sales of investment properties related to the sales of nine investment properties, representing approximately 1,773,000 square feet of GLA, and the sale of air rights at the redevelopment portion of Circle East during the six months ended June 30, 2018 compared to the sales of 23 investment properties and a single-user parcel at an existing multi-tenant retail operating property, representing approximately 2,489,100 square feet of GLA, during the six months ended June 30, 2017; and

•
a $28,890 decrease in rental income primarily consisting of a $32,576 decrease in base rent, which resulted from the operating properties sold during 2017 and 2018 along with our redevelopments, partially offset by an increase from the operating properties acquired during 2017 and growth from our same store portfolio;

partially offset by

•	a $71,385 decrease in interest expense primarily consisting of:

•
a $63,539 decrease in prepayment penalties and defeasance premiums and a $4,078 decrease in capitalized loan fee write-offs primarily related to the defeasance of the IW JV portfolio of mortgages payable during the six months ended June 30, 2017, which resulted in a defeasance premium and associated fees totaling $60,198 and the write-off of $4,003 of capitalized loan fees; and

•	a $2,778 decrease in interest on mortgages payable due to a reduction in mortgage debt;

•	a $16,861 decrease in depreciation and amortization primarily due to the investment properties sold during 2017; and

•
an $11,718 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $1,316 and $13,034 for the six months ended June 30, 2018 and 2017, respectively.

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Net income attributable to common shareholders	$52,662	$100,938	$(48,276)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	—	4,725	(4,725)
Gain on sales of investment properties	(34,519)	(157,792)	123,273
Depreciation and amortization	88,938	105,799	(16,861)
Provision for impairment of investment properties	1,316	13,034	(11,718)
General and administrative expenses	22,769	21,583	1,186
Interest expense	35,582	106,967	(71,385)
Straight-line rental income, net	(3,880)	(1,260)	(2,620)
Amortization of acquired above and below market lease intangibles, net	(3,208)	(1,280)	(1,928)
Amortization of lease inducements	487	582	(95)
Lease termination fees, net	673	(2,122)	2,795
Straight-line ground rent expense	1,245	1,363	(118)
Amortization of acquired ground lease intangibles	(280)	(280)	—
Other income, net	(550)	(456)	(94)
NOI	161,235	191,801	(30,566)
NOI from Other Investment Properties	(8,264)	(40,787)	32,523
Same Store NOI	$152,971	$151,014	$1,957

	Six Months Ended June 30,
	2018	2017	Change
Same Store NOI:
Base rent	$164,539	$162,913	$1,626
Percentage and specialty rent	1,820	1,965	(145)
Tenant recovery income	50,095	48,090	2,005
Other property operating income	2,230	1,896	334
	218,684	214,864	3,820

Property operating expenses	30,074	30,084	(10)
Bad debt expense	756	516	240
Real estate taxes	34,883	33,250	1,633
	65,713	63,850	1,863

Same Store NOI	$152,971	$151,014	$1,957
Same Store NOI increased $1,957, or 1.3%, primarily due to the following:

•	base rent increased $1,626 primarily due to an increase of $1,183 from contractual rent changes and $840 from re-leasing spreads, partially offset by $403 from higher rent abatements; and

•
property operating expenses and real estate taxes, net of tenant recovery income, decreased $382 primarily due to decreases in certain non-recoverable property operating expenses, partially offset by higher net recoverable property operating expenses and real estate taxes, a lower net positive impact from the common area maintenance reconciliation process and lower net real estate tax refunds in 2018.

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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$10,882	$112,400	$52,662	$100,938
Depreciation and amortization of depreciable real estate	43,415	51,911	88,365	104,990
Provision for impairment of investment properties	724	13,034	1,316	13,034
Gain on sales of depreciable investment properties	—	(116,628)	(32,340)	(157,792)
FFO attributable to common shareholders	$55,021	$60,717	$110,003	$61,170

FFO attributable to common shareholders per common share outstanding – diluted	$0.25	$0.26	$0.50	$0.26

FFO attributable to common shareholders	$55,021	$60,717	$110,003	$61,170
Impact on earnings from the early extinguishment of debt, net	24	2,312	1,052	68,669
Provision for hedge ineffectiveness	—	5	—	11
Gain on sale of non-depreciable investment property	—	—	(2,179)	—
Impact on earnings from executive separation (a)	—	—	1,737	—
Other (b)	16	(149)	223	(19)
Operating FFO attributable to common shareholders	$55,061	$62,885	$110,836	$129,831

Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.25	$0.27	$0.51	$0.55

(a)	Reflected as an increase to “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

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
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We have funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of June 30, 2018, we had $2,098 of principal amortization due through the end of 2018, which we plan on satisfying through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of June 30, 2018:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$274,420	5.00%	Various	4.6 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	3.0 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	6.0 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	6.7 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	8.3 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	10.5 years
Total unsecured notes payable (a)	700,000	4.19%		6.8 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (b)	250,000	3.20%	January 5, 2021	2.5 years
Revolving line of credit – variable rate	126,000	3.14%	April 22, 2022 (c)	3.8 years
Total unsecured credit facility (a)	376,000	3.18%		3.0 years

Term Loan Due 2023 – fixed rate (a) (d)	200,000	2.96%	November 22, 2023	5.4 years

Total consolidated indebtedness	$1,550,420	3.93%		5.3 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $900, discount of $(558) and capitalized loan fees of $(495), net of accumulated amortization, as of June 30, 2018. Unsecured notes payable excludes discount of $(793) and capitalized loan fees of $(3,152), net of accumulated amortization, as of June 30, 2018. Term loans exclude capitalized loan fees of $(2,417), net of accumulated amortization, as of June 30, 2018. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Reflects $250,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of June 30, 2018.

(c)
We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid ranging from 1.70% to 2.55% through November 22, 2018. The applicable credit spread was 1.70% as of June 30, 2018.

Mortgages Payable
During the six months ended June 30, 2018, we repaid a $10,750 mortgage payable, which had a fixed interest rate of 4.82%, in conjunction with the disposition of the related property and made scheduled principal payments of $2,068 related to amortizing loans.
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
The note purchase agreement governing the Notes Due 2026 and 2028 contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) an unencumbered interest coverage ratio (as set forth in our unsecured credit facility and the note purchase agreement governing the Notes Due 2021 and 2024 described below); and (iv) a fixed charge coverage ratio (as set forth in our unsecured credit facility).
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
As of June 30, 2018, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.

Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, we may elect to convert to an investment grade pricing grid. As of June 30, 2018, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.20% - 1.70%	N/A	0.90% - 1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2 six month	0.075%	1.05% - 1.50%	0.15% - 0.30%	0.825%-1.55%	0.125% - 0.30%
The Unsecured Credit Facility has a $500,000 accordion option that allows us, at our election, to increase the total Unsecured Credit Facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the Unsecured Credit Agreement and (ii) our ability to obtain additional lender commitments.
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
As of June 30, 2018, we had a letter of credit outstanding in the amount of $143 which serves as collateral for certain capital improvements at one of our properties and reduces the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of June 30, 2018, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Term Loan Due 2023:

Term Loan Due 2023	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan	11/22/2023	1.70% – 2.55%	1.50% – 2.45%
The Term Loan Due 2023 has a $100,000 accordion option that allows us, at our election, to increase the total unsecured term loan up to $300,000, subject to customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement.
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of June 30, 2018, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of June 30, 2018 for the remainder of 2018, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of June 30, 2018. The table does not reflect the impact of any debt activity that occurred after June 30, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,098	$25,257	$3,923	$22,820	$157,216	$63,106	$274,420	$279,680
Fixed rate term loans (b)	—	—	—	250,000	—	200,000	450,000	455,242
Unsecured notes payable (c)	—	—	—	100,000	—	600,000	700,000	670,042
Total fixed rate debt	2,098	25,257	3,923	372,820	157,216	863,106	1,424,420	1,404,964

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	126,000	—	126,000	126,000
Total debt (d)	$2,098	$25,257	$3,923	$372,820	$283,216	$863,106	$1,550,420	$1,530,964

Weighted average interest rate on debt:
Fixed rate debt	5.09%	7.29%	4.62%	3.56%	5.00%	3.91%	4.00%
Variable rate debt (e)	—	—	—	—	3.14%	—	3.14%
Total	5.09%	7.29%	4.62%	3.56%	4.17%	3.91%	3.93%

(a)	Excludes mortgage premium of $900 and discount of $(558), net of accumulated amortization, as of June 30, 2018.

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

(c)	Excludes discount of $(793), net of accumulated amortization, as of June 30, 2018.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.3 years as of June 30, 2018. Total debt excludes capitalized loan fees of $(6,064), net of accumulated amortization, as of June 30, 2018, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of June 30, 2018.
We plan on addressing our debt maturities through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
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

In December 2015, we entered into an at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our unsecured revolving line of credit. We did not sell any shares under our ATM equity program during the six months ended June 30, 2018. As of June 30, 2018, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. In December 2017, our board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the six months ended June 30, 2018. As of June 30, 2018, $264,057 remained available for repurchases under the common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, can be met with cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
We began redevelopment activities at Reisterstown Road Plaza and Circle East in 2016. We have invested a total of approximately $16,000 in these projects, which is net of proceeds of approximately $12,000 from the sale of air rights at the redevelopment portion of Circle East. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $27,000 to $30,000 of additional funds to complete these projects. In addition, we plan to begin the first phase of the redevelopment at Carillon in 2018.
We capitalized internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements of $366 and $757 during the three and six months ended June 30, 2018, respectively, and $306 and $676 during the three and six months ended June 30, 2017, respectively. In addition, we capitalized internal leasing incentives of $133 and $168 during the three and six months ended June 30, 2018, respectively, and $92 and $189 during the three and six months ended June 30, 2017, respectively, all of which were incremental to signed leases.
We capitalized $542 and $987 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2018, respectively, including, among other costs, $247 and $437 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $77 and $250 of interest, respectively. We capitalized $434 and $785 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2017, respectively, including, among other costs, $129 and $237 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $88 and $166 of interest, respectively.
Dispositions
The following table highlights our property dispositions during 2017 and the six months ended June 30, 2018 pursuant to our portfolio transformation strategy of disposing of select non-target and single-user properties:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2018 Dispositions (through June 30, 2018)	9	1,773,000	$192,950	$175,136	$10,750
2017 Dispositions	47	5,810,700	$917,808	$896,301	$27,353	(c)

(a)
2018 dispositions include the disposition of Crown Theater, which was classified as held for sale as of December 31, 2017. 2017 dispositions include the dispositions of CVS Pharmacy – Sylacauga, AL and Century III Plaza, including the Home Depot parcel, both of which were classified as held for sale as of December 31, 2016.

(b)
Represents total consideration net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable. 2017 dispositions include proceeds of $54,087, which were temporarily restricted related to potential Internal Revenue Code Section 1031 tax-deferred exchanges as of December 31, 2017.

(c)	Excludes $214,505 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the year ended December 31, 2017.
In addition to the transactions presented in the preceding table, during the six months ended June 30, 2018, we received (i) net proceeds of $11,820 in connection with the sale of air rights at the redevelopment portion of Circle East and (ii) proceeds of $169 from a condemnation award. During the year ended December 31, 2017, we also received net proceeds of $155 from other transactions, including escrow funds related to a property disposition and a condemnation award.
Acquisitions
We did not acquire any properties during the six months ended June 30, 2018. The following table highlights our asset acquisitions during 2017:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2017 Acquisitions (a)	10	443,800	$202,915	$—

(a)
2017 acquisitions include the purchase of the following: 1) the fee interest in our Carillon multi-tenant retail property which was previously subject to a ground lease with a third party, 2) the remaining five phases under contract, including the development rights for additional residential units, at our One Loudoun Downtown multi-tenant retail operating property that was acquired in phases as the seller completed construction on stand-alone buildings at the property and 3) a multi-tenant retail outparcel located at our Southlake Town Square multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

Summary of Cash Flows

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$88,703	$130,717	$(42,014)
Net cash provided by investing activities	147,231	265,321	(118,090)
Net cash used in financing activities	(283,248)	(346,741)	63,493
(Decrease) increase in cash, cash equivalents and restricted cash	(47,314)	49,297	(96,611)
Cash, cash equivalents and restricted cash, at beginning of period	86,335	82,349
Cash, cash equivalents and restricted cash, at end of period	$39,021	$131,646
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gain on sales of investment properties. Net cash provided by operating activities during the six months ended June 30, 2018 decreased $42,014 primarily due to the following:

•
a $30,566 decrease in NOI, consisting of a decrease in NOI from properties that were sold or held for sale in 2017 and 2018 and other properties not included in our same store portfolio of $32,523, partially offset by an increase in Same Store NOI of $1,957; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $6,105 decrease in cash paid for leasing fees and inducements;

•	a $3,267 decrease in cash paid for interest, excluding debt prepayment fees; and

•	an $1,873 decrease in cash bonuses paid.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress. Net cash flows from investing activities during the six months ended June 30, 2018 decreased $118,090 primarily due to the following:

•	a $217,871 decrease in proceeds from the sales of investment properties; and

•	a $1,332 increase in capital expenditures and tenant improvements;
partially offset by

•	a $99,434 decrease in cash paid to purchase investment properties; and

•	a $1,679 decrease in investment in developments in progress.
In 2018, we expect to (i) fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements and (ii) complete targeted acquisitions, including repurchases of our common stock, through cash flows generated from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows used in financing activities primarily consist of repayments of our unsecured revolving line of credit and unsecured term loans, distribution payments, principal payments on mortgages payable, debt prepayment costs, payment of loan fees and deposits, shares repurchased through our share repurchase program and the purchase of U.S. Treasury securities in connection with the defeasance of mortgages payable, partially offset by proceeds from our unsecured revolving line of credit and the issuance of debt instruments. Net cash flows used in financing activities during the six months ended June 30, 2018 decreased $63,493 primarily due to the following:

•	the $439,403 purchase of U.S. Treasury securities in connection with defeasance of the IW JV portfolio of mortgages payable during the six months ended June 30, 2017;

•	a $75,697 decrease in cash paid to repurchase common shares through our common share repurchase program;

•	a $25,753 decrease in principal payments on mortgages payable;

•
a $10,524 decrease in distributions paid as a result of a decrease in common shares outstanding due to the repurchase of common shares through our share repurchase program during 2017 and the redemption of our 7.00% Series A cumulative preferred stock in December 2017; and

•	a $3,571 decrease in debt prepayment fees;
partially offset by

•	a $200,000 decrease in proceeds from the issuance of unsecured term loans related to the funding of the Term Loan Due 2023 in January 2017;

•	a $186,000 decrease in net proceeds from our unsecured revolving line of credit;

•	the $100,000 repayment of our unsecured term loan due 2018 during the six months ended June 30, 2018; and

•	a $5,383 increase in the payment of loan fees and deposits.
We plan to continue to address our debt maturities through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the six months ended June 30, 2018, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies and Estimates
Our 2017 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the six months ended June 30, 2018, there were no significant changes to these policies except for the policies related to the derecognition of nonfinancial assets and in substance nonfinancial assets, including real estate, and the recognition of the related gain on sale of investment properties as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets, as of January 1, 2018 as described in Note 2 – Summary of Significant Accounting Policies and Note 4 – Dispositions in the accompanying condensed consolidated financial statements.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to June 30, 2018, we:

•
closed on the first phase of the sale of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown, a multi-tenant retail operating property located in Ashburn, Virginia, for a sales price of $1,800. The sale of land will occur in three phases and will include the rights to develop a total of 30 residential units for a total sales price of $6,800;

•
entered into a development joint venture agreement for the expansion of pads G and H at One Loudoun Downtown. The project encompasses the construction of 378 residential units and up to 80,000 square feet of commercial space. The joint venture facilitates the construction and management of the residential units and construction of a portion of the commercial space, which will be delivered to us once complete; and

•
declared the cash dividend for the third quarter of 2018 of $0.165625 per share on our outstanding Class A common stock, which will be paid on October 10, 2018 to Class A common shareholders of record at the close of business on September 25, 2018.

On July 23, 2018, the Executive Compensation Committee (the Committee) of our Board of Directors approved the adoption of the Senior Executive Cash Incentive Bonus Plan (Incentive Plan), which is the general plan under which we will award annual cash incentive compensation to our executive officers. Under the Incentive Plan, the Committee may select key executives to be eligible to receive cash bonuses based on the attainment of established corporate and/or individual performance goals, which will be measured at the end of each performance period. The Incentive Plan also allows for the establishment of additional bonus opportunities that are higher or lower than the target bonus opportunity and for discretionary bonus payments. Bonus payments under the Incentive Plan will be conditioned upon the executive’s continued employment through the payment date, unless otherwise provided or agreed upon. The Incentive Plan may be amended or terminated at any time.

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
As of June 30, 2018, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of June 30, 2018 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Asset
Fixed rate portion of Unsecured Credit Facility	$250,000	January 5, 2021	$3,974
Term Loan Due 2023	200,000	November 22, 2018	725
	$450,000		$4,699
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of June 30, 2018 for the remainder of 2018, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical decrease in our derivative asset of approximately $6,555.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $12,941 higher than the fair value as of June 30, 2018.
We had $126,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt, with an interest rate based upon LIBOR of 3.14% as of June 30, 2018. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of June 30, 2018, interest expense would increase by approximately $1,260 on an annualized basis.
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
Based on management’s evaluation as of June 30, 2018, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended June 30, 2018 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
April 1, 2018 to April 30, 2018	—	$—	—	$264,057
May 1, 2018 to May 31, 2018	4	$11.46	—	$264,057
June 1, 2018 to June 30, 2018	—	$—	—	$264,057
Total	4	$11.46	—	$264,057

(a)
As disclosed on the Forms 8-K dated December 15, 2015 and December 14, 2017, represents the amount outstanding under our $500,000 common stock repurchase program, which has no scheduled expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On July 30, 2018, we entered into a retention agreement with Ms. Julie M. Swinehart, who was appointed to serve as our Executive Vice President, Chief Financial Officer and Treasurer in February 2018.
The term of Ms. Swinehart’s retention agreement is for three years beginning on July 30, 2018, with automatic two-year renewals thereafter unless written notice of termination is provided by either party. The term will also be automatically extended if a change in control, as defined in the agreement, occurs before the end of the then current term.
Provided Ms. Swinehart enters into a general release of claims for our benefit, the retention agreement provides for the following payments and benefits in connection with the termination of her employment by us without cause or termination by her for good reason: (1) cash payment equal to an agreed upon multiple (as described below) times the sum of (i) Ms. Swinehart’s annual base salary at the rate then in effect and (ii) an amount equal to the greater of (A) the dollar amount of Ms. Swinehart’s target annual cash bonus opportunity, or (B) the actual annual cash bonus earned for the most recent completed year for which an annual cash bonus had been determined; (2) cash payment of (i) any unpaid annual cash bonus earned for the prior year and (ii) a pro-rata annual cash bonus for the year in which the termination occurs; (3) acceleration of vesting of unvested equity awards that are only subject to time-based vesting conditions; (4) retention of outstanding equity awards granted on or after the date the retention agreement was entered into that remain subject to performance-based vesting conditions, with the earning of such awards to be based on achievement of the original performance-based vesting conditions in the same manner as if such termination had not occurred; provided that the portion of each such equity awards that is earned will be prorated based on the portion of the performance period that elapsed through the date of termination unless such termination occurred in connection with a change in control; and (5) healthcare continuation premiums for specified periods. The multiple to be used to determine the cash payment described above is one and a half times if the termination does not occur in connection with or within two years after a change in control. If the termination occurs in connection with or within two years after a change in control, the multiple will be two times.
Ms. Swinehart’s retention agreement also provides that upon a change in control, the achievement of the performance-based vesting conditions of any outstanding equity awards granted on or after the date the retention agreement was entered into that remain subject to such vesting conditions will be measured based on performance through the day prior to the date of the change in control using performance metrics that have been prorated, to the extent applicable, to reflect the shortened performance period. Vesting conditions for these awards that are based on continued employment will continue to apply unless accelerated due to a termination of employment or otherwise. Furthermore, Ms. Swinehart’s retention agreement also provides that upon a termination as a result of death or disability, her outstanding unvested equity awards will generally be treated in the same manner as they would in the event of a termination by us without cause or termination by her for good reason.
The foregoing summary is qualified in its entirety by reference to the copy of the retention agreement, which is filed with this report as Exhibit 10.5 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Fifth Amended and Restated Credit Agreement dated as of April 23, 2018, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent, Wells Fargo Securities, LLC and KeyBanc Capital Markets Inc. as Joint Book Managers, Wells Fargo Bank, National Association as Syndication Agent, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc., U.S. Bank National Association, PNC Capital Markets LLC, Capital One, National Association and Regions Capital Markets as Co-Lead Arrangers, each of U.S. Bank National Association, PNC Capital Markets LLC, Regions Bank, Capital One, National Association, Bank of America, N.A., Citibank, N.A., The Bank of Nova Scotia, TD Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Documentation Agents, and certain lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and filed on May 2, 2018).

10.2
Retail Properties of America, Inc. Amended and Restated 2014 Long-Term Equity Compensation Plan (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 6, 2018).

10.3	Retail Properties of America, Inc. Senior Executive Cash Incentive Bonus Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2018).
10.4
First Amendment to Term Loan Agreement, dated as of May 17, 2018, by and among the Registrant as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (filed herewith).

10.5	Retention Agreement dated July 30, 2018 by and between the Registrant and Julie M. Swinehart (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three-Month Periods and Six-Month Periods Ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Equity for the Six-Month Periods Ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	August 1, 2018

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	August 1, 2018