Form 10-Q
period 2018-09-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2018-10-31
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of October 26, 2018:
Class A common stock:    215,457,346 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	September 30, 2018	December 31, 2017
Assets
Investment properties:
Land	$1,041,251	$1,066,705
Building and other improvements	3,588,653	3,686,200
Developments in progress	23,106	33,022
	4,653,010	4,785,927
Less accumulated depreciation	(1,281,367)	(1,215,990)
Net investment properties	3,371,643	3,569,937
Cash and cash equivalents	29,702	25,185
Accounts and notes receivable (net of allowances of $7,723 and $6,567, respectively)	74,623	71,678
Acquired lease intangible assets, net	103,386	122,646
Assets associated with investment properties held for sale	—	3,647
Other assets, net	78,102	125,171
Total assets	$3,657,456	$3,918,264

Liabilities and Equity
Liabilities:
Mortgages payable, net	$206,104	$287,068
Unsecured notes payable, net	696,209	695,748
Unsecured term loans, net	447,750	547,270
Unsecured revolving line of credit	209,000	216,000
Accounts payable and accrued expenses	76,794	82,698
Distributions payable	36,312	36,311
Acquired lease intangible liabilities, net	89,351	97,971
Other liabilities	76,557	69,498
Total liabilities	1,838,077	2,032,564

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 217,852 and 219,237 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	218	219
Additional paid-in capital	4,547,158	4,574,428
Accumulated distributions in excess of earnings	(2,733,559)	(2,690,021)
Accumulated other comprehensive income	5,562	1,074
Total equity	1,819,379	1,885,700
Total liabilities and equity	$3,657,456	$3,918,264

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$90,975	$100,977	$278,076	$316,968
Tenant recovery income	26,817	28,024	80,090	88,334
Other property income	1,345	1,518	4,977	6,249
Total revenues	119,137	130,519	363,143	411,551

Expenses
Operating expenses	17,596	19,572	57,235	62,440
Real estate taxes	18,037	21,863	56,206	65,229
Depreciation and amortization	43,169	51,469	132,107	157,268
Provision for impairment of investment properties	—	45,822	1,316	58,856
General and administrative expenses	9,160	7,785	31,929	29,368
Total expenses	87,962	146,511	278,793	373,161

Operating income (loss)	31,175	(15,992)	84,350	38,390

Interest expense	(21,336)	(21,110)	(56,918)	(128,077)
Other income (expense), net	303	(76)	853	380
Income (loss) from continuing operations	10,142	(37,178)	28,285	(89,307)
Gain on sales of investment properties	2,692	73,082	37,211	230,874
Net income	12,834	35,904	65,496	141,567
Preferred stock dividends	—	(2,362)	—	(7,087)
Net income attributable to common shareholders	$12,834	$33,542	$65,496	$134,480

Earnings per common share – basic
Net income per common share attributable to common shareholders	$0.06	$0.15	$0.30	$0.58
Earnings per common share – diluted
Net income per common share attributable to common shareholders	$0.06	$0.15	$0.30	$0.57

Net income	$12,834	$35,904	$65,496	$141,567
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments (Note 9)	863	(323)	4,476	164
Comprehensive income attributable to the Company	$13,697	$35,581	$69,972	$141,731

Weighted average number of common shares outstanding – basic	218,808	229,508	218,879	233,348

Weighted average number of common shares outstanding – diluted	219,021	230,104	219,277	233,949

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	5,400	$5	236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086
Net income	—	—	—	—	—	141,567	—	141,567
Other comprehensive income	—	—	—	—	—	—	164	164
Distributions declared to preferred shareholders ($1.3125 per share)	—	—	—	—	—	(7,087)	—	(7,087)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	(115,306)	—	(115,306)
Shares repurchased through share repurchase program	—	—	(9,433)	(10)	(125,579)	—	—	(125,589)
Issuance of restricted shares	—	—	285	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(34)	—	4,483	—	—	4,483
Shares withheld for employee taxes	—	—	(92)	—	(1,380)	—	—	(1,380)
Balance as of September 30, 2017	5,400	$5	227,496	$227	$4,804,679	$(2,756,859)	$886	$2,048,938

Balance as of January 1, 2018	—	$—	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700
Cumulative effect of accounting change	—	—	—	—	—	(12)	12	—
Net income	—	—	—	—	—	65,496	—	65,496
Other comprehensive income	—	—	—	—	—	—	4,476	4,476
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	(109,022)	—	(109,022)
Issuance of common stock	—	—	59	—	—	—	—	—
Shares repurchased through share repurchase program	—	—	(1,698)	(1)	(31,193)	—	—	(31,194)
Issuance of restricted shares	—	—	382	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(12)	—	5,328	—	—	5,328
Shares withheld for employee taxes	—	—	(116)	—	(1,405)	—	—	(1,405)
Balance as of September 30, 2018	—	$—	217,852	$218	$4,547,158	$(2,733,559)	$5,562	$1,819,379

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$65,496	$141,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,107	157,268
Provision for impairment of investment properties	1,316	58,856
Gain on sales of investment properties	(37,211)	(230,874)
Amortization of loan fees and debt premium and discount, net	2,636	6,748
Amortization of stock-based compensation	5,328	4,483
Premium paid in connection with defeasance of mortgages payable	—	59,968
Debt prepayment fees	5,791	7,543
Payment of leasing fees and inducements	(6,064)	(13,540)
Changes in accounts receivable, net	(4,384)	851
Changes in accounts payable and accrued expenses, net	(8,344)	(5,433)
Changes in other operating assets and liabilities, net	(28)	3,231
Other, net	(4,935)	(1,452)
Net cash provided by operating activities	151,708	189,216

Cash flows from investing activities:
Purchase of investment properties	—	(146,710)
Capital expenditures and tenant improvements	(51,259)	(52,565)
Proceeds from sales of investment properties	190,321	627,673
Investment in developments in progress	(9,337)	(11,160)
Net cash provided by investing activities	129,725	417,238

Cash flows from financing activities:
Principal payments on mortgages payable	(81,036)	(98,028)
Proceeds from unsecured term loans	—	200,000
Repayments of unsecured term loans	(100,000)	(100,000)
Proceeds from unsecured revolving line of credit	315,000	664,000
Repayments of unsecured revolving line of credit	(322,000)	(563,000)
Payment of loan fees and deposits	(5,398)	(10)
Debt prepayment fees	(5,791)	(7,543)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	—	(439,403)
Distributions paid	(109,021)	(121,470)
Shares repurchased through share repurchase program	(20,681)	(120,402)
Other, net	(1,405)	(1,380)
Net cash used in financing activities	(330,332)	(587,236)

Net (decrease) increase in cash, cash equivalents and restricted cash	(48,899)	19,218
Cash, cash equivalents and restricted cash, at beginning of period	86,335	82,349
Cash, cash equivalents and restricted cash, at end of period	$37,436	$101,567
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$54,554	$61,360
Distributions payable	$36,312	$40,145
Accrued share repurchase through share repurchase program	$10,513	$5,187
Accrued capital expenditures and tenant improvements	$10,631	$5,601
Accrued leasing fees and inducements	$1,305	$493
Accrued redevelopment costs	$511	$1,300
Developments in progress placed in service	$9,389	$—
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$—	$439,403
Defeasance of mortgages payable	$—	$379,435

Purchase of investment properties (after credits at closing):
Net investment properties	$—	$(147,234)
Accounts receivable, acquired lease intangibles and other assets	—	(11,366)
Accounts payable, acquired lease intangibles and other liabilities	—	9,366
Deferred gain	—	2,524
	$—	$(146,710)

Proceeds from sales of investment properties:
Net investment properties	$148,952	$395,282
Accounts receivable, acquired lease intangibles and other assets	10,999	12,315
Accounts payable, acquired lease intangibles and other liabilities	(6,841)	(9,312)
Deferred gain	—	(1,486)
Gain on sales of investment properties	37,211	230,874
	$190,321	$627,673

Reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets to such amounts shown in the Company’s condensed consolidated statements of cash flows:

Cash and cash equivalents, at beginning of period	$25,185	$53,119
Restricted cash, at beginning of period (included in “Other assets, net”)	61,150	29,230
Total cash, cash equivalents and restricted cash, at beginning of period	$86,335	$82,349

Cash and cash equivalents, at end of period	$29,702	$29,652
Restricted cash, at end of period (included in “Other assets, net”)	7,734	71,915
Total cash, cash equivalents and restricted cash, at end of period	$37,436	$101,567

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
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of September 30, 2018, the Company owned 105 retail operating properties in the United States.
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
The Company’s property ownership as of September 30, 2018 is summarized below:

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2017 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2018.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases. This new guidance is effective January 1, 2019, with early adoption permitted. The pronouncement will require lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

underlying asset to not recognize lease liabilities and lease assets. The guidance allows lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components if certain requirements are met but requires lessors to recognize real estate tax expense and recovery income for tenants that self-pay real estate taxes. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary, and provides a package of three practical expedients whereby companies will not be required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating vs. capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients).
Upon adoption, the Company will recognize a lease liability and an ROU asset for operating leases where it is the lessee, such as ground leases and office leases. The Company is in the process of evaluating the inputs required to calculate the amounts that will be recorded on its balance sheet for each lease. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. For leases where it is the lessor, the Company expects that accounting for lease components will be largely unchanged from existing GAAP and to elect the practical expedient to not separate non-lease components from lease components. The Company also expects to record real estate tax expense and tenant recovery income, as well as real estate tax payables and recovery receivables, for tenants that pay real estate taxes directly to the taxing authorities. This will gross-up the Company’s statement of operations and balance sheet but will have no net impact on the Company’s net income attributable to common shareholders and no impact to its cash flows. Only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with the Company’s existing policies. The Company expects to adopt this new guidance on January 1, 2019, apply the requirements as of that date and elect the Package of Three Practical Expedients. The Company will continue to evaluate the impact of this guidance until it becomes effective, but the Company does not expect the guidance regarding capitalization of leasing costs will have any effect on its condensed consolidated financial statements.
In June 2018, the SEC issued a final rule, Inline XBRL Filing of Tagged Data, which will require the use of the Inline eXtensible Business Reporting Language (XBRL) format for the submission of operating company financial statement information. In addition, the final rule will eliminate the requirement for operating companies to post “Interactive Data Files” (i.e., machine-readable computer code that presents information in XBRL format) on their websites. Large accelerated filers that prepare their financial statements in accordance with GAAP will be subject to Inline XBRL requirements beginning with the fiscal period ending on or after June 15, 2019. The Company expects to use Inline XBRL starting with its Form 10-Q for the quarter ending June 30, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019, and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. During the three months ended September 30, 2018, the FASB issued a proposed ASU, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which, if adopted, would clarify that receivables arising from operating leases are not within the scope of this new guidance. Generally, the pronouncement requires a modified retrospective method of adoption. The Company will continue to evaluate the impact of this guidance until it becomes effective.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and provides new, and in some cases eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities will now be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, the Company has removed the discussion of its valuation processes for Level 3 fair value measurements in this Form 10-Q for the quarter ended September 30, 2018. No other disclosures were removed as the Company did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The Company expects to adopt the new disclosures on a prospective basis as of January 1, 2020.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) ACQUISITIONS
The Company did not acquire any properties during the nine months ended September 30, 2018. The Company closed on the following acquisitions during the nine months ended September 30, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade (a)	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Carillon – Fee Interest	Washington, D.C.	Fee interest (b)	—	2,000
February 24, 2017	One Loudoun Downtown–Phase II	Washington, D.C.	Additional phase of multi-tenant retail (c)	15,900	4,128
April 5, 2017	One Loudoun Downtown–Phase III	Washington, D.C.	Additional phase of multi-tenant retail (c)	9,800	2,193
May 16, 2017	One Loudoun Downtown–Phase IV	Washington, D.C.	Development rights (c)	—	3,500
July 6, 2017	New Hyde Park Shopping Center	New York	Multi-tenant retail	32,300	22,075
August 8, 2017	One Loudoun Downtown–Phase V	Washington, D.C.	Additional phase of multi-tenant retail (c)	17,700	5,167
August 8, 2017	One Loudoun Downtown–Phase VI	Washington, D.C.	Additional phase of multi-tenant retail (c)	74,100	20,523
				331,400	$147,586	(d)

(a)	This property was acquired through two consolidated VIEs and was used to facilitate an Internal Revenue Code Section 1031 tax-deferred exchange (1031 Exchange).

(b)
The wholly-owned multi-tenant retail operating property formerly known as Boulevard at the Capital Centre, which is located in Largo, Maryland, was previously subject to an approximately 70 acre long-term ground lease with a third party. The Company completed a transaction whereby it received the fee interest in approximately 50 acres of the underlying land in exchange for which (i) the Company paid $1,939 and (ii) the term of the ground lease with respect to the remaining approximately 20 acres was shortened to nine months. The Company derecognized building and improvements of $11,347 related to the remaining ground lease, recognized the fair value of land received of $15,200 and recorded a deferred gain of $2,524 as of September 30, 2017, which was recognized during the three months ended December 31, 2017 upon the expiration of the ground lease on approximately 20 acres. The total number of properties in the Company’s portfolio was not affected by this transaction.

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
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

Nine Months Ended September 30, 2017
Land	$38,833
Building and other improvements, net	108,401
Acquired lease intangible assets (a)	11,139
Acquired lease intangible liabilities (b)	(7,521)
Other liabilities	(1,076)
Net assets acquired	$149,776

(a)	The weighted average amortization period for acquired lease intangible assets is seven years for acquisitions completed during the nine months ended September 30, 2017.

(b)	The weighted average amortization period for acquired lease intangible liabilities is 13 years for acquisitions completed during the nine months ended September 30, 2017.
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
(4) DISPOSITIONS
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets on a modified retrospective basis. The dispositions completed during the nine months ended September 30, 2018 were not considered to be contracts with customers as defined in ASU 2014-09, Revenue from Contracts with Customers, as they are not considered an output of the Company’s ordinary business activities. Rather, the dispositions follow the new guidance of ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. The adoption on a modified retrospective basis requires the guidance and related disclosure requirements of ASU 2017-05 to be followed for contracts related to the sale of investment properties completed during the nine months ended September 30, 2018. Disclosures related to periods prior to January 1, 2018 for the sale of investment properties are not impacted by the adoption.
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
The Company closed on the following dispositions during the nine months ended September 30, 2018:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 19, 2018	Crown Theater	Single-user retail	74,200	$6,900	$6,350	$2,952
February 15, 2018	Cranberry Square	Multi-tenant retail	195,200	23,500	23,163	10,174
March 7, 2018	Rite Aid Store (Eckerd)–Crossville, TN	Single-user retail	13,800	1,800	1,768	157
March 20, 2018	Home Depot Plaza (b)	Multi-tenant retail	135,600	16,250	15,873	—
March 21, 2018	Governor's Marketplace (c)	Multi-tenant retail	243,100	23,500	22,400	8,836
March 28, 2018	Stony Creek I & Stony Creek II (d)	Multi-tenant retail	204,800	32,800	32,078	11,628
April 19, 2018	CVS Pharmacy – Lawton, OK	Single-user retail	10,900	1,600	1,596	—
May 31, 2018	Schaumburg Towers	Office	895,400	86,600	73,315	—
			1,773,000	$192,950	$176,543	$33,747

(a)
Aggregate proceeds are net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable, and exclude $169 of condemnation proceeds, which did not result in any additional gain recognition.

(b)	The Company repaid a $10,750 mortgage payable in conjunction with the disposition of the property.

(c)
The Company recorded an additional gain on sale of $1,407 during the three months ended September 30, 2018 upon satisfaction of performance obligations associated with escrow agreements executed upon disposition of the property.

(d)	The terms of the disposition of Stony Creek I and Stony Creek II were negotiated as a single transaction.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2018, the Company also received net proceeds of $11,820 and recognized a gain of $2,179 in connection with the sale of air rights at the redevelopment portion of Circle East. In addition, the Company received net proceeds of $1,789 and recognized a gain of $1,285 in connection with the first phase of the sale of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown, a multi-tenant retail operating property located in Ashburn, Virginia. The aggregate proceeds from the property dispositions and other transactions during the nine months ended September 30, 2018 totaled $190,321, with aggregate gains of $37,211.
The Company closed on the following dispositions during the nine months ended September 30, 2017:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 27, 2017	Rite Aid Store (Eckerd), Culver Rd. – Rochester, NY	Single-user retail	10,900	$500	$332	$—
February 21, 2017	Shoppes at Park West	Multi-tenant retail	63,900	15,383	15,261	7,569
March 7, 2017	CVS Pharmacy – Sylacauga, AL	Single-user retail	10,100	3,700	3,348	1,651
March 8, 2017	Rite Aid Store (Eckerd) – Kill Devil Hills, NC	Single-user retail	13,800	4,297	4,134	1,857
March 15, 2017	Century III Plaza – Home Depot (b)	Single-user parcel	131,900	17,519	17,344	4,487
March 16, 2017	Village Shoppes at Gainesville	Multi-tenant retail	229,500	41,750	41,380	14,107
March 24, 2017	Northwood Crossing	Multi-tenant retail	160,000	22,850	22,723	10,007
April 4, 2017	University Town Center	Multi-tenant retail	57,500	14,700	14,590	9,128
April 4, 2017	Edgemont Town Center	Multi-tenant retail	77,700	19,025	18,857	8,995
April 4, 2017	Phenix Crossing (c)	Multi-tenant retail	56,600	12,400	12,296	5,699
April 27, 2017	Brown’s Lane	Multi-tenant retail	74,700	10,575	10,318	3,408
May 9, 2017	Rite Aid Store (Eckerd) – Greer, SC	Single-user retail	13,800	3,050	2,961	830
May 9, 2017	Evans Town Centre	Multi-tenant retail	75,700	11,825	11,419	5,226
May 25, 2017	Red Bug Village	Multi-tenant retail	26,200	8,100	7,767	2,184
May 26, 2017	Wilton Square	Multi-tenant retail	438,100	49,300	48,503	19,630
May 30, 2017	Town Square Plaza	Multi-tenant retail	215,600	28,600	26,459	3,412
May 31, 2017	Cuyahoga Falls Market Center	Multi-tenant retail	76,400	11,500	11,101	1,300
June 5, 2017	Plaza Santa Fe II	Multi-tenant retail	224,200	35,220	33,506	16,946
June 6, 2017	Rite Aid Store (Eckerd) – Columbia, SC	Single-user retail	13,400	3,250	3,163	1,046
June 16, 2017	Fox Creek Village	Multi-tenant retail	107,500	24,825	24,415	12,470
June 29, 2017	Cottage Plaza	Multi-tenant retail	85,500	23,050	22,685	8,039
June 29, 2017	Magnolia Square	Multi-tenant retail	116,000	16,000	15,692	4,866
June 29, 2017	Cinemark Seven Bridges	Single-user retail	70,200	15,271	14,948	3,973
June 29, 2017	Low Country Village I & II	Multi-tenant retail	139,900	22,075	21,639	10,286
July 20, 2017	Boulevard Plaza	Multi-tenant retail	111,100	14,300	13,913	846
July 26, 2017	Irmo Station (c)	Multi-tenant retail	99,400	16,027	15,596	7,236
July 27, 2017	Hickory Ridge	Multi-tenant retail	380,600	44,020	43,701	18,535
August 4, 2017	Lakepointe Towne Center	Multi-tenant retail	196,600	10,500	10,179	—
August 14, 2017	The Columns	Multi-tenant retail	173,400	21,750	21,313	5,073
August 25, 2017	Holliday Towne Center	Multi-tenant retail	83,100	11,750	11,413	2,633
August 25, 2017	Northwoods Center (c)	Multi-tenant retail	96,000	24,250	23,246	10,889
September 14, 2017	The Orchard	Multi-tenant retail	165,800	20,000	19,663	5,022
September 21, 2017	Lake Mary Pointe	Multi-tenant retail	51,100	5,100	4,838	534
September 22, 2017	West Town Market (c)	Multi-tenant retail	67,900	14,250	13,804	8,074
September 29, 2017	Dorman Centre I & II	Multi-tenant retail	388,300	46,000	45,011	13,430
			4,302,400	$642,712	$627,518	$229,388

(a)
Aggregate proceeds are net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable, and exclude $150 of condemnation proceeds, which did not result in any additional gain recognition.

(b)
The Company disposed of the Home Depot parcel at Century III Plaza, an existing 284,100 square foot multi-tenant retail operating property. The remaining portion of Century III Plaza was classified as held for sale as of September 30, 2017 and was sold on December 15, 2017.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(c)
As of September 30, 2017, the following disposition proceeds were temporarily restricted related to 1031 Exchanges and are included as restricted cash within “Other assets, net” in the accompanying condensed consolidated balance sheets:

Property Name	Proceeds Temporarily Restricted
Phenix Crossing	$12,324
Irmo Station	15,643
Northwoods Center	23,255
West Town Market	13,864
$65,086
During the nine months ended September 30, 2017, the Company also received proceeds of $5 and recognized a gain of $1,486 as a result of the receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016. The aggregate proceeds from the property dispositions and other transactions during the nine months ended September 30, 2017 totaled $627,673, with aggregate gains of $230,874.
None of the dispositions completed during the nine months ended September 30, 2018 and 2017 qualified for discontinued operations treatment and none are considered individually significant.
As of September 30, 2018, no properties qualified for held for sale accounting treatment. Crown Theater was classified as held for sale as of December 31, 2017 and was sold during the nine months ended September 30, 2018.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unvested restricted shares as of and for the nine months ended September 30, 2018:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2018	496	$14.81
Shares granted (a)	382	$12.81
Shares vested	(345)	$14.64
Shares forfeited	(12)	$13.26
Balance as of September 30, 2018 (b)	521	$13.50

(a)	Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.

(b)	As of September 30, 2018, total unrecognized compensation expense related to unvested restricted shares was $3,003, which is expected to be amortized over a weighted average term of 1.2 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the nine months ended September 30, 2018:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2018	555	$14.60
RSUs granted (a)	291	$14.36
Conversion of RSUs to common stock and restricted shares (b)	(141)	$14.10
RSUs ineligible for conversion	(56)	$15.36
RSUs eligible for future conversion as of September 30, 2018 (c)	649	$14.54

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

(c)	As of September 30, 2018, total unrecognized compensation expense related to unvested RSUs was $5,066, which is expected to be amortized over a weighted average term of 2.5 years.
During the three months ended September 30, 2018 and 2017, the Company recorded compensation expense of $1,599 and $934, respectively, related to the amortization of unvested restricted shares and RSUs. During the nine months ended September 30, 2018 and 2017, the Company recorded compensation expense of $5,328 and $4,483, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the nine months ended September 30, 2018 is compensation expense of $330 related to the accelerated vesting of 23 restricted shares and remaining amortization related to the 29 RSUs that remain eligible for future conversion in conjunction with the departure of the Company’s former Executive Vice President, General Counsel and Secretary. Included within the amortization of stock-based compensation expense recorded during the three and nine months ended September 30, 2017 is the reversal of $830 of previously recognized compensation expense related to the forfeiture of 34 restricted shares and 89 RSUs resulting from the resignation of the Company’s former Executive Vice President, Chief Financial Officer and Treasurer. The total fair value of restricted shares vested during the nine months ended September 30, 2018 was $4,195.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of September 30, 2018, options to purchase 28 shares of

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

common stock remained outstanding and exercisable. The Company did not grant any options in 2018 or 2017 and did not record any compensation expense related to stock options during the nine months ended September 30, 2018 and 2017.
(6) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	September 30, 2018			December 31, 2017
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$206,202	4.65%	4.8	$287,238	4.99%	5.2
Premium, net of accumulated amortization	837			1,024
Discount, net of accumulated amortization	(547)			(579)
Capitalized loan fees, net of accumulated amortization	(388)			(615)
Mortgages payable, net	$206,104			$287,068

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 7.48% and 3.75% to 8.00% as of September 30, 2018 and December 31, 2017, respectively.
During the nine months ended September 30, 2018, the Company repaid mortgages payable in the total amount of $77,987, which had a weighted average fixed interest rate of 5.89%, incurred $5,791 of debt prepayment fees and made scheduled principal payments of $3,049 related to amortizing loans.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of September 30, 2018 for the remainder of 2018, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after September 30, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$752	$3,090	$3,228	$22,080	$113,946	$63,106	$206,202
Fixed rate term loans (b)	—	—	—	250,000	—	200,000	450,000
Unsecured notes payable (c)	—	—	—	100,000	—	600,000	700,000
Total fixed rate debt	752	3,090	3,228	372,080	113,946	863,106	1,356,202

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	209,000	—	209,000
Total debt (d)	$752	$3,090	$3,228	$372,080	$322,946	$863,106	$1,565,202

Weighted average interest rate on debt:
Fixed rate debt	4.47%	4.47%	4.48%	3.56%	4.90%	3.91%	3.90%
Variable rate debt (e)	—	—	—	—	3.29%	—	3.29%
Total	4.47%	4.47%	4.48%	3.56%	3.86%	3.91%	3.82%

(a)	Excludes mortgage premium of $837 and discount of $(547), net of accumulated amortization, as of September 30, 2018.

(b)
$250,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of September 30, 2018, the applicable credit spread was 1.20%. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid through November 22, 2018 and a fixed rate of 2.85% plus a credit spread based on a leverage grid effective November 23, 2018 through November 22, 2023. As of September 30, 2018, the applicable credit spread was 1.70%.

(c)	Excludes discount of $(764), net of accumulated amortization, as of September 30, 2018.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(d)
The weighted average years to maturity of consolidated indebtedness was 5.1 years as of September 30, 2018. Total debt excludes capitalized loan fees of $(5,665), net of accumulated amortization, as of September 30, 2018, which are included as a reduction to the respective debt balances.

(e)	Represents interest rate as of September 30, 2018.
The Company plans on addressing its debt maturities through a combination of cash flows generated from operations, working capital, capital markets transactions and its unsecured revolving line of credit.
(7) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		September 30, 2018		December 31, 2017
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
		700,000	4.19%	700,000	4.19%
Discount, net of accumulated amortization		(764)		(853)
Capitalized loan fees, net of accumulated amortization		(3,027)		(3,399)
	Total	$696,209		$695,748
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
As of September 30, 2018, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) UNSECURED TERM LOANS AND REVOLVING LINE OF CREDIT
The following table summarizes the Company’s term loans and revolving line of credit:

		September 30, 2018		December 31, 2017
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.20%	$250,000	3.30%
Unsecured credit facility term loan due 2018 – variable rate	May 11, 2018	—	—%	100,000	2.93%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	2.96%	200,000	2.96%
Subtotal		450,000		550,000
Capitalized loan fees, net of accumulated amortization		(2,250)		(2,730)
Term loans, net		$447,750		$547,270

Unsecured credit facility revolving line of credit – variable rate (c)	April 22, 2022	$209,000	3.29%	$216,000	2.92%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of September 30, 2018, the leverage grid ranged from 1.20% to 1.70% and the applicable credit spread was 1.20%. As of December 31, 2017, the leverage grid ranged from 1.30% to 2.20% and the applicable credit spread was 1.30%.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.26% through November 22, 2018, and a fixed rate of 2.85% effective November 23, 2018 through November 22, 2023, plus a credit spread based on a leverage grid ranging from 1.70% to 2.55%. The applicable credit spread was 1.70% as of September 30, 2018 and December 31, 2017.

(c)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, the Company may elect to convert to an investment grade pricing grid. As of September 30, 2018, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2018, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.

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
Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of September 30, 2018, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Term Loan Due 2023:

Term Loan Due 2023	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan	11/22/2023	1.70% – 2.55%	1.50% – 2.45%
The Term Loan Due 2023 has a $100,000 accordion option that allows the Company, at its election, to increase the total unsecured term loan up to $300,000, subject to (i) customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement and (ii) the Company’s ability to obtain additional lender commitments.
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2018, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
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
As of September 30, 2018, the Company used five interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $1,509 will be reclassified as a decrease to interest expense. Prior to January 1, 2018, only the effective portion of changes in fair value of the derivatives that were designated and that qualified as cash flow hedges was recorded in “Accumulated other comprehensive income” and the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s interest rate swaps in effect as of September 30, 2018, which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Maturity Date
January 3, 2017	$100,000	1.26%	November 22, 2018 (a)
January 3, 2017	$100,000	1.26%	November 22, 2018 (a)
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$50,000	2.00%	January 5, 2021

(a)
During the three months ended September 30, 2018, the Company entered into two forward-starting agreements to swap a total of $200,000 of LIBOR-based variable rate debt to a fixed interest rate of 2.85%, which will be effective on November 23, 2018 and mature on November 22, 2023.

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments in Effect		Notional
Interest Rate Derivatives	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest rate swaps	5	5	$450,000	$450,000
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other assets, net” in the condensed consolidated balance sheets. The valuation techniques used are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Interest rate swaps	$5,562	$1,086
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Gain Reclassified from AOCI into Income		Total Interest Expense Presented in the Results of Operations in which the Effects of Cash Flow Hedges are Recorded
	Three Months Ended 9/30/2018	Nine Months Ended 9/30/2018		Three Months Ended 9/30/2018	Nine Months Ended 9/30/2018	Three Months Ended 9/30/2018	Nine Months Ended 9/30/2018
Interest rate swaps	$(1,336)	$(5,141)	Interest expense	$(473)	$(665)	$21,336	$56,918
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2017:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended 9/30/2017	Nine Months Ended 9/30/2017		Three Months Ended 9/30/2017	Nine Months Ended 9/30/2017		Three Months Ended 9/30/2017	Nine Months Ended 9/30/2017
Interest rate swaps	$(9)	$(422)	Interest expense	$(332)	$(258)	Other income (expense), net	$5	$16

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10) EQUITY
In December 2015, the Company entered into an at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s unsecured revolving line of credit. The Company did not sell any shares under its ATM equity program during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
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
The following table presents activity under the Company’s common stock repurchase program during the nine months ended September 30, 2018 and 2017:

	Number of Common Shares Repurchased	Average Price per Share	Total Repurchases
First quarter 2018	—	$—	$—
Second quarter 2018	—	$—	$—
Third quarter 2018 (a)	2,567	$12.13	$31,194
Year to date September 30, 2018	2,567	$12.13	$31,194

First quarter 2017	—	$—	$—
Second quarter 2017	6,024	$12.55	$75,697
Third quarter 2017 (b)	3,805	$13.09	$49,892
Year to date September 30, 2017	9,829	$12.76	$125,589

(a)
Includes (i) 472 shares repurchased in September 2018 at an average price per share of $12.06 for a total of $5,704, which settled on October 1, 2018 and (ii) 397 shares repurchased in September 2018 at an average price per share of $12.09 for a total of $4,809, which settled on October 2, 2018. These repurchases have been reflected in the Company’s share count as of the settlement dates.

(b)
Includes 396 shares repurchased in September 2017 at an average price per share of $13.08 for a total of $5,187, which settled on October 2, 2017. This repurchase was reflected in the Company’s share count as of the settlement date.

As of September 30, 2018, $232,863 remained available for repurchases under the common stock repurchase program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Numerator:
Income (loss) from continuing operations	$10,142		$(37,178)		$28,285		$(89,307)
Gain on sales of investment properties	2,692		73,082		37,211		230,874
Preferred stock dividends	—		(2,362)		—		(7,087)
Net income attributable to common shareholders	12,834		33,542		65,496		134,480
Earnings allocated to unvested restricted shares	(81)		(62)		(253)		(240)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$12,753		$33,480		$65,243		$134,240

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	218,808	(a)	229,508	(b)	218,879	(a)	233,348	(b)
Effect of dilutive securities:
Stock options	—	(c)	1	(c)	—	(c)	1	(c)
RSUs	213	(d)	595	(e)	398	(d)	600	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	219,021		230,104		219,277		233,949

(a)
Excludes 521 shares of unvested restricted common stock as of September 30, 2018, which equate to 521 and 541 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2018. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 511 shares of unvested restricted common stock as of September 30, 2017, which equate to 546 and 549 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2017. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 28 and 41 shares of common stock as of September 30, 2018 and 2017, respectively, at a weighted average exercise price of $18.98 and $19.25, respectively. Of these totals, outstanding options to purchase 24 and 35 shares of common stock as of September 30, 2018 and 2017, respectively, at a weighted average exercise price of $20.19 and $20.55, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of September 30, 2018, there were 649 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 649 and 661 RSUs, respectively, on a weighted average basis for the three and nine months ended September 30, 2018. These contingently issuable shares are a component of calculating diluted EPS.

(e)
As of September 30, 2017, there were 555 RSUs eligible for future conversion upon completion of the performance periods, which equate to 633 and 638 RSUs, respectively, on a weighted average basis for the three and nine months ended September 30, 2017. These contingently issuable shares are a component of calculating diluted EPS.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of September 30, 2018 and 2017, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Number of properties for which indicators of impairment were identified	2	11	(a)
Less: number of properties for which an impairment charge was recorded	—	2
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—	5
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	2	4

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (b)	33%	32%

(a)	Includes nine properties which have subsequently been sold as of September 30, 2018.

(b)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the nine months ended September 30, 2018:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Schaumburg Towers (a)	Office	Various	895,400	$1,116
CVS Pharmacy – Lawton, OK (b)	Single-user retail	March 31, 2018	10,900	200
				$1,316
	Estimated fair value of impaired properties as of impairment date			$76,871

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

(a)
The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer. This property was classified as held for sale as of September 30, 2017 and was sold on December 15, 2017. The Home Depot parcel of Century III Plaza was sold on March 15, 2017.

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

(d)	The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer. The property was sold on May 31, 2018.
The Company provides no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(13) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$5,562	$5,562	$1,086	$1,086
Financial liabilities:
Mortgages payable, net	$206,104	$206,546	$287,068	$298,635
Unsecured notes payable, net	$696,209	$672,108	$695,748	$693,823
Unsecured term loans, net	$447,750	$455,007	$547,270	$552,555
Unsecured revolving line of credit	$209,000	$209,000	$216,000	$216,222
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

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2018
Derivative asset	$—	$5,562	$—	$5,562

December 31, 2017
Derivative asset	$—	$1,086	$—	$1,086
Derivative asset:  The fair value of the derivative asset is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.
Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of September 30, 2018. The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2017, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the year ended December 31, 2017, except for those properties sold prior to December 31, 2017. Methods and assumptions used to estimate the fair value of these assets are described after the table.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2018
Mortgages payable, net	$—	$—	$206,546	$206,546
Unsecured notes payable, net	$234,958	$—	$437,150	$672,108
Unsecured term loans, net	$—	$—	$455,007	$455,007
Unsecured revolving line of credit	$—	$—	$209,000	$209,000

December 31, 2017
Mortgages payable, net	$—	$—	$298,635	$298,635
Unsecured notes payable, net	$243,183	$—	$450,640	$693,823
Unsecured term loans, net	$—	$—	$552,555	$552,555
Unsecured revolving line of credit	$—	$—	$216,222	$216,222
The Company used the following discount rates in valuing its Level 3 financial liabilities:

	September 30, 2018	December 31, 2017
Mortgages payable, net range	4.5% to 4.8%	3.5% to 4.2%
Unsecured notes payable, net weighted average	4.96%	4.28%
Unsecured term loans, net weighted average	1.20%	1.33%
Unsecured revolving line of credit	1.05%	1.30%
There were no transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2018.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(14) COMMITMENTS AND CONTINGENCIES
As of September 30, 2018, the Company had letters of credit outstanding totaling $433 which serve as collateral for certain capital improvements at two of its properties and reduce the available borrowings on its unsecured revolving line of credit.
As of September 30, 2018, the Company had active redevelopments at Reisterstown Road Plaza located in Baltimore, Maryland and Circle East located in Towson, Maryland. The Company estimates that it will incur net costs of approximately $10,500 related to the Reisterstown Road Plaza redevelopment and approximately $33,000 to $35,000 related to the Circle East redevelopment. As of September 30, 2018, the Company has incurred $8,817 related to Reisterstown Road Plaza and $9,054, net of proceeds of $11,820 from the sale of air rights, related to the redevelopment portion of Circle East.
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
(16) SUBSEQUENT EVENTS
Subsequent to September 30, 2018, the Company:

•	repurchased 1,526 shares at an average price per share of $12.11 for a total of $18,509, resulting in $214,354 remaining available under the Company’s $500,000 common stock repurchase program; and

•
declared the cash dividend for the fourth quarter of 2018 of $0.165625 per share on its outstanding Class A common stock, which will be paid on January 10, 2019 to Class A common shareholders of record at the close of business on December 27, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in markets where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse impact of e-commerce developments and shifting consumer retail behavior on our tenants;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

•	real estate valuations;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions and dispositions, including our ability to identify and pursue acquisition and disposition opportunities;

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of September 30, 2018, we owned 105 retail operating properties in the United States representing 19,466,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our retail operating portfolio as of September 30, 2018:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	61	9,798	91.8%	94.2%
Power centers	26	5,512	92.1%	93.4%
Lifestyle centers and mixed-use properties	15	3,800	92.0%	93.7%
Total multi-tenant retail	102	19,110	91.9%	93.9%
Single-user retail	3	356	100.0%	100.0%
Total retail operating portfolio	105	19,466	92.1%	94.0%
Redevelopment projects:
Reisterstown Road Plaza	1
Circle East – redevelopment portion (b)	—
Carillon (c)	1
Total number of wholly-owned properties	107

(a)	Includes leases signed but not commenced.

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
During the first half of 2018, we completed our portfolio transformation, the core objective of which was to become a prominent owner of multi-tenant retail properties primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. Moving forward, we are focused on growing the portfolio organically through accretive leasing activity and mixed-use redevelopment and expansion projects. Our active and near-term projects consist of approximately $400,000 of expected spend and include Reisterstown Road Plaza, the redevelopment portion of Circle East, the first phase of Carillon and the redevelopment of the existing multi-family rental units at Plaza del Lago, as well as pad developments and expansions at Downtown Crown, Main Street Promenade and One Loudoun Downtown. Our current portfolio contains several additional projects in the longer-term pipeline.

Company Highlights — Nine Months Ended September 30, 2018
Acquisitions
We did not acquire any properties during the nine months ended September 30, 2018. In total for 2018, we expect to invest approximately $75,000 on strategic acquisitions and repurchases of our common stock.
Dispositions
During the nine months ended September 30, 2018, we continued to pursue dispositions of select non-target and single-user properties. Consideration from dispositions totaled $192,950 and included the sales of five multi-tenant retail operating properties aggregating 778,700 square feet for total consideration of $96,050, three single-user retail properties aggregating 98,900 square feet for total consideration of $10,300 and Schaumburg Towers, an 895,400 square foot office complex, for consideration of $86,600.
The following table summarizes our dispositions during the nine months ended September 30, 2018:

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
In addition to the property dispositions listed above, during the nine months ended September 30, 2018, we received (i) consideration of $11,970 in connection with the sale of air rights at the redevelopment portion of Circle East and (ii) consideration of $1,800 in connection with the first phase of the sale of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown, a multi-tenant retail operating property located in Ashburn, Virginia. In total for 2018, we expect targeted property dispositions to be approximately $200,000.

Market Summary
The following table summarizes our retail operating portfolio by market as of September 30, 2018:

Property Type/Market	Number of Properties	Annualized Base Rent (ABR) (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$81,402	24.1%	$22.35	3,938	20.6%	92.5%	93.2%
Washington, D.C.	8	36,189	10.7%	27.81	1,388	7.3%	93.8%	97.6%
New York	9	35,504	10.5%	28.61	1,292	6.7%	96.0%	97.5%
Chicago	8	28,842	8.5%	23.30	1,358	7.1%	91.2%	94.1%
Seattle	8	21,326	6.3%	15.67	1,477	7.7%	92.1%	93.5%
Atlanta	9	18,661	5.5%	13.79	1,513	7.9%	89.4%	94.2%
Houston	9	15,286	4.5%	14.75	1,141	6.0%	90.9%	93.3%
Baltimore	4	13,465	4.0%	17.41	865	4.5%	89.4%	90.1%
San Antonio	3	12,716	3.8%	17.65	721	3.8%	99.8%	100.0%
Phoenix	3	10,188	3.0%	17.60	632	3.3%	91.6%	94.2%
Los Angeles	1	5,286	1.5%	28.25	255	1.3%	73.4%	73.4%
Riverside	1	4,607	1.4%	15.76	292	1.5%	100.0%	100.0%
St. Louis	1	4,110	1.2%	9.62	453	2.4%	94.3%	94.3%
Charlotte	1	2,555	0.8%	12.19	320	1.7%	65.6%	75.3%
Tampa	1	2,379	0.7%	19.52	126	0.7%	97.0%	97.0%
Subtotal	85	292,516	86.5%	20.20	15,771	82.5%	91.8%	93.8%

Non-Top 25 MSAs (b)	17	45,512	13.5%	14.77	3,339	17.5%	92.3%	94.1%

Total Multi-Tenant Retail	102	338,028	100.0%	19.24	19,110	100.0%	91.9%	93.9%

Single-User Retail	3	8,950		25.19	356		100.0%	100.0%

Total Retail Operating Portfolio (c)	105	$346,978		$19.36	19,466		92.1%	94.0%

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
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the nine months ended September 30, 2018. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	257	1,721	$21.19	$20.08	5.5%	4.7	$1.41
Comparable New Leases	37	198	$28.40	$26.12	8.7%	9.7	$51.15
Non-Comparable New and Renewal Leases (b)	71	406	$21.40	N/A	N/A	6.0	$33.28
Total	365	2,325	$21.93	$20.70	5.9%	5.5	$11.22

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

Our leasing efforts are focused on (i) vacant anchor and small shop space, (ii) upcoming lease expirations and (iii) spaces within our redevelopment and expansion projects. As we lease vacant space, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and optimize the mix of operators and unique retailers at our properties.
Capital Markets
During the nine months ended September 30, 2018, we:

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

•
entered into two agreements to swap a total of $200,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt to a fixed interest rate of 2.85%, which will be effective on November 23, 2018 and will mature on November 22, 2023;

•	repaid $7,000, net of borrowings, on our unsecured revolving line of credit;

•	repaid $77,987 of mortgages payable, incurred $5,791 of debt prepayment fees and made scheduled principal payments of $3,049 related to amortizing loans; and

•
repurchased 2,567 shares of our common stock at an average price per share of $12.13 for a total of $31,194, including 869 shares repurchased in September 2018 at an average price per share of $12.07 for a total of $10,513, which settled in October 2018, resulting in $232,863 remaining available under our $500,000 common stock repurchase program.

Distributions
We declared quarterly distributions totaling $0.496875 per share of common stock during the nine months ended September 30, 2018.

Results of Operations
Comparison of Results for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
Revenues
Rental income	$90,975	$100,977	$(10,002)
Tenant recovery income	26,817	28,024	(1,207)
Other property income	1,345	1,518	(173)
Total revenues	119,137	130,519	(11,382)

Expenses
Operating expenses	17,596	19,572	(1,976)
Real estate taxes	18,037	21,863	(3,826)
Depreciation and amortization	43,169	51,469	(8,300)
Provision for impairment of investment properties	—	45,822	(45,822)
General and administrative expenses	9,160	7,785	1,375
Total expenses	87,962	146,511	(58,549)

Operating income (loss)	31,175	(15,992)	47,167

Interest expense	(21,336)	(21,110)	(226)
Other income (expense), net	303	(76)	379
Income (loss) from continuing operations	10,142	(37,178)	47,320
Gain on sales of investment properties	2,692	73,082	(70,390)
Net income	12,834	35,904	(23,070)
Preferred stock dividends	—	(2,362)	2,362
Net income attributable to common shareholders	$12,834	$33,542	$(20,708)
We owned 120 retail operating properties and one office complex as of September 30, 2017, which decreased to 105 retail operating properties as of September 30, 2018 as a result of the completion of our portfolio transformation during the first half of 2018.
Net income attributable to common shareholders decreased $20,708 from $33,542 for the three months ended September 30, 2017 to $12,834 for the three months ended September 30, 2018 primarily as a result of the following:

•
a $70,390 decrease in gain on sales of investment properties related to the sale of a land parcel and recognition of additional gain upon satisfaction of performance obligations associated with escrow agreements executed upon disposition of a property on March 21, 2018, during the three months ended September 30, 2018 compared to the sales of 11 investment properties, representing approximately 1,813,300 square feet of GLA, during the three months ended September 30, 2017; and

•
a $10,002 decrease in rental income primarily consisting of a $9,073 decrease in base rent, which resulted from the operating properties sold during 2017 and 2018 along with our redevelopments, partially offset by growth from our same store portfolio and an increase from the operating properties acquired during 2017;

partially offset by

•
a $45,822 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $45,822 for the three months ended September 30, 2017. No impairment charges were recognized during the three months ended September 30, 2018;

•	an $8,300 decrease in depreciation and amortization primarily due to the investment properties sold during 2017; and

•
a $4,595 decrease in operating expenses and real estate taxes, net of tenant recovery income, primarily as a result of the operating properties sold during 2017 and 2018 and the decrease from our same store portfolio.

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
Same store portfolio
For the three and nine months ended September 30, 2018, our same store portfolio consisted of 102 retail operating properties acquired or placed in service and stabilized prior to January 1, 2017. The number of properties in our same store portfolio did not change as of September 30, 2018 from 102 as of June 30, 2018.
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

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
Net income attributable to common shareholders	$12,834	$33,542	$(20,708)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	—	2,362	(2,362)
Gain on sales of investment properties	(2,692)	(73,082)	70,390
Depreciation and amortization	43,169	51,469	(8,300)
Provision for impairment of investment properties	—	45,822	(45,822)
General and administrative expenses	9,160	7,785	1,375
Interest expense	21,336	21,110	226
Straight-line rental income, net	(946)	(1,849)	903
Amortization of acquired above and below market lease intangibles, net	(540)	(482)	(58)
Amortization of lease inducements	259	242	17
Lease termination fees, net	(196)	(188)	(8)
Straight-line ground rent expense	580	674	(94)
Amortization of acquired ground lease intangibles	(140)	(140)	—
Other (income) expense, net	(303)	76	(379)
NOI	82,521	87,341	(4,820)
NOI from Other Investment Properties	(5,027)	(12,667)	7,640
Same Store NOI	$77,494	$74,674	$2,820

	Three Months Ended September 30,
	2018	2017	Change
Same Store NOI:
Base rent	$82,776	$81,503	$1,273
Percentage and specialty rent	856	717	139
Tenant recovery income	25,326	24,388	938
Other property operating income	1,107	1,053	54
	110,065	107,661	2,404

Property operating expenses	14,876	15,158	(282)
Bad debt expense, net	474	213	261
Real estate taxes	17,221	17,616	(395)
	32,571	32,987	(416)

Same Store NOI	$77,494	$74,674	$2,820
Same Store NOI increased $2,820, or 3.8%, primarily due to the following:

•
property operating expenses and real estate taxes, net of tenant recovery income, decreased $1,615 primarily due to decreases in certain non-recoverable property operating expenses and lower net recoverable property operating expenses; and

•	base rent increased $1,273 primarily due to $735 from contractual rent changes, $370 from re-leasing spreads and $161 from occupancy growth primarily from our small shop space.

Comparison of Results for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Change
Revenues
Rental income	$278,076	$316,968	$(38,892)
Tenant recovery income	80,090	88,334	(8,244)
Other property income	4,977	6,249	(1,272)
Total revenues	363,143	411,551	(48,408)

Expenses
Operating expenses	57,235	62,440	(5,205)
Real estate taxes	56,206	65,229	(9,023)
Depreciation and amortization	132,107	157,268	(25,161)
Provision for impairment of investment properties	1,316	58,856	(57,540)
General and administrative expenses	31,929	29,368	2,561
Total expenses	278,793	373,161	(94,368)

Operating income	84,350	38,390	45,960

Interest expense	(56,918)	(128,077)	71,159
Other income, net	853	380	473
Income (loss) from continuing operations	28,285	(89,307)	117,592
Gain on sales of investment properties	37,211	230,874	(193,663)
Net income	65,496	141,567	(76,071)
Preferred stock dividends	—	(7,087)	7,087
Net income attributable to common shareholders	$65,496	$134,480	$(68,984)
We owned 120 retail operating properties and one office complex as of September 30, 2017, which decreased to 105 retail operating properties as of September 30, 2018 as a result of the completion of our portfolio transformation during the first half of 2018.
Net income attributable to common shareholders decreased $68,984 from $134,480 for the nine months ended September 30, 2017 to $65,496 for the nine months ended September 30, 2018 primarily as a result of the following:

•
a $193,663 decrease in gain on sales of investment properties related to the sales of nine investment properties and a land parcel, representing approximately 1,773,000 square feet of GLA, and the sale of air rights at the redevelopment portion of Circle East during the nine months ended September 30, 2018 compared to the sales of 34 investment properties and a single-user parcel at an existing multi-tenant retail operating property, representing approximately 4,302,400 square feet of GLA, during the nine months ended September 30, 2017; and

•
a $38,892 decrease in rental income primarily consisting of a $41,649 decrease in base rent, which resulted from the operating properties sold during 2017 and 2018 along with our redevelopments, partially offset by an increase from the operating properties acquired during 2017 and growth from our same store portfolio;

partially offset by

•	a $71,159 decrease in interest expense primarily consisting of:

•
a $61,720 decrease in prepayment penalties and defeasance premiums and a $4,055 decrease in capitalized loan fee write-offs primarily related to the defeasance of the IW JV portfolio of mortgages payable during the nine months ended September 30, 2017, which resulted in a defeasance premium and associated fees totaling $60,198 and the write-off of $4,003 of capitalized loan fees;

•	a $4,130 decrease in interest on mortgages payable due to a reduction in mortgage debt; and

•	a $2,769 decrease in interest due to the repayment of a $100,000 variable-rate term loan in April 2018;

•
a $57,540 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $1,316 and $58,856 for the nine months ended September 30, 2018 and 2017, respectively;

•	a $25,161 decrease in depreciation and amortization primarily due to the investment properties sold during 2017; and

•	a $7,087 decrease in preferred stock dividends due to the redemption of our 7.00% Series A cumulative redeemable preferred stock on December 20, 2017.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Net income attributable to common shareholders	$65,496	$134,480	$(68,984)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	—	7,087	(7,087)
Gain on sales of investment properties	(37,211)	(230,874)	193,663
Depreciation and amortization	132,107	157,268	(25,161)
Provision for impairment of investment properties	1,316	58,856	(57,540)
General and administrative expenses	31,929	29,368	2,561
Interest expense	56,918	128,077	(71,159)
Straight-line rental income, net	(4,826)	(3,109)	(1,717)
Amortization of acquired above and below market lease intangibles, net	(3,748)	(1,762)	(1,986)
Amortization of lease inducements	746	824	(78)
Lease termination fees, net	477	(2,310)	2,787
Straight-line ground rent expense	1,825	2,037	(212)
Amortization of acquired ground lease intangibles	(420)	(420)	—
Other income, net	(853)	(380)	(473)
NOI	243,756	279,142	(35,386)
NOI from Other Investment Properties	(13,291)	(53,483)	40,192
Same Store NOI	$230,465	$225,659	$4,806

	Nine Months Ended September 30,
	2018	2017	Change
Same Store NOI:
Base rent	$247,315	$244,414	$2,901
Percentage and specialty rent	2,676	2,682	(6)
Tenant recovery income	75,421	72,478	2,943
Other property operating income	3,337	2,949	388
	328,749	322,523	6,226

Property operating expenses	44,950	45,269	(319)
Bad debt expense	1,230	729	501
Real estate taxes	52,104	50,866	1,238
	98,284	96,864	1,420

Same Store NOI	$230,465	$225,659	$4,806
Same Store NOI increased $4,806, or 2.1%, primarily due to the following:

•	base rent increased $2,901 primarily due to increases of $2,008 from contractual rent changes and $1,228 from re-leasing spreads, partially offset by $486 resulting from higher rent abatements; and

•
property operating expenses and real estate taxes, net of tenant recovery income, decreased $2,024 primarily due to decreases in certain non-recoverable property operating expenses, partially offset by increases in net real estate taxes resulting from higher real estate tax assessments.

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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$12,834	$33,542	$65,496	$134,480
Depreciation and amortization of depreciable real estate	42,861	50,867	131,226	155,857
Provision for impairment of investment properties	—	45,822	1,316	58,856
Gain on sales of depreciable investment properties	(1,407)	(73,082)	(33,747)	(230,874)
FFO attributable to common shareholders	$54,288	$57,149	$164,291	$118,319

FFO attributable to common shareholders per common share outstanding – diluted	$0.25	$0.25	$0.75	$0.51

FFO attributable to common shareholders	$54,288	$57,149	$164,291	$118,319
Impact on earnings from the early extinguishment of debt, net	4,892	3,006	5,944	71,675
Provision for hedge ineffectiveness	—	5	—	16
Gain on sale of non-depreciable investment property	(1,285)	—	(3,464)	—
Impact on earnings from executive separation (a)	—	(1,086)	1,737	(1,086)
Other (b)	100	207	323	188
Operating FFO attributable to common shareholders	$57,995	$59,281	$168,831	$189,112

Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.26	$0.26	$0.77	$0.81

(a)	Reflected as a (decrease) increase within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

(b)
Primarily consists of the impact on earnings from litigation involving the Company, including actual or anticipated settlement and associated legal costs, which are included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

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
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Operating cash flow	▪	Tenant allowances and leasing costs
▪	Cash and cash equivalents	▪	Improvements made to individual properties, certain of which are not
▪	Available borrowings under our unsecured revolving		recoverable through common area maintenance charges to tenants
	line of credit	▪	Debt repayments
▪	Proceeds from capital markets transactions	▪	Distribution payments
▪	Proceeds from asset dispositions	▪	Redevelopment, renovation or expansion activities
		▪	Acquisitions
		▪	New development
		▪	Repurchases of our common stock
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We have funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of September 30, 2018, we had $752 of principal amortization due through the end of 2018, which we plan on satisfying through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of September 30, 2018:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$206,202	4.65%	Various	4.8 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	2.8 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	5.8 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	6.5 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	8.0 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	10.3 years
Total unsecured notes payable (a)	700,000	4.19%		6.5 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (b)	250,000	3.20%	January 5, 2021	2.3 years
Revolving line of credit – variable rate	209,000	3.29%	April 22, 2022 (c)	3.6 years
Total unsecured credit facility (a)	459,000	3.24%		2.9 years

Term Loan Due 2023 – fixed rate (a) (d)	200,000	2.96%	November 22, 2023	5.1 years

Total consolidated indebtedness	$1,565,202	3.82%		5.1 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $837, discount of $(547) and capitalized loan fees of $(388), net of accumulated amortization, as of September 30, 2018. Unsecured notes payable excludes discount of $(764) and capitalized loan fees of $(3,027), net of accumulated amortization, as of September 30, 2018. Term loans exclude capitalized loan fees of $(2,250), net of accumulated amortization, as of September 30, 2018. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of September 30, 2018.

(c)
We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.26% through November 22, 2018, and a fixed rate of 2.85% effective November 23, 2018 through November 22, 2023, plus a credit spread based on a leverage grid ranging from 1.70% to 2.55%. The applicable credit spread was 1.70% as of September 30, 2018.

Mortgages Payable
During the nine months ended September 30, 2018, we repaid mortgages payable in the total amount of $77,987, which had a weighted average fixed interest rate of 5.89%, incurred $5,791 of debt prepayment fees and made scheduled principal payments of $3,049 related to amortizing loans.
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
As of September 30, 2018, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.

Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, we may elect to convert to an investment grade pricing grid. As of September 30, 2018, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2018, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
As of September 30, 2018, we had letters of credit outstanding totaling $433 which serve as collateral for certain capital improvements at two of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of September 30, 2018, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Term Loan Due 2023:

Term Loan Due 2023	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan	11/22/2023	1.70% – 2.55%	1.50% – 2.45%
The Term Loan Due 2023 has a $100,000 accordion option that allows us, at our election, to increase the total unsecured term loan up to $300,000, subject to (i) customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement and (ii) our ability to obtain additional lender commitments.
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of September 30, 2018, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of September 30, 2018 for the remainder of 2018, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of September 30, 2018. The table does not reflect the impact of any debt activity that occurred after September 30, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$752	$3,090	$3,228	$22,080	$113,946	$63,106	$206,202	$206,546
Fixed rate term loans (b)	—	—	—	250,000	—	200,000	450,000	455,007
Unsecured notes payable (c)	—	—	—	100,000	—	600,000	700,000	672,108
Total fixed rate debt	752	3,090	3,228	372,080	113,946	863,106	1,356,202	1,333,661

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	209,000	—	209,000	209,000
Total debt (d)	$752	$3,090	$3,228	$372,080	$322,946	$863,106	$1,565,202	$1,542,661

Weighted average interest rate on debt:
Fixed rate debt	4.47%	4.47%	4.48%	3.56%	4.90%	3.91%	3.90%
Variable rate debt (e)	—	—	—	—	3.29%	—	3.29%
Total	4.47%	4.47%	4.48%	3.56%	3.86%	3.91%	3.82%

(a)	Excludes mortgage premium of $837 and discount of $(547), net of accumulated amortization, as of September 30, 2018.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of September 30, 2018, the applicable credit spread was 1.20%. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid through November 22, 2018 and a fixed rate of 2.85% plus a credit spread based on a leverage grid effective November 23, 2018 through November 22, 2023. As of September 30, 2018, the applicable credit spread was 1.70%.

(c)	Excludes discount of $(764), net of accumulated amortization, as of September 30, 2018.

(d)
The weighted average years to maturity of consolidated indebtedness was 5.1 years as of September 30, 2018. Total debt excludes capitalized loan fees of $(5,665), net of accumulated amortization, as of September 30, 2018, which are included as a reduction to the respective debt balances.

(e)	Represents interest rate as of September 30, 2018.
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
In December 2015, we entered into an at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our unsecured revolving line of credit. We did not sell any shares under our ATM equity program during the nine months ended September 30, 2018. As of September 30, 2018, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. In December 2017, our board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. During the three and nine months ended September 30, 2018, we repurchased 2,567 shares at an average price per share of $12.13 for a total of $31,194. These repurchases include 869 shares repurchased in September 2018 at an average price per share of $12.07 for a total of $10,513, which settled in October 2018. As of September 30, 2018, $232,863 remained available for repurchases under the common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, can be met with cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
We began redevelopment activities at Reisterstown Road Plaza and Circle East in 2016. We have invested a total of approximately $18,000 in these projects, which is net of proceeds of approximately $12,000 from the sale of air rights at the redevelopment portion of Circle East. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $26,000 to $28,000 of additional funds to complete these projects. In addition, we plan to begin the redevelopment of existing multi-family rental units at Plaza del Lago in 2018, which we anticipate will require approximately $1,000.
We capitalized internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements of $514 and $1,271 during the three and nine months ended September 30, 2018, respectively, and $289 and $916 during the three and nine months ended September 30, 2017, respectively. In addition, we capitalized internal leasing incentives of $71 and $241 during the three and nine months ended September 30, 2018, respectively, and $98 and $287 during the three and nine months ended September 30, 2017, respectively, all of which were incremental to signed leases.
We capitalized $499 and $1,463 of indirect project costs related to development projects during the three and nine months ended September 30, 2018, respectively, including, among other costs, $276 and $689 of internal salaries and related benefits of personnel directly involved in the development projects and $98 and $348 of interest, respectively. We capitalized $188 and $987 of indirect project costs related to development projects during the three and nine months ended September 30, 2017, respectively, including, among other costs, $87 and $338 of internal salaries and related benefits of personnel directly involved in the development projects and $150 and $316 of interest, respectively.
Dispositions
The following table highlights our property dispositions during 2017 and the nine months ended September 30, 2018 pursuant to our portfolio transformation strategy of disposing of select non-target and single-user properties:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2018 Dispositions (through September 30, 2018)	9	1,773,000	$192,950	$176,543	$10,750
2017 Dispositions	47	5,810,700	$917,808	$896,301	$27,353	(c)

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
In addition to the transactions presented in the preceding table, during the nine months ended September 30, 2018, we received (i) net proceeds of $11,820 in connection with the sale of air rights at the redevelopment portion of Circle East, (ii) net proceeds of $1,789 in connection with the first phase of the sale of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown and (iii) proceeds of $169 from a condemnation award. During the year ended December 31, 2017, we also received net proceeds of $155 from other transactions, including escrow funds related to a property disposition and a condemnation award.
Acquisitions
We did not acquire any properties during the nine months ended September 30, 2018. The following table highlights our asset acquisitions during 2017:

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

Summary of Cash Flows

	Nine Months Ended September 30,
	2018	2017	Change
Net cash provided by operating activities	$151,708	$189,216	$(37,508)
Net cash provided by investing activities	129,725	417,238	(287,513)
Net cash used in financing activities	(330,332)	(587,236)	256,904
(Decrease) increase in cash, cash equivalents and restricted cash	(48,899)	19,218	(68,117)
Cash, cash equivalents and restricted cash, at beginning of period	86,335	82,349
Cash, cash equivalents and restricted cash, at end of period	$37,436	$101,567
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gain on sales of investment properties. Net cash provided by operating activities during the nine months ended September 30, 2018 decreased $37,508 primarily due to the following:

•
a $35,386 decrease in NOI, consisting of a decrease in NOI from properties that were sold or held for sale in 2017 and 2018 and other properties not included in our same store portfolio of $40,192, partially offset by an increase in Same Store NOI of $4,806; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $7,476 decrease in cash paid for leasing fees and inducements;

•	a $5,054 decrease in cash paid for interest, excluding debt prepayment fees; and

•	an $1,873 decrease in cash bonuses paid.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress. Net cash flows from investing activities during the nine months ended September 30, 2018 decreased $287,513 due to the following:

•	a $437,352 decrease in proceeds from the sales of investment properties;
partially offset by

•	a $146,710 decrease in cash paid to purchase investment properties;

•	an $1,823 decrease in investment in developments in progress; and

•	a $1,306 decrease in capital expenditures and tenant improvements.
For the remainder of 2018, we expect to (i) fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements and (ii) complete targeted acquisitions, including repurchases of our common stock, through cash flows generated from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows used in financing activities primarily consist of repayments of our unsecured revolving line of credit and unsecured term loans, distribution payments, principal payments on mortgages payable, debt prepayment costs, payment of loan fees and deposits, shares repurchased through our share repurchase program and the purchase of U.S. Treasury securities in connection with the defeasance of mortgages payable, partially offset by proceeds from our unsecured revolving line of credit and the issuance of debt instruments. Net cash flows used in financing activities during the nine months ended September 30, 2018 decreased $256,904 primarily due to the following:

•	the $439,403 purchase of U.S. Treasury securities in connection with defeasance of the IW JV portfolio of mortgages payable during the nine months ended September 30, 2017;

•	a $99,721 decrease in cash paid to repurchase common shares through our common share repurchase program;

•	a $16,992 decrease in principal payments on mortgages payable;

•
a $12,449 decrease in distributions paid as a result of a decrease in common shares outstanding due to the repurchase of common shares through our share repurchase program during 2017 and the redemption of our 7.00% Series A cumulative preferred stock in December 2017; and

•	a $1,752 decrease in debt prepayment fees;
partially offset by

•	a $200,000 decrease in proceeds from the issuance of unsecured term loans related to the funding of the Term Loan Due 2023 in January 2017;

•	a $108,000 decrease in net proceeds from our unsecured revolving line of credit; and

•	a $5,388 increase in the payment of loan fees and deposits.
We plan to continue to address our debt maturities through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations
During the nine months ended September 30, 2018, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Policies and Estimates
Our 2017 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the nine months ended September 30, 2018, there were no significant changes to these policies except for the policies related to the derecognition of nonfinancial assets and in substance nonfinancial assets, including real estate, and the recognition of the related gain on sale of investment properties as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets, as of January 1, 2018 as described in Note 2 – Summary of Significant Accounting Policies and Note 4 – Dispositions in the accompanying condensed consolidated financial statements.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to September 30, 2018, we:

•	repurchased 1,526 shares at an average price per share of $12.11 for a total of $18,509, resulting in $214,354 remaining available under our $500,000 common stock repurchase program; and

•
declared the cash dividend for the fourth quarter of 2018 of $0.165625 per share on our outstanding Class A common stock, which will be paid on January 10, 2019 to Class A common shareholders of record at the close of business on December 27, 2018.

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
As of September 30, 2018, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of September 30, 2018 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Asset
Fixed rate portion of Unsecured Credit Facility	$250,000	January 5, 2021	$4,590
Term Loan Due 2023	200,000	November 22, 2023 (a)	972
	$450,000		$5,562

(a)
As of September 30, 2018, we had two interest rate swap agreements with a total notional amount of $200,000 that mature on November 22, 2018. During the three months ended September 30, 2018, we entered into two forward-starting agreements to swap the same notional amount, which will be effective November 23, 2018 through November 22, 2023.

For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of September 30, 2018 for the remainder of 2018, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical decrease in our derivative asset of approximately $15,029.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $16,402 higher than the fair value as of September 30, 2018.
We had $209,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt, with an interest rate based upon LIBOR of 3.29% as of September 30, 2018. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of September 30, 2018, interest expense would increase by approximately $2,090 on an annualized basis.
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
Based on management’s evaluation as of September 30, 2018, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended September 30, 2018 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchases during the quarter ended September 30, 2018 and amounts outstanding under our common stock repurchase program.

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
July 1, 2018 to July 31, 2018	—	$—	—	$264,057
August 1, 2018 to August 31, 2018	306	$12.10	306	$260,344
September 1, 2018 to September 30, 2018 (b)	2,261	$12.14	2,261	$232,863
Total	2,567	$12.13	2,567	$232,863

(a)
As disclosed on the Forms 8-K dated December 15, 2015 and December 14, 2017, represents the amount outstanding under our $500,000 common stock repurchase program, which has no scheduled expiration date.

(b)	Includes 869 shares repurchased in September 2018 at an average price per share of $12.07 for a total of $10,513, which settled in October 2018.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Retail Properties of America, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2018).
10.2
Retention Agreement dated July 30, 2018 by and between the Registrant and Julie M. Swinehart (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 1, 2018).

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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three-Month Periods and Nine-Month Periods Ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	October 31, 2018

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	October 31, 2018