Form 10-K
period 2018-12-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2019-02-13
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2018, the aggregate market value of the Class A common stock held by non-affiliates was approximately $2.8 billion based upon the closing price as reported on the New York Stock Exchange on June 29, 2018 of $12.78 per share. (For this computation, the Registrant has excluded the market value of all shares of Class A common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
Number of shares outstanding of the registrant’s classes of common stock as of February 8, 2019:
Class A common stock:    213,482,981 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 23, 2019 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2018.

RETAIL PROPERTIES OF AMERICA, INC.

PART I
All dollar amounts and share amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share amounts. In this report, all references to “we,” “our” and “us” refer collectively to Retail Properties of America, Inc. and its subsidiaries.
ITEM 1. BUSINESS
General
Retail Properties of America, Inc. is a real estate investment trust (REIT) that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of December 31, 2018, we owned 105 retail operating properties in the United States representing 20,131,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of December 31, 2018:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	61	9,783	94.0%	94.4%
Power centers	25	5,454	93.4%	95.6%
Lifestyle centers and mixed-use properties (b)	16	4,538	93.5%	94.4%
Total multi-tenant retail	102	19,775	93.7%	94.7%
Single-user retail	3	356	100.0%	100.0%
Total retail operating portfolio	105	20,131	93.8%	94.8%
Redevelopment projects:
Circle East – redevelopment portion (c)	—
Plaza del Lago – multi-family rental units (d)	—
Carillon (e)	1
Total number of properties	106

(a)	Includes leases signed but not commenced.

(b)	Includes Reisterstown Road Plaza, which was reclassified from active redevelopment into our retail operating portfolio during the three months ended December 31, 2018.

(c)
This portion of the property was formerly known as Towson Circle and the operating portion, which was formerly known as Towson Square, is included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio.

(d)
We began redevelopment activities on the multi-family rental units at the property during the three months ended December 31, 2018. The operating portion of the property is included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio.

(e)	We have begun activities in anticipation of future redevelopment of this property, which was formerly known as Boulevard at the Capital Centre.
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
We completed our portfolio transformation during the first half of 2018 and as a result of these efforts, we have strengthened our portfolio and balance sheet and have geographically focused our portfolio. Since our inaugural investor day in 2013, including our pro rata share of unconsolidated joint ventures, we have (i) improved our retail annualized base rent (ABR) by 32% to $19.11 per square foot as of December 31, 2018 from $14.46 per square foot as of March 31, 2013, (ii) increased our concentration in lifestyle and mixed-use properties by 18% based on multi-tenant retail ABR to 34% as of December 31, 2018 from 16% as of March 31, 2013, and (iii) reduced our indebtedness by 37% to $1,628,450 as of December 31, 2018 from $2,601,912 as of March 31, 2013. Additionally, as of December 31, 2018, approximately 87.2% of our multi-tenant retail ABR was in the top 25 metropolitan statistical areas (MSAs), as determined by the United States Census Bureau and ranked based on the most recently available population estimates.
We have been primarily focused on growing our portfolio organically through accretive leasing activity and mixed-use redevelopment and expansion projects. In 2018, we signed 512 new and renewal leases across 3,407,000 square feet of GLA for a blended comparable re-leasing spread of 6.0%. In addition, we completed the major redevelopment construction activities at Reisterstown Road Plaza in 2017 and reclassified the property from active redevelopment into our retail operating portfolio during the three months ended December 31, 2018. Our active and near-term expansion and redevelopment projects consist of approximately $390,000 to $430,000 of expected investment during 2019 to 2022 and include the redevelopment portion of Circle East, the first phase of Carillon and the redevelopment of the existing multi-family rental units at Plaza del Lago, as well as pad developments and expansions at several of our mixed-use and lifestyle centers, including Downtown Crown, Main Street Promenade and One Loudoun Downtown. Our current portfolio of assets contains several additional projects in the longer-term pipeline, including, among others, future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
Competition
In seeking new investment opportunities, we compete with other real estate investors, including other REITs, pension funds, insurance companies, foreign investors, real estate partnerships, private equity funds, private individuals and other real estate companies.
From an operational perspective, we compete with other property owners on a variety of factors, including, but not limited to, location, visibility, quality and aesthetic value of construction, and strength and name recognition of tenants. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. Because our revenue potential may be linked to the success of retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience when trying to attract customers. These factors include other forms of retailing, including e-commerce and direct consumer sales, and general competition from other shopping centers. To remain competitive, we evaluate all of the factors affecting our centers and work to position them accordingly. We believe the principal factors that retailers consider in making their leasing decisions include:

•	consumer demographics;

•	quality, design and location of properties;

•	diversity and perceived quality of retailers within individual shopping centers;

•	management and operational expertise of the landlord; and

•	rental rates.
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

Employees
As of December 31, 2018, we had 211 employees.
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
Recent Tax Updates
This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.
The following discussion supplements and updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated November 2, 2018 contained in our Registration Statement on Form S-3 filed with the SEC on November 2, 2018.
Recent FATCA Regulations
On December 18, 2018, the Internal Revenue Service (IRS) promulgated proposed Treasury Regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds of a disposition of property that can produce U.S. source interest or dividends and thus implicate certain tax-related disclosures contained in the prospectus. While these proposed Treasury Regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed Treasury Regulations (subject to certain limited exceptions). As a result, the following revisions are made to the prospectus:

•
In the first sentence under “Material U.S. Federal Income Tax Considerations—Taxation of Holders of Certain Fixed Rate Debt Securities—Taxation of Non-U.S. Holders of Debt Securities—Disposition of the Debt Securities,” the phrase “(subject to the discussion below regarding FATCA withholding)” is deleted; and

•
The last two sentences in the paragraph under “Material U.S. Federal Income Tax Considerations—Foreign Accounts Tax Compliance Act Withholding Rules” are replaced with the following: “Withholding under this legislation applies with respect to any payment of interest, dividends, and certain other types of generally passive income if such payment is from sources within the United States. However, the following payments are not subject to FATCA withholding: (i) income from our stock or our debt securities that is treated as income effectively connected with the conduct of a trade or business within the United States; or (ii) distributions and proceeds from a sale or other disposition of our stock or our debt securities.”

Recent Partnership Audit Regulations
On December 21, 2018, the IRS adopted final Treasury Regulations under Sections 6221-6241 of the Code to implement the centralized partnership audit regime and applicable finalized Treasury Regulations retain the ability of a REIT that is a partner in a partnership to use deficiency dividend procedures with respect to partnership adjustments resulting from a “push-out election.”
Clarifications
Finally, certain discussions in the prospectus are clarified. The discussion of TRSs is clarified in light of the Tax Cuts and Jobs Act that, among other amendments, deleted former Section 163(j)(3)(C) of the Code, which imposed certain limits on the ability of a TRS of a REIT to deduct interest payments made by such TRS to such REIT. As a result, the following revisions are made to the prospectus in the second paragraph under “Material U.S. Federal Income Tax Considerations—Investments in TRSs”:

•	the third sentence is deleted; and

•
the fourth sentence is revised as follows: “For example, we will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by the TRS if the economic arrangements among us, our tenants, and/or the TRS are not comparable to similar arrangements among unrelated parties.”

Further, the discussion under “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Shareholders— Distributions” is clarified to explain that the exception to withholding under the Foreign Investment in Real Property Tax Act of 1980 on distributions with respect to a class of our common stock or preferred stock that are attributable to gain from our sale or exchange of United States real property interests for 10% or smaller holders may apply only if such class of common stock or preferred stock is regularly traded an established securities market located in the United States.
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
During a period of economic slowdown or recession, or the public perception that such a period may occur, declining demand for real estate could result in a general decline in rents and/or an increase in the number of defaults among our existing tenants, and, consequently, our properties may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow funds to cover fixed costs, and our cash flow, financial condition and results of operations could be adversely affected. As such, the per share trading price of our Class A common stock, the market price of our debt securities and our ability to satisfy our principal and interest obligations and make distributions to our shareholders may be adversely affected.
Our financial condition and results of operations could be adversely affected by poor economic or market conditions where our properties are located, especially in markets where we have a high concentration of properties.
The economic conditions in markets where our properties are concentrated greatly influence our financial condition and results of operations. We are particularly susceptible to adverse economic and other developments in such areas, including increased unemployment, industry slowdowns, corporate layoffs or downsizing, relocations of businesses, decreased consumer confidence, adverse changes in demographics, increases in real estate and other taxes, increased regulation and natural disasters. As of December 31, 2018, approximately 82.9% of our GLA and approximately 86.1% of our ABR in our retail operating portfolio was from 15 of the top 25 MSAs, including amounts attributable to our active and near-term redevelopments, and we may continue to increase our concentration in these markets. Notably, approximately 33.8% of our GLA and approximately 34.3% of our ABR in our retail operating portfolio was located in the state of Texas as of December 31, 2018. In addition, approximately 16.5% of our GLA and approximately 17.1% of our ABR in our retail operating portfolio, including amounts attributable to our active and near-term redevelopments, was located in the Washington, D.C./Baltimore MSAs as of December 31, 2018. Poor economic or market conditions in markets where our properties are located, including those in Texas and the Washington, D.C./Baltimore MSAs, may adversely affect our cash flow, financial condition and results of operations.
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
We may choose not to renew leases or be unable to renew leases, lease vacant space or re-lease space as leases expire. In addition, rents associated with new or renewed leases may be less than expiring rents or, to facilitate leasing, we may choose to provide significant lease inducements, rent abatements or incur significant capital expenditures to improve our properties, which could adversely affect our cash flow, financial condition and results of operations.
Approximately 5.2% of the total GLA in our retail operating portfolio was vacant as of December 31, 2018, excluding leases signed but not commenced. In addition, as of December 31, 2018, leases accounting for approximately 33.6% of the ABR in our retail operating portfolio are scheduled to expire within the next three years. We may choose not to renew leases based on various strategic factors such as operating strength of the occupying tenant, its retail category, merchandising composition of the property, other leasing opportunities available to us or redevelopment plans for the property. In our efforts to lease space, we compete with numerous developers, owners and operators of retail properties, many of whom own properties similar to, and in the same sub-markets as, our properties. As a result, we cannot assure you that leases will be renewed or that current or future vacancies will be re-leased at rental rates equal to or above the current average rental rates without significant down time, or that substantial lease inducements, rent abatements, tenant improvements, early termination and co-tenancy rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. Additionally, we may incur significant capital expenditures or accommodate requests for renovations and other improvements to make our properties more attractive to tenants. If we choose not to or are unable to renew existing leases, lease vacant space or re-lease space as leases expire, or if rents associated with new or renewed leases are less than expiring rents or we incur significant capital expenditures to improve our properties, our cash flow, financial condition and results of operations could be adversely affected.
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
Anchor tenants occupy a significant amount of the square footage and pay a significant portion of the total rent in our retail operating portfolio. Specifically, our 20 largest tenants based on ABR, many of which are anchor tenants, represent 36.7% of occupied GLA and 27.8% of ABR as of December 31, 2018. In addition, anchor tenants and “shadow” anchors, or retailers in or adjacent to our properties that occupy space we do not own, contribute to the success of other tenants by drawing customers to a property. The bankruptcy, insolvency or downturn in business of any of our anchor tenants could result in another tenant vacating its space, defaulting on its lease obligations, terminating its lease, exercising co-tenancy rights or renewing its lease at lower rental rates. As a result, our cash flow, financial condition and results of operations could be adversely affected.
If small shop tenants are not successful and, consequently, terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Small shop tenants, those that occupy less than 10,000 square feet, in our retail operating portfolio represent 31.8% of occupied GLA, but 48.2% of ABR as of December 31, 2018. Such tenants may have more limited resources than larger tenants and, as a result, may be more vulnerable to negative economic conditions. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and results of operations could be adversely affected.
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
Certain costs associated with our business, such as real estate taxes, state and local taxes, insurance, utilities, mortgage payments and corporate expenses, are relatively inflexible and generally do not decrease when (i) a property’s occupancy decreases, (ii) rental rates decrease, (iii) a tenant fails to pay rent or (iv) other circumstances cause our revenues to decrease. If we are unable to reduce our operating costs in response to declines in revenue, our cash flow, financial condition and results of operations could be adversely affected. In addition, inflationary or other price increases could result in increased operating costs and increases in assessed values or changes in tax rates could result in increased real estate taxes for us and our tenants. The extent to which we are unable to fully recover such increases in operating expenses and real estate taxes from our tenants, our cash flow, financial condition and results of operations could be adversely affected.
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

•	even if we are able to acquire a desired property, competition from other potential investors may significantly increase the purchase price;

•	we may incur significant costs and divert management’s attention in connection with the evaluation and negotiation of potential acquisitions, including ones that are subsequently not completed;

•	we may be unable to finance acquisitions on favorable terms and in the time period we desire, or at all;

•	we may be unable to quickly and efficiently integrate newly acquired properties, particularly the acquisition of portfolios of properties, into our existing operations;

•	we may acquire properties that are not initially accretive to our results and we may not successfully manage and lease those properties to meet our expectations; and

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
As of December 31, 2018, we had entered into joint ventures in connection with two of our expansion and redevelopment projects, One Loudoun Downtown and Carillon, and we expect to enter into additional joint venture arrangements in the future. Our existing joint ventures and any additional joint venture arrangements in which we may engage in the future are or could be subject to various risks, including the following:

•	lack of exclusive control over the joint venture, which may prevent us from taking actions that are in our best interest;

•
future capital constraints of our partners or failure of our partners to fund their share of required capital contributions, which may require us to contribute more capital than we anticipated to fund the developments and/or cover the joint venture’s liabilities;

•
actions by our partners that could jeopardize our REIT status, require us to pay taxes or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements;

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

•	joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring us to buy the other partner’s interest.
If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.
Development, redevelopment, expansions and pad development activities have inherent risks that could adversely impact our cash flow, financial condition and results of operations.
As of December 31, 2018, we had two projects in active redevelopment, the redevelopment portion of Circle East and the multi-family rental units at Plaza del Lago. We have invested a total of approximately $11,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at the redevelopment portion of Circle East. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $24,000 to $26,000 of additional funds to complete these projects. We anticipate engaging in additional redevelopment, expansions and pad development of commercial retail space and residential units in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development, redevelopment, expansions and pad development activities include the following:

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
We have seven properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate these properties. Assuming we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2050 and 2115. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. If we were to lose the right to operate a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.
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
Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe the properties in our portfolio substantially comply with the present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance, nor can we be assured that requirements will not change. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur costs to bring the property into compliance and it could result in the imposition of fines or an award of damages to private litigants. Additional federal, state and local laws may also require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our cash flow, financial condition and results of operations could be adversely affected.
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
A decline in the fair value of our assets could require us to recognize an impairment charge on such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the asset’s carrying value. If such a determination were to be made, we would recognize an impairment charge through earnings and write down the carrying value of such assets to a new cost basis based on the fair value of such assets on the date they are considered to not be recoverable. For the years ended December 31, 2018, 2017 and 2016, we recognized aggregate impairment charges related to investment properties of $2,079, $67,003 and $20,376, respectively. We may be required to recognize additional asset impairment charges in the future.
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
Our Unsecured Credit Facility, which is comprised of our unsecured revolving line of credit and unsecured term loan, is governed by our unsecured credit agreement (the Unsecured Credit Agreement). Our other debt agreements include, but are not limited to, the Indenture, as supplemented, governing our Notes Due 2025 (the Indenture), the note purchase agreements governing our Notes Due 2021, 2024, 2026 and 2028 (the Note Purchase Agreements) and the credit agreement governing our Term Loan Due 2023 (the Term Loan Agreement). The Unsecured Credit Agreement, the Indenture, the Note Purchase Agreements, the Term Loan Agreement and any future debt agreements require, or may require, compliance with certain financial and operating covenants, including, among others, the requirement to maintain maximum unencumbered, secured and consolidated leverage ratios, minimum interest, fixed charge, debt service and unencumbered interest coverage ratios, a minimum ratio of assets to unsecured debt and a minimum consolidated net worth. They also contain or may contain customary events of default, including defaults on any of our recourse indebtedness in excess of $50,000. The provisions of these agreements could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or other accretive transactions.
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
Although a significant amount of our outstanding debt has fixed interest rates, we also borrow funds at variable interest rates. As of December 31, 2018, we had $273,000 of unhedged London Interbank Offered Rate (LIBOR)-based variable rate debt outstanding. During 2018, LIBOR increased, and interest rates may continue to increase in the future, which would increase our interest expense on any outstanding unhedged variable rate debt and could affect the terms under which we refinance our existing debt as it matures, which would adversely affect our cash flow, financial condition and results of operations.
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
Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we have elected to be taxed as a REIT, we may be required to identify and use sources of cash for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.
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
Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without shareholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock, classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. In addition, our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control that might involve a premium price for our common stock or that our shareholders may believe is in their best interests.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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
Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of a majority of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority vote of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control that is in the best interests of our shareholders.
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
Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible expenses, such as capital expenditures, limitations on interest deductions, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required amortization payments or limitations on the deduction of net operating losses. If we do not have other funds available in these situations, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales, in order to satisfy our REIT distribution requirements. Such actions could adversely affect our cash flow and results of operations.
Dividends payable by REITs generally do not qualify for reduced tax rates.
Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates, which are lower than ordinary income rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are generally taxed at ordinary income rates as opposed to the capital gain rates (provided that for taxable years 2018 to 2025, non-corporate taxpayers generally may deduct up to 20% of their ordinary REIT dividends, subject to certain limitations). Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends. In addition, non-REIT corporations may begin to pay dividends or increase dividends as a result of the lower corporate income tax rate that went into effect in 2018. As a result, the trading price of our Class A common stock may be negatively impacted.
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
On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (TCJA), was enacted. The TCJA made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The long-term effect of the significant changes made by the TCJA remains uncertain, and additional administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders or holders of our debt securities.
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
We currently have $700,000 of unsecured notes outstanding and in the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred or common stock. Holders of debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Furthermore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. We are not required to offer any such equity securities to existing shareholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market price of our common stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.
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
The Financial Accounting Standards Board (FASB) recently issued new guidance on a variety of topics, including, among others, lease accounting, that may impact how we account for certain transactions. Specifically, the new lease accounting guidance will require the recognition of a lease liability and a right-of-use (ROU) asset for operating leases where we are the lessee, such as ground leases and office leases. We have assessed the impact of adoption of this new standard and expect to record a lease liability and a ROU asset of approximately $95,000 to $110,000 as of January 1, 2019 for existing leases as of that date. The ROU asset will be presented net of our existing straight-line ground rent liability of $31,030 and our acquired ground lease intangible liability of $11,898. We continue to assess the impact of this new standard and are unable to predict the full impact other new accounting standards that we have not yet adopted could have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth summary information regarding our retail operating portfolio as of December 31, 2018. Dollars (other than per square foot information) and square feet of GLA are presented in thousands. This information is grouped into divisions based on the manner in which we have structured our asset management, property management and leasing operations. For additional property details on our operating portfolio, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Division	Number of Properties	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	GLA	% of Total GLA	Occupancy (a)
Eastern Division
Florida, Georgia, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia	42	$150,130	41.6%	$19.33	8,279	41.1%	93.8%
Western Division
Arizona, California, Illinois, Missouri, Texas, Washington	63	210,804	58.4%	18.96	11,852	58.9%	93.8%
Total retail operating portfolio (b)	105	$360,934	100.0%	$19.11	20,131	100.0%	93.8%

(a)	Calculated as the percentage of economically occupied GLA as of December 31, 2018. Including leases signed but not commenced, our retail operating portfolio was 94.8% leased as of December 31, 2018.

(b)
Excludes (i) the redevelopment portion of Circle East, which is in active redevelopment, (ii) the multi-family rental units at Plaza del Lago, which are in active redevelopment, and (ii) Carillon, where we have begun activities in anticipation of future redevelopment.

The following table sets forth information regarding the 20 largest tenants in our retail operating portfolio based on ABR as of December 31, 2018. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Tenant	Primary DBA	Number of Stores	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	Occupied GLA	% of Occupied GLA
Best Buy Co., Inc.	Best Buy, Pacific Sales	12	$8,443	2.3%	$17.20	491	2.6%
The TJX Companies, Inc.	HomeGoods, Marshalls, T.J. Maxx	23	7,020	1.9%	10.68	657	3.5%
Regal Entertainment Group	Edwards Cinema	2	6,968	1.9%	31.82	219	1.2%
Bed Bath & Beyond Inc.	Bed Bath & Beyond, Buy Buy Baby, Cost Plus World Market	18	6,780	1.9%	14.13	480	2.5%
AB Acquisition LLC	Safeway, Jewel-Osco, Tom Thumb	9	6,649	1.8%	13.68	486	2.6%
Ross Stores, Inc.	Ross Dress for Less	20	6,566	1.8%	11.24	584	3.1%
PetSmart, Inc.		17	5,626	1.6%	16.26	346	1.8%
Ahold U.S.A. Inc.	Stop & Shop, Giant Eagle	4	5,389	1.5%	22.27	242	1.3%
Michaels Stores, Inc.	Michaels, Aaron Brothers Art & Frame	17	4,997	1.4%	13.05	383	2.0%
Ascena Retail Group Inc.	Dress Barn, Lane Bryant, Justice, Catherine’s, Ann Taylor, Maurices, LOFT	40	4,734	1.3%	22.65	209	1.1%
Gap Inc.	Old Navy, Banana Republic, The Gap, Gap Factory Store, Athleta	22	4,676	1.3%	18.41	254	1.3%
BJ’s Wholesale Club, Inc.		2	4,659	1.3%	19.02	245	1.3%
Lowe’s Companies, Inc.		4	3,944	1.1%	6.47	610	3.2%
The Kroger Co.	Kroger, Harris Teeter, QFC	7	3,638	1.0%	10.42	349	1.9%
Party City Holdings Inc.		17	3,495	1.0%	14.09	248	1.3%
The Home Depot, Inc.		3	3,484	1.0%	9.60	363	1.9%
Office Depot, Inc.	Office Depot, OfficeMax	11	3,449	1.0%	13.96	247	1.3%
Barnes & Noble, Inc.		7	3,415	0.9%	19.85	172	0.9%
Pier 1 Imports, Inc.		16	3,172	0.9%	19.70	161	0.9%
Petco Animal Supplies, Inc.		13	3,147	0.9%	17.58	179	1.0%
Total Top Retail Tenants		264	$100,251	27.8%	$14.48	6,925	36.7%
The following table sets forth a summary, as of December 31, 2018, of lease expirations scheduled to occur during 2019 and each of the nine calendar years from 2020 to 2028 and thereafter, assuming no exercise of renewal options or early termination rights for all leases in our retail operating portfolio. The following table is based on leases commenced as of December 31, 2018. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Lease Expiration Year	Lease Count	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	GLA	% of Occupied GLA
2019 (a)	329	$37,190	10.3%	$22.14	1,680	8.9%
2020	341	36,756	10.2%	20.77	1,770	9.4%
2021	303	46,169	12.8%	19.57	2,359	12.5%
2022	316	49,522	13.7%	16.60	2,984	15.8%
2023	333	49,017	13.5%	19.28	2,543	13.5%
2024	283	42,273	11.7%	17.94	2,356	12.4%
2025	115	22,134	6.1%	16.58	1,335	7.1%
2026	81	16,116	4.5%	21.66	744	4.0%
2027	81	13,025	3.6%	15.96	816	4.3%
2028	80	18,632	5.2%	22.95	812	4.3%
Thereafter	80	29,162	8.1%	20.22	1,442	7.6%
Month-to-month	21	938	0.3%	20.39	46	0.2%
Total	2,363	$360,934	100.0%	$19.11	18,887	100.0%

(a)	Excludes month-to-month leases.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock trades on the NYSE under the trading symbol RPAI. The closing share price of our Class A common stock on February 8, 2019, as reported on the NYSE, was $13.17.
As of February 8, 2019, there were approximately 12,600 record holders of our Class A common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares of record are held by a broker or clearing agency.
We declared quarterly distributions totaling $0.6625 per share of our Class A common stock during 2018 and 2017.
We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. The Code imposes tax on any undistributed REIT taxable income.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansion and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital and (vii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our unsecured credit agreement, and to reduce any income and excise taxes that we otherwise would be required to pay. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital or by borrowing funds, issuing equity or selling assets. Our actual results of operations will be affected by a number of factors, including the revenues we receive from tenants at our properties, our operating and other expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Item 1A. “Risk Factors.”
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2018.

Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchases during the quarter ended December 31, 2018, including, where applicable, shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted shares, and amounts outstanding under our common stock repurchase program:

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
October 1, 2018 to October 31, 2018	1,526	$12.11	1,526	$214,354
November 1, 2018 to November 30, 2018	459	$11.91	459	$208,879
December 1, 2018 to December 31, 2018	1,822	$11.03	1,789	$189,105
Total	3,807	$11.57	3,774	$189,105

(a)
As disclosed on the Current Reports on Form 8-K dated December 15, 2015 and December 14, 2017, represents the amount outstanding under our $500,000 common stock repurchase program, which has no scheduled expiration date.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes appearing elsewhere in this annual report.
RETAIL PROPERTIES OF AMERICA, INC.
As of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014
(Amounts in thousands, except per share amounts)

	2018 (a)	2017	2016	2015	2014
Net investment properties	$3,379,152	$3,569,937	$4,056,173	$4,254,647	$4,314,905
Total assets	$3,647,470	$3,918,264	$4,452,973	$4,621,251	$4,787,989
Total debt	$1,622,049	$1,746,086	$1,997,925	$2,166,238	$2,318,735
Total shareholders’ equity	$1,746,591	$1,885,700	$2,152,086	$2,155,337	$2,187,881

Total revenues	$482,497	$538,139	$583,143	$603,960	$600,614
Total expenses	(368,987)	(478,904)	(456,997)	(462,890)	(497,969)
Interest expense	(73,746)	(146,092)	(109,730)	(138,938)	(133,835)
Gain on sales of investment properties, net	37,211	337,975	129,707	121,792	42,196
Other, net	665	373	20,694	1,700	32,294
Net income	77,640	251,491	166,817	125,624	43,300
Net income attributable to noncontrolling interest	—	—	—	(528)	—
Net income attributable to the Company	77,640	251,491	166,817	125,096	43,300
Preferred stock dividends	—	(13,867)	(9,450)	(9,450)	(9,450)
Net income attributable to common shareholders	$77,640	$237,624	$157,367	$115,646	$33,850

Earnings per common share – basic and diluted	$0.35	$1.03	$0.66	$0.49	$0.14

Distributions declared – preferred	$—	$9,161	$9,450	$9,450	$9,450
Distributions declared per preferred share	$—	$1.70	$1.75	$1.75	$1.75
Excess of redemption value over carrying value of preferred stock redemption	$—	$4,706	$—	$—	$—
Distributions declared – common	$144,409	$151,612	$157,168	$157,173	$156,742
Distributions declared per common share	$0.66	$0.66	$0.66	$0.66	$0.66

Cash flows provided by operating activities	$204,163	$247,516	$266,130	$266,650	$263,161
Cash flows provided by investing activities	$87,275	$608,302	$12,444	$2,623	$95,721
Cash flows used in financing activities	$(358,172)	$(851,832)	$(283,453)	$(352,806)	$(286,509)

Weighted average number of common shares outstanding – basic	217,830	230,747	236,651	236,380	236,184
Weighted average number of common shares outstanding – diluted	218,231	230,927	236,951	236,382	236,187

(a)
On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis. The selected financial data for the years ended December 31, 2017, 2016, 2015 and 2014 was not retrospectively adjusted.

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
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of December 31, 2018, we owned 105 retail operating properties in the United States representing 20,131,000 square feet of GLA. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of December 31, 2018:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	61	9,783	94.0%	94.4%
Power centers	25	5,454	93.4%	95.6%
Lifestyle centers and mixed-use properties (b)	16	4,538	93.5%	94.4%
Total multi-tenant retail	102	19,775	93.7%	94.7%
Single-user retail	3	356	100.0%	100.0%
Total retail operating portfolio	105	20,131	93.8%	94.8%
Redevelopment projects:
Circle East – redevelopment portion (c)	—
Plaza del Lago – multi-family rental units (d)	—
Carillon (e)	1
Total number of properties	106

(a)	Includes leases signed but not commenced.

(b)	Includes Reisterstown Road Plaza, which was reclassified from active redevelopment into our retail operating portfolio during the three months ended December 31, 2018.

(c)
This portion of the property was formerly known as Towson Circle and the operating portion, which was formerly known as Towson Square, is included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio.

(d)
We began redevelopment activities on the multi-family rental units at the property during the three months ended December 31, 2018. The operating portion of the property is included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio.

(e)	We have begun activities in anticipation of future redevelopment of this property, which was formerly known as Boulevard at the Capital Centre.

During the first half of 2018, we completed our portfolio transformation, the core objective of which was to become a prominent owner of multi-tenant retail properties primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin.
We have been primarily focused on growing our portfolio organically through accretive leasing activity and mixed-use redevelopment and expansion projects. We completed the major redevelopment construction activities at Reisterstown Road Plaza in 2017 and reclassified the property from active redevelopment into our retail operating portfolio during the three months ended December 31, 2018. Our active and near-term expansion and redevelopment projects consist of approximately $390,000 to $430,000 of expected investment during 2019 to 2022 and include the redevelopment portion of Circle East, the first phase of Carillon and the redevelopment of the existing multi-family rental units at Plaza del Lago, as well as pad developments and expansions at several of our mixed-use and lifestyle centers, including Downtown Crown, Main Street Promenade and One Loudoun Downtown. Our current portfolio of assets contains several additional projects in the longer-term pipeline, including, among others, future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
2018 Company Highlights
Acquisitions
During the year ended December 31, 2018, we acquired One Loudoun Uptown, a 58-acre land parcel, of which 32 acres are developable, located adjacent to One Loudoun Downtown, our multi-tenant retail operating property located in Ashburn, Virginia, for a purchase price of $25,000. The acquired land parcel is classified as land held for development and is included in “Developments in progress” in the accompanying consolidated balance sheets.
Developments in Progress
During the year ended December 31, 2018, we:

•	invested $12,226 in our active redevelopment projects at Reisterstown Road Plaza, Circle East and Plaza del Lago;

•
received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at the redevelopment portion of Circle East, which is shown net in the “Developments in progress” balance as of December 31, 2018 in the accompanying consolidated balance sheets;

•	commenced active redevelopment on the multi-family rental units at Plaza del Lago; and

•
placed the Reisterstown Road Plaza redevelopment project in service and reclassified the related costs from “Developments in progress” into “Buildings and other improvements” in the accompanying consolidated balance sheets.

The following table summarizes developments in progress as of December 31, 2018:

Property Name	MSA	December 31, 2018
Active developments/redevelopments:
Circle East – redevelopment portion	Baltimore	$22,383
Plaza del Lago – multi-family rental units	Chicago	536
		22,919
Land held for development:
One Loudoun Uptown	Washington, D.C.	25,450
Total developments in progress		$48,369
Dispositions
During the year ended December 31, 2018, we continued to pursue targeted dispositions of select non-target and single-user properties. Consideration from dispositions totaled $201,400 and included the sales of six multi-tenant retail operating properties aggregating 836,900 square feet for total consideration of $104,500, three single-user retail properties aggregating 98,900 square feet for total consideration of $10,300 and Schaumburg Towers, an 895,400 square foot office complex, for consideration of $86,600.

The following table summarizes our 2018 dispositions:

Date	Property Name	Property Type	Square Footage	Consideration
January 19, 2018	Crown Theater	Single-user retail	74,200	$6,900
February 15, 2018	Cranberry Square	Multi-tenant retail	195,200	23,500
March 7, 2018	Rite Aid Store (Eckerd) – Crossville, TN	Single-user retail	13,800	1,800
March 20, 2018	Home Depot Plaza	Multi-tenant retail	135,600	16,250
March 21, 2018	Governor's Marketplace	Multi-tenant retail	243,100	23,500
March 28, 2018	Stony Creek I & Stony Creek II	Multi-tenant retail	204,800	32,800
April 19, 2018	CVS Pharmacy – Lawton, OK	Single-user retail	10,900	1,600
May 31, 2018	Schaumburg Towers	Office	895,400	86,600
December 28, 2018	Orange Plaza (Golfland Plaza)	Multi-tenant retail	58,200	8,450
			1,831,200	$201,400
In addition to the property dispositions listed above, during the year ended December 31, 2018, we received (i) consideration of $11,970 in connection with the sale of air rights at the redevelopment portion of Circle East and (ii) consideration of $1,800 in connection with the first phase of the sale of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown.
Market Summary
The following table summarizes our retail operating portfolio by market as of December 31, 2018:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$81,616	23.2%	$22.36	3,938	19.9%	92.7%	93.2%
Washington, D.C.	8	38,101	10.8%	28.44	1,387	7.0%	96.6%	97.2%
New York	9	36,287	10.3%	28.76	1,292	6.5%	97.6%	97.6%
Chicago	8	29,341	8.3%	23.20	1,358	6.9%	93.1%	93.4%
Baltimore (c)	5	21,791	6.2%	14.71	1,603	8.1%	92.4%	96.9%
Seattle	8	21,432	6.1%	15.63	1,477	7.5%	92.8%	93.6%
Atlanta	9	19,695	5.6%	13.77	1,513	7.7%	94.6%	94.6%
Houston	9	15,746	4.5%	14.73	1,141	5.8%	93.7%	94.3%
San Antonio	3	12,715	3.6%	17.65	721	3.6%	99.8%	100.0%
Phoenix	3	10,556	3.0%	17.79	632	3.2%	94.0%	94.0%
Los Angeles	1	5,394	1.5%	28.23	241	1.2%	79.4%	79.4%
Riverside	1	4,610	1.3%	15.76	292	1.5%	100.0%	100.0%
St. Louis	1	4,163	1.2%	9.67	453	2.3%	95.0%	95.0%
Charlotte	1	3,060	0.9%	12.71	320	1.6%	75.3%	90.6%
Tampa	1	2,374	0.7%	19.47	126	0.6%	97.0%	97.0%
Subtotal	86	306,881	87.2%	19.85	16,494	83.4%	93.7%	94.8%

Non-Top 25 MSAs (b)	16	45,103	12.8%	14.68	3,281	16.6%	93.6%	94.3%

Total Multi-Tenant Retail	102	351,984	100.0%	18.99	19,775	100.0%	93.7%	94.7%

Single-User Retail	3	8,950		25.19	356		100.0%	100.0%

Total Retail Operating Portfolio (d)	105	360,934		$19.11	20,131		93.8%	94.8%

(a)
Excludes $2,271 of multi-tenant retail ABR and 395 square feet of multi-tenant retail GLA attributable to (i) the redevelopment portion of Circle East, which is in active redevelopment and (ii) Carillon, where we have begun activities in anticipation of future redevelopment, which are located in the Baltimore and Washington, D.C. MSAs, respectively. Including these amounts, 87.3% of our multi-tenant retail ABR and 83.7% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs and Non-Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)	Includes Reisterstown Road Plaza, a formerly active redevelopment that was reclassified into our retail operating portfolio during the three months ended December 31, 2018.

(d)	Excludes the multi-family rental units at Plaza del Lago, which are in active redevelopment.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the year ended December 31, 2018. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	350	2,439	$20.13	$19.20	4.8%	4.8	$1.29
Comparable New Leases	53	312	24.09	21.06	14.4%	9.4	44.68
Non-Comparable New and Renewal Leases (b)	109	656	19.65	N/A	N/A	6.6	34.23
Total	512	3,407	$20.58	$19.41	6.0%	5.6	$11.62

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

We anticipate our leasing efforts in 2019 will focus on (i) vacant anchor and small shop space, (ii) upcoming lease expirations and (iii) spaces within our redevelopment and expansion projects. As we lease vacant space, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and optimize the mix of operators and unique retailers at our properties.
Capital Markets
During the year ended December 31, 2018, we:

•
entered into our fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000, comprised of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan (collectively, the Unsecured Credit Facility), which increased capacity on the unsecured revolving line of credit by $100,000, extended its maturity date by 2.3 years and improved the pricing on borrowings under the unsecured revolving line of credit and unsecured term loan by 0.30% and 0.10%, respectively;

•	repaid the remaining $100,000 of our unsecured term loan due 2018 in conjunction with the execution of the Unsecured Credit Agreement;

•	amended the agreement governing our term loan due 2023 to improve our credit spread by 0.50%;

•
entered into two agreements to swap a total of $200,000 of LIBOR-based variable rate debt to a fixed interest rate of 2.85% through November 22, 2023 upon the expiration of the previous swap agreements;

•	borrowed $57,000, net of repayments, on our unsecured revolving line of credit;

•	repaid $77,987 of mortgages payable, incurred $5,791 of debt prepayment fees and made scheduled principal payments of $3,801 related to amortizing loans; and

•
repurchased 6,341 shares of our Class A common stock at an average price per share of $11.80 for a total of $74,952, resulting in $189,105 remaining available for repurchases under our $500,000 common stock repurchase program.

Distributions
We declared quarterly distributions totaling $0.6625 per share of our Class A common stock during 2018.

Results of Operations
Comparison of Results for the Years Ended December 31, 2018 to 2017

	Year Ended December 31,
	2018	2017	Change
Revenues
Rental income	$370,638	$414,804	$(44,166)
Tenant recovery income	105,170	115,944	(10,774)
Other property income	6,689	7,391	(702)
Total revenues	482,497	538,139	(55,642)

Expenses
Operating expenses	74,885	84,556	(9,671)
Real estate taxes	73,683	82,755	(9,072)
Depreciation and amortization	175,977	203,866	(27,889)
Provision for impairment of investment properties	2,079	67,003	(64,924)
General and administrative expenses	42,363	40,724	1,639
Total expenses	368,987	478,904	(109,917)

Other (expense) income
Interest expense	(73,746)	(146,092)	72,346
Gain on sales of investment properties	37,211	337,975	(300,764)
Other income, net	665	373	292
Net income	77,640	251,491	(173,851)
Preferred stock dividends	—	(13,867)	13,867
Net income attributable to common shareholders	$77,640	$237,624	$(159,984)
We owned 112 retail operating properties and one office complex as of December 31, 2017, which decreased to 105 retail operating properties as of December 31, 2018 as a result of the completion of our portfolio transformation during the first half of 2018.
Net income attributable to common shareholders decreased $159,984 from $237,624 for the year ended December 31, 2017 to $77,640 for the year ended December 31, 2018 primarily as a result of the following:

•
a $300,764 decrease in gain on sales of investment properties related to the sales of 10 investment properties and a land parcel, representing approximately 1,831,200 square feet of GLA, and the sale of air rights at the redevelopment portion of Circle East during the year ended December 31, 2018 compared to the sales of 47 investment properties, representing approximately 5,810,700 square feet of GLA, during the year ended December 31, 2017; and

•
a $44,166 decrease in rental income primarily consisting of a $46,084 decrease in base rent, which resulted from the operating properties sold during 2017 and 2018, partially offset by the growth from our same store portfolio and an increase in base rent from the operating properties acquired during 2017;

partially offset by

•	a $72,346 decrease in interest expense primarily consisting of:

•
a $62,675 decrease in prepayment penalties and defeasance premiums and a $4,079 decrease in capitalized loan fee write-offs primarily related to the defeasance of the IW JV portfolio of mortgages payable during the year ended December 31, 2017, which resulted in a defeasance premium and associated fees totaling $60,198 and the write-off of $4,003 of capitalized loan fees; and

•	a $5,357 decrease in interest on mortgages payable due to a reduction in mortgage debt;

•
a $64,924 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 14 and 15 to the accompanying consolidated financial statements), we recognized impairment charges of $2,079 and $67,003 for the year ended December 31, 2018 and 2017, respectively. Impairment charges recorded during 2017 were primarily related to Schaumburg Towers, which was sold on May 31, 2018;

•	a $27,889 decrease in depreciation and amortization primarily due to the investment properties sold during 2017 and 2018; and

•	a $13,867 decrease in preferred stock dividends due to the redemption of our 7.00% Series A cumulative redeemable preferred stock on December 20, 2017.
Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than lease termination fee expense and non-cash ground rent expense, which is comprised of straight-line ground rent expense and amortization of acquired ground lease intangibles. NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.
Same store portfolio – 2018 and 2017
For the year ended December 31, 2018, our same store portfolio consisted of 101 retail operating properties acquired or placed in service and stabilized prior to January 1, 2017. The number of properties in our same store portfolio decreased to 101 as of December 31, 2018 from 102 as of December 31, 2017 as a result of the following:

•	the removal of eight same store investment properties sold during the year ended December 31, 2018;
partially offset by

•	the addition of seven same store investment properties acquired prior to January 1, 2017.
The sale of Crown Theater on January 19, 2018 did not impact the number of same store investment properties as it was classified as held for sale as of December 31, 2017. In addition, the sale of Schaumburg Towers on May 31, 2018 did not impact the number of same store investment properties as it was not previously included in our same store portfolio.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired after December 31, 2016, including Plaza del Lago, of which the multi-family rental units are in active redevelopment;

•	Reisterstown Road Plaza, which was reclassified from active redevelopment into our retail operating portfolio during 2018;

•	the redevelopment portion of Circle East, which is in active redevelopment;

•	Carillon, where we have begun activities in anticipation of future redevelopment;

•	properties that were sold or held for sale in 2017 and 2018, including Schaumburg Towers; and

•	the net income from our wholly-owned captive insurance company.

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Net income attributable to common shareholders	$77,640	$237,624	$(159,984)
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	—	13,867	(13,867)
Gain on sales of investment properties	(37,211)	(337,975)	300,764
Depreciation and amortization	175,977	203,866	(27,889)
Provision for impairment of investment properties	2,079	67,003	(64,924)
General and administrative expenses	42,363	40,724	1,639
Interest expense	73,746	146,092	(72,346)
Straight-line rental income, net	(5,717)	(4,646)	(1,071)
Amortization of acquired above and below market lease intangibles, net	(5,467)	(3,313)	(2,154)
Amortization of lease inducements	1,020	1,065	(45)
Lease termination fees, net	179	(2,021)	2,200
Non-cash ground rent expense, net	1,844	2,150	(306)
Other income, net	(665)	(373)	(292)
NOI	325,788	364,063	(38,275)
NOI from Other Investment Properties	(19,114)	(64,115)	45,001
Same Store NOI	$306,674	$299,948	$6,726

	Year Ended December 31,
	2018	2017	Change
Same Store NOI:
Base rent	$329,512	$325,398	$4,114
Percentage and specialty rent	3,624	3,819	(195)
Tenant recovery income	99,140	96,594	2,546
Other property operating income	4,616	4,111	505
	436,892	429,922	6,970

Property operating expenses	60,049	61,577	(1,528)
Bad debt expense	1,706	1,123	583
Real estate taxes	68,463	67,274	1,189
	130,218	129,974	244

Same Store NOI	$306,674	$299,948	$6,726
Same Store NOI increased $6,726, or 2.2%, primarily due to the following:

•	base rent increased $4,114 primarily due to increases of $2,753 from contractual rent changes and $1,620 from re-leasing spreads; and

•
property operating expenses and real estate taxes, net of tenant recovery income, decreased $2,885 primarily due to decreases in certain non-recoverable property operating expenses, partially offset by increases in net real estate taxes resulting from higher real estate tax assessments and increases in net recoverable property operating expenses.

Comparison of Results for the Years Ended December 31, 2017 to 2016

	Year Ended December 31,
	2017	2016	Change
Revenues
Rental income	$414,804	$455,658	$(40,854)
Tenant recovery income	115,944	118,569	(2,625)
Other property income	7,391	8,916	(1,525)
Total revenues	538,139	583,143	(45,004)

Expenses
Operating expenses	84,556	85,895	(1,339)
Real estate taxes	82,755	81,774	981
Depreciation and amortization	203,866	224,430	(20,564)
Provision for impairment of investment properties	67,003	20,376	46,627
General and administrative expenses	40,724	44,522	(3,798)
Total expenses	478,904	456,997	21,907

Other income (expense)
Gain on extinguishment of debt	—	13,653	(13,653)
Gain on extinguishment of other liabilities	—	6,978	(6,978)
Interest expense	(146,092)	(109,730)	(36,362)
Gain on sales of investment properties	337,975	129,707	208,268
Other income, net	373	63	310
Net income	251,491	166,817	84,674
Preferred stock dividends	(13,867)	(9,450)	(4,417)
Net income attributable to common shareholders	$237,624	$157,367	$80,257
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

•
a $40,854 decrease in rental income primarily consisting of a $41,665 decrease in base rent, which resulted from the operating properties sold during 2016 and 2017 or classified as held for sale as of December 31, 2017, along with decreases from our one remaining office property and our redevelopment properties, partially offset by an increase from the operating properties acquired during 2016 and 2017 and growth from our same store portfolio;

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

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
Net income attributable to common shareholders	$237,624	$157,367	$80,257
Adjustments to reconcile to Same Store NOI:
Preferred stock dividends	13,867	9,450	4,417
Gain on sales of investment properties	(337,975)	(129,707)	(208,268)
Depreciation and amortization	203,866	224,430	(20,564)
Provision for impairment of investment properties	67,003	20,376	46,627
General and administrative expenses	40,724	44,522	(3,798)
Gain on extinguishment of debt	—	(13,653)	13,653
Gain on extinguishment of other liabilities	—	(6,978)	6,978
Interest expense	146,092	109,730	36,362
Straight-line rental income, net	(4,646)	(4,601)	(45)
Amortization of acquired above and below market lease intangibles, net	(3,313)	(2,991)	(322)
Amortization of lease inducements	1,065	1,033	32
Lease termination fees	(2,021)	(3,339)	1,318
Non-cash ground rent expense, net	2,150	2,693	(543)
Other income, net	(373)	(63)	(310)
NOI	364,063	408,269	(44,206)
NOI from Other Investment Properties	(77,145)	(127,002)	49,857
Same Store NOI	$286,918	$281,267	$5,651

	Year Ended December 31,
	2017	2016	Change
Same Store NOI:
Base rent	$313,253	$308,383	$4,870
Percentage and specialty rent	3,307	3,509	(202)
Tenant recovery income	91,669	88,536	3,133
Other property operating income	2,883	2,770	113
	411,112	403,198	7,914

Property operating expenses	57,933	59,067	(1,134)
Bad debt expense	1,012	1,161	(149)
Real estate taxes	65,249	61,703	3,546
	124,194	121,931	2,263

Same Store NOI	$286,918	$281,267	$5,651
Same store NOI increased $5,651, or 2.0%, primarily due to the following:

•	base rent increased $4,870 primarily due to increases of $2,429 from contractual rent changes and $2,074 from re-leasing spreads and $600 from lower rent abatements; and

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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common shareholders	$77,640	$237,624	$157,367
Depreciation and amortization of depreciable real estate	174,672	202,110	223,018
Provision for impairment of investment properties	2,079	67,003	17,369
Gain on sales of depreciable investment properties	(33,747)	(337,975)	(129,707)
FFO attributable to common shareholders	$220,644	$168,762	$268,047

FFO attributable to common shareholders per common share outstanding – diluted	$1.01	$0.73	$1.13

FFO attributable to common shareholders	$220,644	$168,762	$268,047
Impact on earnings from the early extinguishment of debt, net	5,944	72,654	(7,028)
Provision for hedge ineffectiveness	—	9	(21)
Gain on sale of non-depreciable investment property	(3,464)	—	—
Provision for impairment of non-depreciable investment property	—	—	3,007
Gain on extinguishment of other liabilities	—	—	(6,978)
Impact on earnings from executive separation (a)	1,737	(1,086)	—
Excess of redemption value over carrying value of preferred stock redemption (b)	—	4,706	—
Other (c)	629	441	132
Operating FFO attributable to common shareholders	$225,490	$245,486	$257,159

Operating FFO attributable to common shareholders per common share outstanding – diluted	$1.03	$1.06	$1.09

(a)	Reflected as an increase (decrease) within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

(b)	Included within “Preferred stock dividends” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

(c)
Primarily consists of the impact on earnings from litigation involving the Company, including actual or anticipated settlement and associated legal costs as well as easement proceeds, which are included in “Other income, net” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

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
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Operating cash flow	▪	Tenant allowances and leasing costs
▪	Cash and cash equivalents	▪	Improvements made to individual properties, certain of which are not
▪	Available borrowings under our unsecured revolving		recoverable through common area maintenance charges to tenants
	line of credit	▪	Debt repayments
▪	Proceeds from capital markets transactions	▪	Distribution payments
▪	Proceeds from asset dispositions	▪	Redevelopment, expansion and pad development activities
▪	Proceeds from the sales of air rights	▪	Acquisitions
		▪	New development
		▪	Repurchases of our common stock
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We have funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of December 31, 2018, we had $3,090 of principal amortization due through the end of 2019, which we plan on satisfying through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of December 31, 2018:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$205,450	4.65%	Various	4.5 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	2.5 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	5.5 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	6.2 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	7.8 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	10.0 years
Total unsecured notes payable (a)	700,000	4.19%		6.3 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (b)	250,000	3.20%	January 5, 2021	2.0 years
Revolving line of credit – variable rate	273,000	3.57%	April 22, 2022 (c)	3.3 years
Total unsecured credit facility (a)	523,000	3.40%		2.7 years

Term Loan Due 2023 – fixed rate (a) (d)	200,000	4.05%	November 22, 2023	4.9 years

Total consolidated indebtedness	$1,628,450	3.98%		4.7 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $775, discount of $(536) and capitalized loan fees of $(369), net of accumulated amortization, as of December 31, 2018. Unsecured notes payable excludes discount of $(734) and capitalized loan fees of $(2,904), net of accumulated amortization, as of December 31, 2018. Term loans exclude capitalized loan fees of $(2,633), net of accumulated amortization, as of December 31, 2018. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of December 31, 2018.

(c)
We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of December 31, 2018.

Mortgages Payable
During the year ended December 31, 2018, we repaid mortgages payable in the total amount of $77,987, which had a weighted average fixed interest rate of 5.89%, incurred $5,791 of debt prepayment fees and made scheduled principal payments of $3,801 related to amortizing loans.
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
As of December 31, 2018, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.

Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, we may elect to convert to an investment grade pricing grid. As of December 31, 2018, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2018, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
As of December 31, 2018, we had letters of credit outstanding totaling $433 that serve as collateral for certain capital improvements at two of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of December 31, 2018, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Term Loan Due 2023:

Term Loan Due 2023	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan	11/22/2023	1.20% – 1.85%	0.85% – 1.65%
The Term Loan Due 2023 has a $100,000 accordion option that allows us, at our election, to increase the total unsecured term loan up to $300,000, subject to (i) customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement and (ii) our ability to obtain additional lender commitments.
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2018, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of December 31, 2018 for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2018. The table does not reflect the impact of any 2019 debt activity.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$3,090	$3,228	$22,080	$113,946	$31,758	$31,348	$205,450	$208,173
Fixed rate term loans (b)	—	—	250,000	—	200,000	—	450,000	449,266
Unsecured notes payable (c)	—	—	100,000	—	—	600,000	700,000	671,492
Total fixed rate debt	3,090	3,228	372,080	113,946	231,758	631,348	1,355,450	1,328,931

Variable rate debt:
Variable rate revolving line of credit	—	—	—	273,000	—	—	273,000	272,553
Total debt (d)	$3,090	$3,228	$372,080	$386,946	$231,758	$631,348	$1,628,450	$1,601,484

Weighted average interest rate on debt:
Fixed rate debt	4.47%	4.48%	3.56%	4.90%	4.06%	4.20%	4.06%
Variable rate debt (e)	—	—	—	3.57%	—	—	3.57%
Total	4.47%	4.48%	3.56%	3.96%	4.06%	4.20%	3.98%

(a)	Excludes mortgage premium of $775 and discount of $(536), net of accumulated amortization, as of December 31, 2018.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of December 31, 2018, the applicable credit spread was 1.20%. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023. As of December 31, 2018, the applicable credit spread was 1.20%.

(c)	Excludes discount of $(734), net of accumulated amortization, as of December 31, 2018.

(d)
The weighted average years to maturity of consolidated indebtedness was 4.7 years as of December 31, 2018. Total debt excludes capitalized loan fees of $(5,906), net of accumulated amortization, as of December 31, 2018, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of December 31, 2018.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansion and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital, and (vii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our Unsecured Credit Agreement, and to avoid or minimize any income and excise taxes that we otherwise would be required to pay. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

In December 2015, we entered into an at-the-market (ATM) equity program under which we had the ability to issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. We did not sell any shares under the ATM equity program during the years ended December 31, 2018, 2017 and 2016. The ATM equity program expired in November 2018.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. In December 2017, our board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. During the years ended December 31, 2018, 2017 and 2016, we repurchased 6,341, 17,683 and 591 shares, respectively, at an average price per share of $11.80, $12.82 and $14.93, respectively, for a total of $74,952, $227,102 and $8,841, respectively. As of December 31, 2018, $189,105 remained available for repurchases under the common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, in 2019 can be met with cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
As of December 31, 2018, we have active redevelopment projects at Circle East and the multi-family rental units at Plaza del Lago. We have invested a total of approximately $11,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at the redevelopment portion of Circle East. We anticipate that it will require approximately $24,000 to $26,000 of additional funds to complete these projects. In addition, we expect to begin active redevelopment activities on the first phase of Carillon as well as pad development and expansions at Downtown Crown, Main Street Promenade and One Loudoun Downtown during 2019.
We capitalized $2,128, $1,202 and $302 of indirect project costs, which includes $1,123, $268 and $44 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $462, $485 and $69 of interest, related to expansions and redevelopment projects during the years ended December 31, 2018, 2017 and 2016, respectively.
In addition, we capitalized $2,032, $1,187 and $1,152 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the years ended December 31, 2018, 2017 and 2016, respectively. We also capitalized $384, $368 and $423 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2018, 2017 and 2016, respectively.
Dispositions
The following table highlights our property dispositions during 2018, 2017 and 2016 pursuant to our portfolio transformation strategy of disposing of select non-target and single-user properties.

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2018 Dispositions	10	1,831,200	$201,400	$184,109	$10,750
2017 Dispositions	47	5,810,700	$917,808	$896,301	$27,353	(c)
2016 Dispositions	46	3,013,900	$540,362	$448,216	$94,353	(c) (d)

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

(b)
Represents total consideration net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable. 2017 dispositions include proceeds of $54,087, which were temporarily restricted related to potential 1031 Exchanges as of December 31, 2017.

(c)	Excludes $214,505 and $10,695 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the years ended December 31, 2017 and 2016, respectively.

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
In addition to the transactions presented in the preceding table, during the year ended December 31, 2018, we received (i) net proceeds of $11,820 in connection with the sale of air rights at the redevelopment portion of Circle East, (ii) net proceeds of $1,789 in connection with the sale of the first phase of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown and (iii) proceeds of $169 from a condemnation award. During the year ended December 31, 2017, we also received net proceeds of $155 from other transactions, including escrow funds related to a property disposition and a condemnation award. During the year ended December 31, 2016, we also received net proceeds of $2,549 from the sale of a parcel at one of our properties.
Acquisitions
During the years ended December 31, 2018, 2017 and 2016, we executed on our investment strategy of acquiring high quality, multi-tenant retail assets in certain markets. The following table highlights our acquisitions during these periods:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2018 Acquisition (a)	1	—	$25,000	$—
2017 Acquisitions (b)	10	443,800	$202,915	$—
2016 Acquisitions (c)	9	1,102,300	$408,308	$15,971

(a)
2018 acquisition is a 58-acre land parcel, of which 32 acres are developable, located adjacent to our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

(b)
2017 acquisitions include the purchase of the following: 1) the fee interest in our Carillon multi-tenant retail property that was previously subject to a ground lease with a third party, 2) the remaining five phases under contract, including the development rights for additional residential units, at our One Loudoun Downtown multi-tenant retail operating property that were acquired in phases as the seller completed construction on stand-alone buildings at the property and 3) a multi-tenant retail outparcel located at our Southlake Town Square multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

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

Summary of Cash Flows

	Year Ended December 31,
	2018	2017	Change
Net cash provided by operating activities	$204,163	$247,516	$(43,353)
Net cash provided by investing activities	87,275	608,302	(521,027)
Net cash used in financing activities	(358,172)	(851,832)	493,660
(Decrease) increase in cash, cash equivalents and restricted cash	(66,734)	3,986	(70,720)
Cash, cash equivalents and restricted cash, at beginning of year	86,335	82,349
Cash, cash equivalents and restricted cash, at end of year	$19,601	$86,335
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gains on sales of investment properties. Net cash provided by operating activities in 2018 decreased $43,353 primarily due to the following:

•
a $38,275 decrease in NOI, consisting of a decrease in NOI from properties that were sold or held for sale in 2017 and 2018 and other properties not included in our same store portfolio of $45,001, partially offset by an increase in Same Store NOI of $6,726; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $7,206 decrease in cash paid for leasing fees and inducements;

•	a $5,056 decrease in cash paid for interest, excluding debt prepayment fees; and

•	a $1,924 decrease in cash bonuses paid.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress. Net cash flows from investing activities in 2018 decreased $521,027 due to the following:

•	a $698,569 decrease in proceeds from the sales of investment properties;
partially offset by

•	a $175,305 decrease in cash paid to purchase investment properties;

•	a $1,423 decrease in investment in developments in progress; and

•	an $814 decrease in capital expenditures and tenant improvements.
In 2019, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through cash flows generated from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows used in financing activities primarily consist of repayments of our unsecured revolving line of credit and unsecured term loans, distribution payments, principal payments on mortgages payable, debt prepayment costs, payment of loan fees and deposits, shares repurchased through our common stock repurchase program, the redemption of our preferred stock and the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable, partially offset by proceeds from our unsecured revolving line of credit and the issuance of debt instruments. Net cash flows used in financing activities in 2018 decreased $493,660 primarily due to the following:

•	the $439,403 purchase of U.S. Treasury securities in connection with defeasance of the IW JV portfolio of mortgages payable during the year ended December 31, 2017;

•	a $152,150 decrease in cash paid to repurchase common shares through our common stock repurchase program;

•	the $135,000 redemption of all 5,400 outstanding shares of our 7.00% Series A cumulative redeemable preferred stock during the year ended December 31, 2017;

•	a $24,934 decrease in principal payments on mortgages payable;

•
an $18,351 decrease in distributions paid as a result of a decrease in common shares outstanding due to the repurchase of common shares through our common stock repurchase program and the redemption of our 7.00% Series A cumulative preferred stock in December 2017; and

•	a $2,707 decrease in debt prepayment fees;
partially offset by

•	a $200,000 decrease in proceeds from the issuance of unsecured term loans related to the funding of the Term Loan Due 2023 in January 2017;

•	a $73,000 decrease in net proceeds from our unsecured revolving line of credit; and

•	a $5,944 increase in the payment of loan fees and deposits.

In 2019, we plan to continue to address our debt maturities through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2018 and excludes the following:

•	the impact of any 2019 debt activity;

•	recorded debt premiums, discounts and capitalized loan fees, which are not obligations;

•
obligations related to developments, redevelopments, expansions and pad site developments as well as recurring capital additions, as payments are only due upon satisfactory performance under the contracts; and

•	letters of credit totaling $433 that serve as collateral for certain capital improvements at two of our properties, which will be satisfied upon completion of the projects.

	Payment due by period
	Less than 1 year (b)	1-3 years (c)	3-5 years (d)	More than 5 years	Total
Long-term debt (a):
Fixed rate	$3,090	$375,308	$345,704	$631,348	$1,355,450
Variable rate	—	—	273,000	—	273,000
Interest (e)	65,114	119,253	74,534	52,660	311,561
Operating lease obligations (f)	6,448	13,372	13,530	279,916	313,266
	$74,652	$507,933	$706,768	$963,924	$2,253,277

(a)
Fixed and variable rate amounts for each year include scheduled principal amortization payments. Interest payments related to variable rate debt were calculated using interest rates as of December 31, 2018.

(b)
We plan on addressing our 2019 scheduled principal payments on our mortgages payable through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.

(c)	Included in fixed rate debt is $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through three interest rate swaps through January 2021.

(d)	Included in fixed rate debt is $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through two interest rate swaps through November 2023.

(e)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2018, including any capitalized interest.

(f)
We lease land under non-cancellable leases at certain of our properties expiring in various years from 2035 to 2073, not inclusive of any available option period. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, we will lose our interest in the improvements and the right to operate these properties. We lease office space under non-cancellable leases expiring in various years from 2019 to 2023.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to capitalization of development costs; provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable); and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from these estimates.

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
Acquisition of Investment Property
We allocate the purchase price of each acquired investment property accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.
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
Impairment of Long-Lived Assets
Our investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, we separately determine whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•	a substantial decline in or continued low occupancy rate or cash flow;

•	expected significant declines in occupancy in the near future;

•	continued difficulty in leasing space;

•	a significant concentration of financially troubled tenants;

•	a reduction in anticipated holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by our management or board of directors.
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
A project’s, or portion of a project’s, classification changes from development to operating when it is substantially complete and ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. A property is considered stabilized upon reaching 90% occupancy, but generally no later than one year from the completion of major construction activity, and is included in our same store portfolio when it is stabilized for the annual periods presented.
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
Gains on sale of investment properties are recognized, and the related real estate derecognized, when (i) the parties to the sale contract have approved the contract and are committed to perform their respective obligations; (ii) we can identify each party’s rights regarding the property transferred; (iii) we can identify the payment terms for the property transferred; (iv) the contract has commercial substance (that is, the risk, timing or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) we have satisfied our performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date upon transfer of the property’s ownership.
Impact of Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements – Prior to 2019
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis. This new guidance replaces existing revenue recognition standards. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Substantially all of our revenue follows the existing leasing guidance and is not impacted by the adoption of this standard; however, the sale of investment property is required to follow the new guidance as well as ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets discussed below. The sale of investment property is reported as “gain on sales of investment properties” in the accompanying consolidated statements of operations and other comprehensive (loss) income. The adoption of ASU 2014-09, Revenue from Contracts with Customers, did not have a material effect on our consolidated financial statements as substantially all of our revenue falls outside of the scope of this guidance.
Effective January 1, 2018, we adopted ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets, on a modified retrospective basis. This new pronouncement, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The sale of investment property is reported as “gain on sales of investment properties” in the accompanying consolidated statements of operations and other comprehensive (loss) income. The adoption of this pronouncement did not have a material effect on our consolidated financial statements as the adoption of the new guidance did not result in a change to the timing or amount of gain recognized upon disposition as compared to the previous guidance.
Effective January 1, 2018, we adopted ASU 2016-01, Financial Instruments – Overall, on a prospective basis. This new guidance requires companies to disclose the fair value of financial assets and financial liabilities measured at amortized cost in accordance with the exit price notion, which is consistent with our existing practices, and no longer requires disclosure of the methods and significant assumptions used, including any changes, to estimate fair value. In addition, companies are required to disclose all financial assets and financial liabilities grouped by (i) measurement category and (ii) form of financial instrument. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.
We elected to early adopt ASU 2017-12, Derivatives and Hedging, as of January 1, 2018. This new guidance amends the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in an entity’s financial statements. It also eliminates the requirement to separately measure and report hedge ineffectiveness. Entities are now required to present the earnings effect of the hedging instrument in the same income statement line item in which they report the earnings effect of the hedged item. In addition, entities may perform the initial quantitative assessment of hedge effectiveness at any time after hedge designation, but no later than the first quarterly effectiveness testing date, and subsequent assessments of hedge effectiveness may be performed qualitatively unless facts and circumstances change. Beginning January 1, 2018, disclosure requirements have been modified to include a tabular disclosure related to the effect of hedging instruments on the income statement and the requirement to disclose the ineffective portion of the change in fair value of such instruments has been eliminated. The amended presentation and disclosure guidance is required only prospectively, as such, disclosures related to periods prior to January 1, 2018 were not impacted. The adoption of this pronouncement resulted in a cumulative effect adjustment of $12 to accumulated other comprehensive (loss) income and accumulated distributions in excess of earnings related to eliminating the separate measurement of ineffectiveness.
Recently Adopted Accounting Pronouncements – 2019
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance, including related ASUs that have subsequently been issued, was effective January 1, 2019 and requires lessees to recognize a liability to make lease payments and a right-of-use (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The guidance allows lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components if certain requirements are met. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary, and provides a package of three practical expedients whereby companies are not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating vs. capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients). Further, the guidance requires (i) lease-related revenues to be presented in a single line item rather than the current presentation which separates them between “rental income” and “tenant recovery income” on the consolidated statements of operations and other comprehensive (loss) income and (ii) bad debt expense to be presented as an adjustment to revenue rather than the current presentation within “operating expenses” on the consolidated statements of operations and other comprehensive (loss) income.
Upon adoption, we expect to recognize a lease liability and a ROU asset of approximately $95,000 to $110,000 for operating leases where we are the lessee, such as ground leases and office leases. The ROU asset will be presented net of our existing straight-line ground rent liability of $31,030 and our acquired ground lease intangible liability of $11,898. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease liabilities and lease assets. For leases where we are the lessor, the accounting for lease components is largely unchanged from existing GAAP and we have elected the practical expedient to not separate non-lease components from lease components. Only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with our previous policies, and as such, will not have any effect on our consolidated financial statements at adoption. We adopted this new guidance on January 1, 2019, applied the requirements as of that date, elected the Package of Three Practical Expedients and expect to present income related to leases as a single line item, net of bad debt expense, on the consolidated statements of operations and other comprehensive (loss) income beginning in 2019. The guidance regarding capitalization of leasing costs did not have any effect on our consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging. Due to our early adoption of ASU 2017-12 discussed above, this new guidance is effective January 1, 2019 and permits use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. SOFR represents the fifth permissible U.S. benchmark rate in addition to the following current eligible benchmark interest rates: (i) direct Treasury obligations of the U.S. government (UST), (ii) the LIBOR swap rate, (iii) the OIS Rate based on the Fed Funds Effective Rate and (iv) the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The adoption of this pronouncement on January 1, 2019 did not have any effect on our consolidated financial statements as we did not change our benchmark rate.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019, and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. Generally, the pronouncement requires a modified retrospective method of adoption. We will continue to evaluate the impact of this guidance until it becomes effective.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and provides new, and in some cases eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities will now be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, we have removed the discussion of our valuation processes for Level 3 fair value measurements in this Form 10-K for the year ended December 31, 2018. No other disclosures were removed as we did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. We expect to adopt the new disclosures on a prospective basis as of January 1, 2020.
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
Subsequent Events
Subsequent to December 31, 2018, we:

•
granted 128 restricted shares at a grant date fair value of $10.92 per share and 382 RSUs at a grant date fair value of $10.98 per RSU to our executives in conjunction with our long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the accompanying consolidated financial statements for additional details regarding the terms of the RSUs;

•
issued 82 shares of common stock and 125 restricted shares with a one year vesting term for the RSUs with a performance period that concluded on December 31, 2018. An additional 29 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period; and

•
declared the cash dividend for the first quarter of 2019 of $0.165625 per share on our outstanding Class A common stock, which will be paid on April 10, 2019 to Class A common shareholders of record at the close of business on March 27, 2019.

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
As of December 31, 2018, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of December 31, 2018 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Asset (Liability)
Fixed rate portion of Unsecured Credit Facility	$250,000	January 5, 2021	$2,324
Term Loan Due 2023	200,000	November 22, 2023	(3,846)
	$450,000
A decrease of 1% in market interest rates would result in a hypothetical increase in the net liability associated with our derivatives of approximately $14,087.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $20,565 higher than the fair value as of December 31, 2018.
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

Debt Maturities
Our interest rate risk is monitored using a variety of techniques. The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of December 31, 2018, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2018. The table does not reflect the impact of any 2019 debt activity.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$3,090	$3,228	$22,080	$113,946	$31,758	$31,348	$205,450	$208,173
Fixed rate term loans (b)	—	—	250,000	—	200,000	—	450,000	449,266
Unsecured notes payable (c)	—	—	100,000	—	—	600,000	700,000	671,492
Total fixed rate debt	3,090	3,228	372,080	113,946	231,758	631,348	1,355,450	1,328,931

Variable rate debt:
Variable rate revolving line of credit	—	—	—	273,000	—	—	273,000	272,553
Total debt (d)	$3,090	$3,228	$372,080	$386,946	$231,758	$631,348	$1,628,450	$1,601,484

Weighted average interest rate on debt:
Fixed rate debt	4.47%	4.48%	3.56%	4.90%	4.06%	4.20%	4.06%
Variable rate debt (e)	—	—	—	3.57%	—	—	3.57%
Total	4.47%	4.48%	3.56%	3.96%	4.06%	4.20%	3.98%

(a)	Excludes mortgage premium of $775 and discount of $(536), net of accumulated amortization, as of December 31, 2018.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of December 31, 2018, the applicable credit spread was 1.20%. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023. As of December 31, 2018, the applicable credit spread was 1.20%.

(c)	Excludes discount of $(734), net of accumulated amortization, as of December 31, 2018.

(d)
The weighted average years to maturity of consolidated indebtedness was 4.7 years as of December 31, 2018. Total debt excludes capitalized loan fees of $(5,906), net of accumulated amortization, as of December 31, 2018, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of December 31, 2018.
We had $273,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt, with an interest rate of 3.57% based upon LIBOR as of December 31, 2018. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of December 31, 2018, interest expense would increase by approximately $2,730 on an annualized basis.
The table incorporates only those interest rate exposures that existed as of December 31, 2018 and does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and other comprehensive (loss) income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 13, 2019
We have served as the Company’s auditor since 2009.

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2018	December 31, 2017
Assets
Investment properties:
Land	$1,036,901	$1,066,705
Building and other improvements	3,607,484	3,686,200
Developments in progress	48,369	33,022
	4,692,754	4,785,927
Less accumulated depreciation	(1,313,602)	(1,215,990)
Net investment properties	3,379,152	3,569,937
Cash and cash equivalents	14,722	25,185
Accounts and notes receivable (net of allowances of $7,976 and $6,567, respectively)	78,398	71,678
Acquired lease intangible assets, net	97,090	122,646
Assets associated with investment properties held for sale	—	3,647
Other assets, net	78,108	125,171
Total assets	$3,647,470	$3,918,264

Liabilities and Equity
Liabilities:
Mortgages payable, net	$205,320	$287,068
Unsecured notes payable, net	696,362	695,748
Unsecured term loans, net	447,367	547,270
Unsecured revolving line of credit	273,000	216,000
Accounts payable and accrued expenses	82,942	82,698
Distributions payable	35,387	36,311
Acquired lease intangible liabilities, net	86,543	97,971
Other liabilities	73,540	69,498
Total liabilities	1,900,461	2,032,564

Commitments and contingencies (Note 16)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 213,176 and 219,237 shares issued and outstanding as of December 31, 2018 and 2017, respectively	213	219
Additional paid-in capital	4,504,702	4,574,428
Accumulated distributions in excess of earnings	(2,756,802)	(2,690,021)
Accumulated other comprehensive (loss) income	(1,522)	1,074
Total shareholders’ equity	1,746,591	1,885,700
Noncontrolling interests	418	—
Total equity	1,747,009	1,885,700
Total liabilities and equity	$3,647,470	$3,918,264

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Operations and Other Comprehensive (Loss) Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Rental income	$370,638	$414,804	$455,658
Tenant recovery income	105,170	115,944	118,569
Other property income	6,689	7,391	8,916
Total revenues	482,497	538,139	583,143

Expenses
Operating expenses	74,885	84,556	85,895
Real estate taxes	73,683	82,755	81,774
Depreciation and amortization	175,977	203,866	224,430
Provision for impairment of investment properties	2,079	67,003	20,376
General and administrative expenses	42,363	40,724	44,522
Total expenses	368,987	478,904	456,997

Other income (expense)
Gain on extinguishment of debt	—	—	13,653
Gain on extinguishment of other liabilities	—	—	6,978
Interest expense	(73,746)	(146,092)	(109,730)
Gain on sales of investment properties	37,211	337,975	129,707
Other income, net	665	373	63
Net income	77,640	251,491	166,817
Preferred stock dividends	—	(13,867)	(9,450)
Net income attributable to common shareholders	$77,640	$237,624	$157,367

Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.35	$1.03	$0.66

Net income	$77,640	$251,491	$166,817
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 10)	(2,608)	352	807
Comprehensive income attributable to the Company	$75,032	$251,843	$167,624

Weighted average number of common shares outstanding – basic	217,830	230,747	236,651

Weighted average number of common shares outstanding – diluted	218,231	230,927	236,951

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total Equity
Balance as of January 1, 2016	5,400	$5	237,267	$237	$4,931,395	$(2,776,215)	$(85)	$2,155,337	$—	$2,155,337
Cumulative effect of accounting change	—	—	—	—	17	(17)	—	—	—	—
Net income	—	—	—	—	—	166,817	—	166,817	—	166,817
Other comprehensive income	—	—	—	—	—	—	807	807	—	807
Distributions declared to preferred shareholders ($1.75 per share)	—	—	—	—	—	(9,450)	—	(9,450)	—	(9,450)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(157,168)	—	(157,168)	—	(157,168)
Issuance of common stock, net of offering costs	—	—	—	—	(100)	—	—	(100)	—	(100)
Shares repurchased through common stock repurchase program	—	—	(591)	—	(8,841)	—	—	(8,841)	—	(8,841)
Issuance of restricted shares	—	—	274	—	—	—	—	—	—	—
Exercise of stock options	—	—	2	—	23	—	—	23	—	23
Stock-based compensation expense, net of forfeitures	—	—	(10)	—	7,209	—	—	7,209	—	7,209
Shares withheld for employee taxes	—	—	(172)	—	(2,548)	—	—	(2,548)	—	(2,548)
Balance as of December 31, 2016	5,400	$5	236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086	$—	$2,152,086

Net income	—	$—	—	$—	$—	$251,491	$—	$251,491	$—	$251,491
Other comprehensive income	—	—	—	—	—	—	352	352	—	352
Redemption of preferred stock	(5,400)	(5)	—	—	(130,289)	(4,706)	—	(135,000)	—	(135,000)
Distributions declared to preferred shareholders ($1.6965 per share)	—	—	—	—	—	(9,161)	—	(9,161)	—	(9,161)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(151,612)	—	(151,612)	—	(151,612)
Shares repurchased through common stock repurchase program	—	—	(17,683)	(18)	(227,084)	—	—	(227,102)	—	(227,102)
Issuance of restricted shares	—	—	285	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(40)	—	6,059	—	—	6,059	—	6,059
Shares withheld for employee taxes	—	—	(95)	—	(1,413)	—	—	(1,413)	—	(1,413)
Balance as of December 31, 2017	—	$—	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700	$—	$1,885,700

Cumulative effect of accounting change	—	$—	—	$—	$—	$(12)	$12	$—	$—	$—
Net income	—	—	—	—	—	77,640	—	77,640	—	77,640
Other comprehensive loss	—	—	—	—	—	—	(2,608)	(2,608)	—	(2,608)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	418	418
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(144,409)	—	(144,409)	—	(144,409)
Issuance of common stock	—	—	59	—	—		—	—	—	—
Shares repurchased through common stock repurchase program	—	—	(6,341)	(6)	(74,946)	—	—	(74,952)	—	(74,952)
Issuance of restricted shares	—	—	382	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(12)	—	6,992	—	—	6,992	—	6,992
Shares withheld for employee taxes	—	—	(149)	—	(1,772)	—	—	(1,772)	—	(1,772)
Balance as of December 31, 2018	—	$—	213,176	$213	$4,504,702	$(2,756,802)	$(1,522)	$1,746,591	$418	$1,747,009
See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$77,640	$251,491	$166,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,977	203,866	224,430
Provision for impairment of investment properties	2,079	67,003	20,376
Gain on sales of investment properties	(37,211)	(337,975)	(129,707)
Gain on extinguishment of debt	—	—	(13,653)
Gain on extinguishment of other liabilities	—	—	(6,978)
Amortization of loan fees and debt premium and discount, net	3,416	7,655	5,781
Amortization of stock-based compensation	6,992	6,059	7,209
Premium paid in connection with defeasance of mortgages payable	—	59,968	1,735
Debt prepayment fees	5,791	8,498	3,863
Payment of leasing fees and inducements	(8,775)	(15,981)	(9,640)
Changes in accounts receivable, net	(8,395)	962	(1,918)
Changes in accounts payable and accrued expenses, net	(6,398)	579	2,007
Changes in other operating assets and liabilities, net	(672)	(1,770)	(3,257)
Other, net	(6,281)	(2,839)	(935)
Net cash provided by operating activities	204,163	247,516	266,130

Cash flows from investing activities:
Purchase of investment properties	(25,450)	(200,755)	(381,436)
Capital expenditures and tenant improvements	(72,936)	(73,750)	(51,768)
Proceeds from sales of investment properties	197,887	896,456	446,066
Investment in developments in progress	(12,226)	(13,649)	(1,362)
Other, net	—	—	944
Net cash provided by investing activities	87,275	608,302	12,444

Cash flows from financing activities:
Principal payments on mortgages payable	(81,788)	(106,722)	(266,033)
Proceeds from unsecured notes payable	—	—	200,000
Proceeds from unsecured term loans	—	200,000	—
Repayments of unsecured term loans	(100,000)	(100,000)	—
Proceeds from unsecured revolving line of credit	482,000	943,000	622,500
Repayments of unsecured revolving line of credit	(425,000)	(813,000)	(636,500)
Payment of loan fees and deposits	(5,954)	(10)	(8,756)
Debt prepayment fees	(5,791)	(8,498)	(3,863)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	—	(439,403)	(12,430)
Redemption of preferred stock	—	(135,000)	—
Distributions paid	(145,333)	(163,684)	(166,693)
Shares repurchased through common stock repurchase program	(74,952)	(227,102)	(8,841)
Other, net	(1,354)	(1,413)	(2,837)
Net cash used in financing activities	(358,172)	(851,832)	(283,453)

Net (decrease) increase in cash, cash equivalents and restricted cash	(66,734)	3,986	(4,879)
Cash, cash equivalents and restricted cash, at beginning of year	86,335	82,349	87,228
Cash, cash equivalents and restricted cash, at end of year	$19,601	$86,335	$82,349
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$70,564	$78,327	$101,789
Distributions payable	$35,387	$36,311	$39,222
Accrued capital expenditures and tenant improvements	$16,007	$7,902	$9,286
Accrued leasing fees and inducements	$530	$547	$952
Accrued redevelopment costs	$41	$750	$4,816
Amounts reclassified into developments in progress	$—	$—	$17,261
Developments in progress placed in service	$11,997	$—	$—
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$—	$439,403	$12,430
Defeasance of mortgages payable	$—	$379,435	$10,695

Purchase of investment properties (after credits at closing):
Net investment properties	$(25,450)	$(198,984)	$(375,022)
Accounts receivable, acquired lease intangibles and other assets	—	(15,451)	(40,989)
Accounts payable, acquired lease intangibles and other liabilities	—	11,156	19,259
Mortgages payable assumed, net	—	—	15,316
Gain on exchange of investment property	—	2,524	—
	$(25,450)	$(200,755)	$(381,436)

Proceeds from sales of investment properties:
Net investment properties	$156,248	$556,129	$393,680
Accounts receivable, acquired lease intangibles and other assets	11,279	17,678	13,484
Accounts payable, acquired lease intangibles and other liabilities	(6,851)	(11,316)	(11,605)
Deferred gains	—	(1,486)	1,500
Mortgage debt forgiven or assumed	—	—	(94,353)
Gain on extinguishment of debt	—	—	13,653
Gain on sales of investment properties	37,211	335,451	129,707
	$197,887	$896,456	$446,066

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of December 31, 2018, the Company owned 105 retail operating properties in the United States.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to capitalization of development costs, provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable), and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from these estimates.
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
The Company’s property ownership as of December 31, 2018 is summarized below:

Property Count
Retail operating properties	105
Redevelopment projects:
Circle East – redevelopment portion (a)	—
Plaza del Lago – multi-family rental units (b)	—
Carillon (c)	1
Total number of properties	106

(a)
This portion of the property was formerly known as Towson Circle and the operating portion, which was formerly known as Towson Square, is included within the property count for retail operating properties.

(b)
The Company began redevelopment activities on the multi-family rental units at the property during the three months ended December 31, 2018. The operating portion of this property is included within the property count for retail operating properties.

(c)	The Company has begun activities in anticipation of future redevelopment of this property, which was formerly known as Boulevard at the Capital Centre.
During the year ended December 31, 2018, the Company entered into two joint venture agreements related to expansion and redevelopment projects at One Loudoun Downtown and Carillon. The joint ventures are considered VIEs and the Company is considered the primary beneficiary. As such, the Company has consolidated these joint ventures and presented the joint venture partners’ interests as noncontrolling interest.

RETAIL PROPERTIES OF AMERICA, INC.
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
If an acquisition was considered a business combination, the Company allocates the purchase price of each acquired investment property based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally included (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market, (vi) the value of customer relationships and (vii) goodwill, if any. Transaction costs related to acquisitions accounted for as business combinations are expensed as incurred and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
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
The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $21,014, $25,284 and $27,443 for the years ended December 31, 2018, 2017 and 2016, respectively.
With respect to acquired leases in which the Company is the lessor, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $4,403, $4,696 and $4,406 for the years ended December 31, 2018, 2017 and 2016, respectively, was recorded as a reduction to rental income. Amortization pertaining to below market lease intangibles of $9,870, $8,009 and $7,396 for the years ended December 31, 2018, 2017 and 2016, respectively, was recorded as an increase to rental income.
With respect to acquired leases in which the Company is the lessee, the portion of the purchase price allocated to acquired above and below market ground lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to operating expenses. Amortization pertaining to above market ground lease intangibles of $560, $560 and $560 for the years ended December 31, 2018, 2017 and 2016, respectively, was recorded as a reduction to operating expenses.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table presents the amortization during the next five years and thereafter related to the acquired lease intangible assets and liabilities for properties owned as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
Amortization of:
Acquired above market lease intangibles (a)	$2,636	$2,042	$1,549	$1,280	$1,102	$3,224	$11,833
Acquired in-place lease value intangibles (a)	12,528	10,358	9,400	8,335	7,154	37,482	85,257
Acquired lease intangible assets, net (b)	$15,164	$12,400	$10,949	$9,615	$8,256	$40,706	$97,090

Acquired below market lease intangibles (a)	$(5,946)	$(5,691)	$(5,351)	$(5,055)	$(4,824)	$(47,778)	$(74,645)
Acquired ground lease intangibles (c)	(560)	(560)	(560)	(560)	(560)	(9,098)	(11,898)
Acquired lease intangible liabilities, net (b)	$(6,506)	$(6,251)	$(5,911)	$(5,615)	$(5,384)	$(56,876)	$(86,543)

(a)
Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessor. The amortization of acquired above and below market lease intangibles is recorded as an adjustment to rental income and the amortization of acquired in-place lease value intangibles is recorded to depreciation and amortization expense.

(b)	Acquired lease intangible assets, net and acquired lease intangible liabilities, net are presented net of $272,680 and $54,085 of accumulated amortization, respectively, as of December 31, 2018.

(c)	Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessee. The amortization is recorded as an adjustment to operating expenses.
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees, including capitalized internal leasing incentives, all of which are incremental to signed leases, are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company capitalized $384, $368 and $423 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2018, 2017 and 2016, respectively.
Impairment of Long-Lived Assets: The Company’s investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•	a substantial decline in or continued low occupancy rate or cash flow;

•	expected significant declines in occupancy in the near future;

•	continued difficulty in leasing space;

•	a significant concentration of financially troubled tenants;

•	a reduction in anticipated holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by the Company’s management or board of directors.
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
Below is a summary of impairment charges recorded during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Impairment of consolidated properties (a)	$2,079	$67,003	$20,376

(a)	Included within “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
The Company’s assessment of impairment as of December 31, 2018 was based on the most current information available to the Company. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in 2019 or future periods. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairment charges were recorded. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. Refer to Note 14 to the consolidated financial statements for further discussion.
Development and Redevelopment Projects: Active development and redevelopment projects are classified as developments in progress on the accompanying consolidated balance sheets and include (i) land held for development, (ii) ground-up developments and (iii) redevelopment properties undergoing significant renovations and improvements. As of December 31, 2018, the Company had $25,450 in land held for development. During the development or redevelopment period, the Company capitalizes direct project costs such as construction, insurance, architectural and legal, as well as certain indirect project costs such as interest, other financing costs, real estate taxes and internal salaries and related benefits of personnel directly involved in the project. Capitalization of project costs begins when the activities and related expenditures commence and cease when the project, or a portion of the project, is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. Additionally, the Company makes estimates as to the probability of completion of development and redevelopment projects. If the Company determines that completion of the development or redevelopment project is no longer probable, the Company expenses any capitalized costs that are not recoverable. The Company capitalized $2,128, $1,202 and $302 of indirect project costs related to expansions and

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

redevelopment projects and $2,032, $1,187 and $1,152 related to capital upgrades and tenant improvements during the years ended December 31, 2018, 2017 and 2016, respectively.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value intangibles and any above or below market lease intangibles and the Company records the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. No properties qualified for held for sale accounting treatment as of December 31, 2018 and one property was classified as held for sale as of December 31, 2017.
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
Noncontrolling interest is the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. In the consolidated statements of operations and other comprehensive (loss) income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Consolidated statements of equity are included in the annual financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable. The Company evaluates the classification and presentation of noncontrolling interests associated with consolidated joint venture investments, if any, on an ongoing basis as facts and circumstances necessitate.
Cash, Cash Equivalents and Restricted Cash: The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. Restricted cash consists of funds restricted through lender or other agreements, including funds held in escrow for future acquisitions and potential Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges), and are included as a component of “Other assets, net” in the accompanying consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2018	2017	2016
Cash and cash equivalents	$14,722	$25,185	$53,119
Restricted cash	4,879	61,150	29,230
Total cash, cash equivalents and restricted cash	$19,601	$86,335	$82,349

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Derivative and Hedging Activities: Derivatives are recorded in the accompanying consolidated balance sheets at fair value within “Other assets, net” and “Other liabilities.” The Company uses interest rate derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of its borrowings. The Company does not use derivatives for trading or speculative purposes. On the date the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in fair value of a derivative that is designated and that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. As of December 31, 2018, the balance in accumulated other comprehensive (loss) income relating to derivatives was $1,522.
Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the entity’s control. Thus, the timing and/or method of settlement may be conditional on a future event. Based upon the Company’s evaluation, no accrual of a liability for asset retirement obligations was warranted as of December 31, 2018 and 2017.
Revenue Recognition: The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that the lessee is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are accounted for as lease inducements that are amortized as a reduction to the revenue recognized over the term of the lease. In these circumstances, the Company commences revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.
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
The Company records lease termination income as “Other property income” when (i) a termination letter agreement is signed, (ii) all of the conditions of such agreement have been fulfilled, (iii) the tenant is no longer occupying the property and (iv) collectibility

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded lease termination income of $1,721, $2,021 and $3,339 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company recorded contingent percentage rental income and percentage rental income in lieu of base rent of $3,426, $4,451 and $4,082 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s policy is to defer recognition of contingent rental income until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved.
Beginning January 1, 2018, gains on sale of investment properties are recognized, and the related real estate derecognized, when (i) the parties to the sale contract have approved the contract and are committed to perform their respective obligations; (ii) the Company can identify each party’s rights regarding the property transferred; (iii) the Company can identify the payment terms for the property transferred; (iv) the contract has commercial substance (that is, the risk, timing or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) the Company has satisfied its performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date upon transfer of the property’s ownership.
Prior to January 1, 2018, profits from sales of real estate were recognized under the full accrual method when the following criteria were met: (i) a sale was consummated; (ii) the buyer’s initial and continuing investments were adequate to demonstrate a commitment to pay for the property; (iii) the Company’s receivable, if applicable, was not subject to future subordination; (iv) the Company had transferred to the buyer the usual risks and rewards of ownership; and (v) the Company did not have substantial continuing involvement with the property. The Company sold 10, 47 and 46 consolidated investment properties during the years ended December 31, 2018, 2017 and 2016, respectively. Refer to Note 4 to the consolidated financial statements for further discussion.
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
The Company records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. Tax returns for the calendar years 2015 through 2018 remain subject to examination by federal and various state tax jurisdictions.

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
Recently Adopted Accounting Pronouncements – Prior to 2019
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis. This new guidance replaces existing revenue recognition standards. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Substantially all of the Company’s revenue follows the existing leasing guidance and is not impacted by the adoption of this standard; however, the sale of investment property is required to follow the new guidance as well as ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets discussed below. The sale of investment property is reported as “gain on sales of investment properties” in the accompanying consolidated statements of operations and other comprehensive (loss) income. The adoption of ASU 2014-09, Revenue from Contracts with Customers, did not have a material effect on the Company’s consolidated financial statements as substantially all of its revenue falls outside of the scope of this guidance.
Effective January 1, 2018, the Company adopted ASU 2017-05, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets, on a modified retrospective basis. This new pronouncement, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The sale of investment property is reported as “gain on sales of investment properties” in the accompanying consolidated statements of operations and other comprehensive (loss) income. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements as the adoption of the new guidance did not result in a change to the timing or amount of gain recognized upon disposition as compared to the previous guidance.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall, on a prospective basis. This new guidance requires companies to disclose the fair value of financial assets and financial liabilities measured at amortized cost in accordance with the exit price notion, which is consistent with the Company’s existing practices, and no longer requires disclosure of the methods and significant assumptions used, including any changes, to estimate fair value. In addition, companies are required to disclose all financial assets and financial liabilities grouped by (i) measurement category and (ii) form of financial instrument. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.
The Company elected to early adopt ASU 2017-12, Derivatives and Hedging, as of January 1, 2018. This new guidance amends the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in an entity’s financial statements. It also eliminates the requirement to separately measure and report hedge ineffectiveness. Entities are now required to present the earnings effect of the hedging instrument in the same income statement line item in which they report the earnings effect of the hedged item. In addition, entities may perform the initial quantitative assessment of hedge effectiveness at any time after hedge designation, but no later than the first quarterly effectiveness testing date, and subsequent assessments of hedge effectiveness may be performed qualitatively unless facts and circumstances change. Beginning January 1, 2018, disclosure requirements have been modified to include a tabular disclosure related to the effect of hedging instruments on the income statement and the requirement to disclose the ineffective portion of the change in fair value of such instruments has been eliminated. The amended presentation and disclosure guidance is required only prospectively, as such, disclosures related to periods prior to January 1, 2018 were not impacted. The adoption of this pronouncement resulted in a cumulative effect adjustment of $12 to accumulated other comprehensive (loss) income and accumulated distributions in excess of earnings related to eliminating the separate measurement of ineffectiveness.
Recently Adopted Accounting Pronouncements – 2019
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance, including related ASUs that have subsequently been issued, was effective January 1, 2019 and requires lessees to recognize a liability to make lease payments and a right-of-use

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The guidance allows lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components if certain requirements are met. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary, and provides a package of three practical expedients whereby companies are not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating vs. capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients). Further, the guidance requires (i) lease-related revenues to be presented in a single line item rather than the current presentation which separates them between “rental income” and “tenant recovery income” on the consolidated statements of operations and other comprehensive (loss) income and (ii) bad debt expense to be presented as an adjustment to revenue rather than the current presentation within “operating expenses” on the consolidated statements of operations and other comprehensive (loss) income.
Upon adoption, the Company expects to recognize a lease liability and a ROU asset of approximately $95,000 to $110,000 for operating leases where it is the lessee, such as ground leases and office leases. The ROU asset will be presented net of the Company’s existing straight-line ground rent liability of $31,030 and the Company’s acquired ground lease intangible liability of $11,898. For leases with a term of 12 months or less, the Company has made an accounting policy election to not recognize lease liabilities and lease assets. For leases where the Company is the lessor, the accounting for lease components is largely unchanged from existing GAAP and the Company has elected the practical expedient to not separate non-lease components from lease components. Only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with the Company’s previous policies, and as such, will not have any effect on the Company’s consolidated financial statements at adoption. The Company adopted this new guidance on January 1, 2019, applied the requirements as of that date, elected the Package of Three Practical Expedients and expects to present income related to leases as a single line item, net of bad debt expense, on the consolidated statements of operations and other comprehensive (loss) income beginning in 2019. The guidance regarding capitalization of leasing costs did not have any effect on the Company’s consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging. Due to the Company’s early adoption of ASU 2017-12 discussed above, this new guidance is effective January 1, 2019 and permits use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. SOFR represents the fifth permissible U.S. benchmark rate in addition to the following current eligible benchmark interest rates: (i) direct Treasury obligations of the U.S. government (UST), (ii) the London Interbank Offered Rate (LIBOR) swap rate, (iii) the OIS Rate based on the Fed Funds Effective Rate and (iv) the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The adoption of this pronouncement on January 1, 2019 did not have any effect on the Company’s consolidated financial statements as the Company did not change its benchmark rate.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019, and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. Generally, the pronouncement requires a modified retrospective method of adoption. The Company will continue to evaluate the impact of this guidance until it becomes effective.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and provides new, and in some cases eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities will now be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, the Company has removed the discussion of its valuation processes for Level 3 fair value measurements in this Form 10-K for the year ended December 31, 2018. No other disclosures were removed as the Company did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The Company expects to adopt the new disclosures on a prospective basis as of January 1, 2020.
(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
During the year ended December 31, 2018, the Company acquired One Loudoun Uptown for an acquisition price of $25,000. The 58-acre land parcel, of which 32 acres are developable, is located adjacent to One Loudoun Downtown, the Company’s multi-tenant retail operating property in Ashburn, Virginia. The acquisition price does not include capitalized closing costs and adjustments totaling $450. The acquired land parcel is classified as land held for development and is included in “Developments in progress” in the accompanying consolidated balance sheets. The total number of properties in the Company’s portfolio was not affected by this transaction.
The Company closed on the following acquisitions during the year ended December 31, 2017:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 13, 2017	Main Street Promenade (a)	Chicago	Multi-tenant retail	181,600	$88,000
January 25, 2017	Carillon – Fee Interest	Washington, D.C.	Fee interest (b)	—	2,000
February 24, 2017	One Loudoun Downtown – Phase II	Washington, D.C.	Additional phase of multi-tenant retail (c)	15,900	4,128
April 5, 2017	One Loudoun Downtown – Phase III	Washington, D.C.	Additional phase of multi-tenant retail (c)	9,800	2,193
May 16, 2017	One Loudoun Downtown – Phase IV	Washington, D.C.	Development rights (c)	—	3,500
July 6, 2017	New Hyde Park Shopping Center	New York	Multi-tenant retail	32,300	22,075
August 8, 2017	One Loudoun Downtown – Phase V	Washington, D.C.	Additional phase of multi-tenant retail (c)	17,700	5,167
August 8, 2017	One Loudoun Downtown – Phase VI	Washington, D.C.	Additional phase of multi-tenant retail (c)	74,100	20,523
December 11, 2017	Plaza del Lago (d)	Chicago	Multi-tenant retail	100,200	48,300
December 19, 2017	Southlake Town Square – Outparcel	Dallas	Multi-tenant retail outparcel (e)	12,200	7,029
				443,800	$202,915	(f)

(a)	This property was acquired through two consolidated VIEs and was used to facilitate a 1031 Exchange.

(b)
The multi-tenant retail operating property located in Largo, Maryland was previously subject to an approximately 70 acre long-term ground lease with a third party. The Company completed a transaction whereby it received the fee interest in approximately 50 acres of the underlying land in exchange for which (i) the Company paid $1,939 and (ii) the term of the ground lease with respect to the remaining approximately 20 acres was shortened to nine months. The Company derecognized building and improvements of $11,347 related to the remaining ground lease, recognized the fair value of land received of $15,200 and recorded a gain of $2,524, which was recognized during the three months ended December 31, 2017 upon the expiration of the ground lease on approximately 20 acres. The total number of properties in the Company’s portfolio was not affected by this transaction.

(c)
The Company acquired the remaining five phases under contract, including the development rights for an additional 123 residential units for a total of 408 units, at its One Loudoun Downtown multi-tenant retail operating property. The total number of properties in the Company’s portfolio was not affected by these transactions.

(d)	Plaza del Lago also contains 8,800 square feet of residential space, comprised of 15 multi-family rental units, for a total of 109,000 square feet.

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

(d)
The Company acquired the fee interest in an existing multi-tenant retail operating property located in Chicago, Illinois, which was previously subject to a ground lease with a third party. In conjunction with this transaction, the Company reversed the straight-line ground rent liability of $6,978, which is reflected as “Gain on extinguishment of other liabilities” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

(e)	The Company acquired the anchor space improvements, which were previously subject to a ground lease with the Company, at its Woodinville Plaza multi-tenant retail operating property.
During the year ended December 31, 2016, the Company also completed a non-monetary transaction in which it received the fee interest in less than an acre of adjacent land and terminated the ground lease on certain undeveloped parcels at an existing multi-tenant retail operating property located in Southlake, Texas in exchange for the fee interest in approximately 2.5 acres of undeveloped parcels. As a result of this transaction, the Company’s fee interest in certain undeveloped parcels at the property are no longer encumbered by the ground lease. The Company capitalized $113 of costs related to this transaction.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions completed during the years ended December 31, 2018, 2017 and 2016 discussed above:

	2018	2017	2016
Land	$—	$50,876	$106,947
Developments in progress	25,450	—	—
Building and other improvements, net	—	148,108	268,075
Acquired lease intangible assets (a)	—	15,608	41,002
Acquired lease intangible liabilities (b)	—	(8,095)	(8,258)
Other liabilities	—	(1,076)	—
Mortgages payable, net (c)	—	—	(15,316)
Net assets acquired	$25,450	$205,421	$392,450

(a)	The weighted average amortization period for acquired lease intangible assets is seven years and nine years for acquisitions completed during the years ended December 31, 2017 and 2016, respectively.

(b)	The weighted average amortization period for acquired lease intangible liabilities is 13 years and 18 years for acquisitions completed during the years ended December 31, 2017 and 2016, respectively.

(c)	Includes mortgage discount of $(655) for acquisitions completed during the year ended December 31, 2016.
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2018 and 2017 were considered asset

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

acquisitions and, as such, transaction costs were capitalized upon closing. Transaction costs related to acquisitions that were accounted for as business combinations totaling $913 for the year ended December 31, 2016 were expensed as incurred and are included in “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income. In addition, total revenues of $87,161 and net income attributable to common shareholders of $22,283 are included in the Company’s consolidated statements of operations and other comprehensive (loss) income for the year ended December 31, 2016 from the properties acquired during the year ended December 31, 2016 that were accounted for as business combinations.
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
The following unaudited condensed pro forma financial information is presented as if the acquisitions completed during the year ended December 31, 2016 were completed as of January 1, 2016. The following 2016 acquisitions have not been adjusted in the pro forma presentation as they were accounted for as asset acquisitions: (i) the acquisition of Phase I of One Loudoun Downtown located in the Washington, D.C. MSA, which was acquired on November 22, 2016 for $124,971, (ii) the acquisition of the anchor space improvements in the Company’s Woodinville Plaza multi-tenant retail operating property located in the Seattle MSA, which was acquired on August 30, 2016 for $4,500 and (iii) the acquisition of the fee interest in the Company’s Ashland & Roosevelt multi-tenant retail operating property located in the Chicago MSA, which was acquired on April 29, 2016 for $13,850. Pro forma financial information is not presented for acquisitions completed during 2017 and 2018 as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

Year Ended
December 31, 2016
Total revenues	$587,374
Net income	$165,696
Net income attributable to common shareholders	$156,246
Earnings per common share – basic and diluted
Net income per common share attributable to common shareholders	$0.66
Weighted average number of common shares outstanding – basic	236,651
Developments in Progress
The Company’s developments in progress are as follows:

		December 31,
Property Name	MSA	2018	2017
Active developments/redevelopments:
Circle East – redevelopment portion (a)	Baltimore	$22,383	$23,306
Plaza del Lago – multi-family rental units (b)	Chicago	536	—
Reisterstown Road Plaza (c)	Baltimore	—	9,716
		22,919	33,022
Land held for development:
One Loudoun Uptown (d)	Washington, D.C.	25,450	—
Total developments in progress		$48,369	$33,022

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)
During the year ended December 31, 2018, the Company received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at the redevelopment portion of Circle East, which is shown net in the “Developments in progress” balance as of December 31, 2018 in the accompanying consolidated balance sheets.

(b)	Redevelopment of the existing multi-family rental units commenced in 2018.

(c)	During 2018, this redevelopment project was placed in service and reclassified into “Building and other improvements” in the accompanying consolidated balance sheets.

(d)	During 2018, the Company acquired One Loudoun Uptown, a 58-acre land parcel, of which 32 acres are developable.
Variable Interest Entities
During the year ended December 31, 2018, the Company entered into two joint ventures related to expansion and redevelopment projects at One Loudoun Downtown and Carillon, of which the Company owns 90% and 95%, respectively. The joint ventures are considered VIEs and the Company is considered the primary beneficiary for each joint venture, as it has a controlling financial interest in each. As such, it has consolidated these joint ventures and presented the joint venture partners’ interests as noncontrolling interests. The projects are in the predevelopment stage and each is currently being funded evenly by the Company and the respective joint venture partner. As of December 31, 2018, the Company had recorded $414 and $422 of predevelopment costs, which are included in “Other assets, net” in the accompanying consolidated balance sheets, related to the expansion and redevelopment projects at One Loudoun Downtown and Carillon, respectively. No income was attributed to the noncontrolling interests during the year ended December 31, 2018.
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
During 2017 and 2016, prior to the completion of the 1031 Exchanges, the Company was deemed to be the primary beneficiary of the VIEs related to the 1031 Exchanges as it had the ability to direct the activities of the VIEs that most significantly impacted their economic performance and it had all of the risks and rewards of ownership. Accordingly, the Company consolidated the VIEs related to the 1031 Exchanges. No value or income was attributed to the noncontrolling interests during the years ended December 31, 2017 and 2016. The assets of the VIEs related to the 1031 Exchanges consisted of the investment properties that were operated by the Company.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(4) DISPOSITIONS
The Company closed on the following dispositions during the year ended December 31, 2018:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 19, 2018	Crown Theater	Single-user retail	74,200	$6,900	$6,350	$2,952
February 15, 2018	Cranberry Square	Multi-tenant retail	195,200	23,500	23,163	10,174
March 7, 2018	Rite Aid Store (Eckerd)–Crossville, TN	Single-user retail	13,800	1,800	1,768	157
March 20, 2018	Home Depot Plaza (b)	Multi-tenant retail	135,600	16,250	15,873	—
March 21, 2018	Governor's Marketplace (c)	Multi-tenant retail	243,100	23,500	22,400	8,836
March 28, 2018	Stony Creek I & Stony Creek II (d)	Multi-tenant retail	204,800	32,800	32,078	11,628
April 19, 2018	CVS Pharmacy – Lawton, OK	Single-user retail	10,900	1,600	1,596	—
May 31, 2018	Schaumburg Towers	Office	895,400	86,600	73,315	—
December 28, 2018	Orange Plaza (Golfland Plaza)	Multi-tenant retail	58,200	8,450	7,566	—
			1,831,200	$201,400	$184,109	$33,747

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
During the year ended December 31, 2018, the Company also received net proceeds of $11,820 and recognized a gain of $2,179 in connection with the sale of air rights at the redevelopment portion of Circle East. In addition, the Company received net proceeds of $1,789 and recognized a gain of $1,285 in connection with the sale of the first phase of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown. The aggregate proceeds from the property dispositions and other transactions during the year ended December 31, 2018 totaled $197,887, with aggregate gains of $37,211.
As of December 31, 2018, no properties qualified for held for sale accounting treatment. Crown Theater was classified as held for sale as of December 31, 2017 and was sold on January 19, 2018.
The following table presents the assets and liabilities associated with the investment property classified as held for sale as of December 31, 2017:

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

(b)
As of December 31, 2017, the following disposition proceeds were temporarily restricted related to potential 1031 Exchanges and are included in “Other assets, net” in the accompanying consolidated balance sheets: (i) $15,643 for Irmo Station, (ii) $23,255 for Northwoods Center and (iii) $15,189 for Quakertown.

(c)	The terms of the disposition of Azalea Square I and Azalea Square III were negotiated as a single transaction.
During the year ended December 31, 2017, the Company also (i) received proceeds of $5 and recognized a gain of $1,486 as a result of the receipt of the escrow related to the disposition of Maple Tree Place on August 12, 2016 and (ii) recorded a gain of $2,524 upon the expiration of the ground lease related to the exchange transaction completed at Carillon on January 25, 2017 (refer to Note 3 to the consolidated financial statements for further discussion of this transaction). The aggregate proceeds from the property dispositions and other transactions during the year ended December 31, 2017 totaled $896,456, with aggregate gains of $337,975.
During the year ended December 31, 2017, the Company repaid or defeased $241,858 in mortgages payable prior to or in connection with the 2017 dispositions.
During the year ended December 31, 2016, the Company sold 46 properties aggregating 3,013,900 square feet for total consideration of $540,362. The dispositions and the sale of a single-user outparcel resulted in aggregate proceeds of $446,066 with aggregate gains of $129,707. During the year ended December 31, 2016, the Company defeased $10,695 in mortgages payable prior to the 2016 dispositions.
(5) EQUITY COMPENSATION PLANS
On May 24, 2018, the Company’s shareholders approved the Company’s Amended and Restated 2014 Long-Term Equity Compensation Plan (Amended 2014 Plan), which amends and restates the Company’s 2014 Long-Term Equity Compensation Plan. The Amended 2014 Plan, subject to certain conditions, authorizes the issuance of (i) incentive and non-qualified stock options, (ii) restricted stock and restricted stock units, (iii) stock appreciation rights and other similar awards to the Company’s employees, non-employee directors, consultants and advisors in connection with compensation and incentive arrangements that may be established by the Company’s board of directors or executive management.
The following table summarizes the Company’s unvested restricted shares as of and for the years ended December 31, 2016, 2017 and 2018:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2016	788	$15.52
Shares granted (a)	274	$14.76
Shares vested	(510)	$15.38
Shares forfeited	(10)	$14.70
Balance as of December 31, 2016	542	$15.28
Shares granted (a)	285	$14.60
Shares vested	(291)	$15.44
Shares forfeited	(40)	$15.12
Balance as of December 31, 2017	496	$14.81
Shares granted (a)	382	$12.81
Shares vested	(426)	$14.52
Shares forfeited	(12)	$13.26
Balance as of December 31, 2018 (b)	440	$13.40

(a)
Shares granted in 2016, 2017 and 2018 vest over periods ranging from 0.4 years to 3.9 years, one year to three years and 0.9 years to three years, respectively, in accordance with the terms of applicable award agreements.

(b)	As of December 31, 2018, total unrecognized compensation expense related to unvested restricted shares was $1,955, which is expected to be amortized over a weighted average term of 1.2 years.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

In addition, during the years ended December 31, 2018, 2017 and 2016, performance restricted stock units (RSUs) were granted to the Company’s executives. Following the three-year performance period, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved and the executive remains employed during the performance period, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return (TSR) as compared to that of the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index (Peer Companies) for the respective performance period. If an executive terminates employment during the performance period by reason of a qualified termination, as defined in the agreement, a prorated portion of his or her outstanding RSUs will be eligible for conversion based upon the period in which the executive was employed during the performance period. If an executive terminates for any reason other than a qualified termination during the performance period, he or she would forfeit his or her outstanding RSUs. Following the performance period, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid on the earned awards during the performance period. The Company calculated the grant date fair values per unit using Monte Carlo simulations based on the probabilities of satisfying the market performance hurdles over the remainder of the performance period.
The following table summarizes the Company’s unvested RSUs as of and for the years ended December 31, 2016, 2017 and 2018:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2016	174	$14.20
RSUs granted (a)	246	$13.85
RSUs ineligible for conversion	(29)	$13.56
RSUs eligible for future conversion as of December 31, 2016	391	$14.02
RSUs granted (b)	253	$15.52
RSUs ineligible for conversion	(89)	$14.68
RSUs eligible for future conversion as of December 31, 2017	555	$14.60
RSUs granted (c)	291	$14.36
Conversion of RSUs to common stock and restricted shares (d)	(141)	$14.10
RSUs ineligible for conversion	(56)	$15.36
RSUs eligible for future conversion as of December 31, 2018 (e) (f)	649	$14.54

(a)
Assumptions and inputs as of the grant dates included a weighted average risk-free interest rate of 0.89%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 4.59%.

(b)
Assumptions and inputs as of the grant date included a risk-free interest rate of 1.50%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s common stock dividend yield of 4.32%.

(c)
Assumptions and inputs as of the grant dates included a weighted average risk-free interest rate of 2.04%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 5.00%.

(d)
On February 5, 2018, 141 RSUs converted into 42 shares of common stock and 65 restricted shares that vested on December 31, 2018, after applying a conversion rate of 76% based upon the Company’s TSR relative to the TSRs of its Peer Companies, for the performance period that concluded on December 31, 2017. An additional 16 shares of common stock were also issued representing the dividends that would have been paid on the earned awards during the performance period.

(e)	As of December 31, 2018, total unrecognized compensation expense related to unvested RSUs was $4,448, which is expected to be amortized over a weighted average term of 2.3 years.

(f)
Subsequent to December 31, 2018, 192 RSUs converted into 82 shares of common stock and 125 restricted shares with a one year vesting term after applying a conversion rate of 107.5% based upon the Company’s TSR relative to the TSRs of its Peer Companies, for the performance period that concluded on December 31, 2018. An additional 29 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period.

During the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense of $6,992, $6,059 and $7,209, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the year ended December 31, 2018 is compensation expense of $330 related to the accelerated vesting of 23 restricted shares and remaining amortization related to the 29 RSUs that remain eligible for future

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

conversion in conjunction with the departure of the Company’s former Executive Vice President, General Counsel and Secretary. Included within the amortization of stock-based compensation expense recorded during the year ended December 31, 2017 is the reversal of $830 of previously recognized compensation expense related to the forfeiture of 34 restricted shares and 89 RSUs resulting from the 2017 resignation of the Company’s former Chief Financial Officer and Treasurer. In addition, $30 of dividends previously paid on the forfeited restricted shares were reclassified from distributions paid into compensation expense. The total fair value of restricted shares vested during the years ended December 31, 2018, 2017 and 2016 was $5,091, $4,232 and $7,596, respectively.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. Options to purchase a total of 84 shares of common stock had been granted under the plan. As of December 31, 2018, options to purchase 22 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2018, 2017 or 2016 and no compensation expense related to stock options was recorded during the years ended December 31, 2018, 2017 and 2016, respectively.
(6) LEASES
The majority of revenues from the Company’s properties consist of rents received under long-term operating leases. In addition to base rent paid monthly in advance, some leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs, subject to the terms of the respective lease. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations and other comprehensive (loss) income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Operating expenses” or “Real estate taxes” and reimbursements are included in “Tenant recovery income” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included in “Operating expenses” and sales tax reimbursements included in “Other property income” in the accompanying consolidated statements of operations and other comprehensive (loss) income. Such taxes remitted to governmental authorities, which are reimbursed by tenants, were $545, $1,414 and $1,986 for the years ended December 31, 2018, 2017 and 2016, respectively.
Minimum lease payments to be received under operating leases, excluding payments under master lease agreements, additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum Lease Payments
2019	$351,145
2020	314,081
2021	274,135
2022	227,417
2023	180,199
Thereafter	569,758
Total	$1,916,735
The remaining lease terms range from less than one year to approximately 64 years.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

tenant could have the right to cease operations at the applicable property, have its rent reduced or terminate its lease early. The Company does not expect that such provisions will have a material impact on its future operating results.
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2035 to 2073, exclusive of any available option periods. In addition, the Company leases office space for certain management offices and its corporate offices. The following table summarizes rent expense included in the accompanying consolidated statements of operations and other comprehensive (loss) income, including straight-line rent expense.

	Year Ended December 31,
	2018	2017	2016
Ground lease rent expense (a)	$7,638	$9,188	$10,464
Office rent expense (b)	$1,293	$1,311	$1,317

(a)
Included in “Operating expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income. Includes straight-line ground rent expense of $2,404, $2,710 and $3,253 for the years ended December 31, 2018, 2017 and 2016, respectively.

(b)
Office rent expense related to property management operations is included in “Operating expenses” and office rent expense related to corporate office operations is included in “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

Minimum future rental obligations to be paid under the ground and office leases, including fixed rental increases, are as follows:

Minimum Lease Obligations
2019	$6,448
2020	6,656
2021	6,716
2022	6,761
2023	6,769
Thereafter	279,916
Total	$313,266
(7) MORTGAGES PAYABLE
The following table summarizes the Company’s mortgages payable:

	December 31, 2018			December 31, 2017
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$205,450	4.65%	4.5	$287,238	4.99%	5.2
Premium, net of accumulated amortization	775			1,024
Discount, net of accumulated amortization	(536)			(579)
Capitalized loan fees, net of accumulated amortization	(369)			(615)
Mortgages payable, net	$205,320			$287,068

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 7.48% and 3.75% and 8.00% as of December 31, 2018 and 2017, respectively.
During the year ended December 31, 2018, the Company repaid mortgages payable in the total amount of $77,987, which had a weighted average fixed interest rate of 5.89%, incurred $5,791 of debt prepayment fees and made scheduled principal payments of $3,801 related to amortizing loans. Certain of the Company’s mortgages payable require monthly payments of principal and interest. The Company’s properties and the related tenant leases are pledged as collateral for its mortgages payable.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2018, for each of the next five years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any 2019 debt activity.

	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$3,090	$3,228	$22,080	$113,946	$31,758	$31,348	$205,450
Fixed rate term loans (b)	—	—	250,000	—	200,000	—	450,000
Unsecured notes payable (c)	—	—	100,000	—	—	600,000	700,000
Total fixed rate debt	3,090	3,228	372,080	113,946	231,758	631,348	1,355,450

Variable rate debt:
Variable rate revolving line of credit	—	—	—	273,000	—	—	273,000
Total debt (d)	$3,090	$3,228	$372,080	$386,946	$231,758	$631,348	$1,628,450

Weighted average interest rate on debt:
Fixed rate debt	4.47%	4.48%	3.56%	4.90%	4.06%	4.20%	4.06%
Variable rate debt (e)	—	—	—	3.57%	—	—	3.57%
Total	4.47%	4.48%	3.56%	3.96%	4.06%	4.20%	3.98%

(a)	Excludes mortgage premium of $775 and discount of $(536), net of accumulated amortization, as of December 31, 2018.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of December 31, 2018, the applicable credit spread was 1.20%. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023. As of December 31, 2018, the applicable credit spread was 1.20%.

(c)	Excludes discount of $(734), net of accumulated amortization, as of December 31, 2018.

(d)
The weighted average years to maturity of consolidated indebtedness was 4.7 years as of December 31, 2018. Total debt excludes capitalized loan fees of $(5,906), net of accumulated amortization, as of December 31, 2018, which are included as a reduction to the respective debt balances.

(e)	Represents interest rates as of December 31, 2018.
The Company plans on addressing its debt maturities through a combination of cash flows generated from operations, working capital, capital markets transactions and its unsecured revolving line of credit.
(8) UNSECURED NOTES PAYABLE
The following table summarizes the Company’s unsecured notes payable:

		December 31, 2018		December 31, 2017
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
		700,000	4.19%	700,000	4.19%
Discount, net of accumulated amortization		(734)		(853)
Capitalized loan fees, net of accumulated amortization		(2,904)		(3,399)
	Total	$696,362		$695,748

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2018, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(9) UNSECURED TERM LOANS AND REVOLVING LINE OF CREDIT
The following table summarizes the Company’s term loans and revolving line of credit:

		December 31, 2018		December 31, 2017
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.20%	$250,000	3.30%
Unsecured credit facility term loan due 2018 – variable rate	May 11, 2018	—	—%	100,000	2.93%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	4.05%	200,000	2.96%
Subtotal		450,000		550,000
Capitalized loan fees, net of accumulated amortization		(2,633)		(2,730)
Term loans, net		$447,367		$547,270

Unsecured credit facility revolving line of credit – variable rate (c)	April 22, 2022	$273,000	3.57%	$216,000	2.92%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of December 31, 2018, the leverage grid ranged from 1.20% to 1.70% and the applicable credit spread was 1.20%. As of December 31, 2017, the leverage grid ranged from 1.30% to 2.20% and the applicable credit spread was 1.30%.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% as of December 31, 2018, plus a credit spread based on a leverage grid through November 22, 2023. As of December 31, 2018, the leverage grid ranged from 1.20% to 1.85% and the applicable credit spread was 1.20%. As of December 31, 2017, $200,000 of LIBOR-based variable rate debt was swapped to a fixed rate of 1.26% plus a credit spread based on a leverage grid. As of December 31, 2017, the leverage grid ranged from 1.70% to 2.55% and the applicable credit spread was 1.70%.

(c)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying consolidated balance sheets.
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, the Company may elect to convert to an investment grade pricing grid. As of December 31, 2018, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2018, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of December 31, 2018, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Term Loan Due 2023:

Term Loan Due 2023	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan	11/22/2023	1.20% – 1.85%	0.85% – 1.65%
The Term Loan Due 2023 has a $100,000 accordion option that allows the Company, at its election, to increase the total unsecured term loan up to $300,000, subject to customary fees and conditions, including the absence of an event of default as defined in the Term Loan Agreement and (ii) the Company’s ability to obtain additional lender commitments.
Prior to the November 2018 amendment, the term loan bore interest at a rate of LIBOR plus a credit spread ranging from 1.70% to 2.55%.
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2018, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
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
As of December 31, 2018, the Company used five interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $705 will be reclassified as a decrease to interest expense. Prior to January 1, 2018, only the effective portion of changes in fair value of the derivatives that were designated and that qualified as cash flow hedges was recorded in “Accumulated other comprehensive (loss) income” and the ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s interest rate swaps as of December 31, 2018, which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Maturity Date
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$50,000	2.00%	January 5, 2021
November 23, 2018	$100,000	2.85%	November 22, 2023
November 23, 2018	$100,000	2.85%	November 22, 2023
The Company previously had two interest rate swaps with notional amounts totaling $200,000 that matured on November 22, 2018.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest rate swaps	5	5	$450,000	$450,000
The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques used are described in Note 15 to the consolidated financial statements.

	Derivatives
	December 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets, net	$2,324	Other assets, net	$1,086
Interest rate swaps	Other liabilities	$3,846	N/A	$—
The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive (loss) income for the year ended December 31, 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative	Location of Gain Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Gain Reclassified from AOCI into Income	Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	2018		2018	2018
Interest rate swaps	$1,567	Interest expense	$(1,041)	$73,746
The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive (loss) income for the year ended December 31, 2017:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2017		2017		2017
Interest rate swaps	$(985)	Interest expense	$(633)	Other income, net	$9

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
The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2018, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, which the Company has deemed not significant, was $4,050. As of December 31, 2018, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $4,050.
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
In December 2015, the Company entered into an at-the-market (ATM) equity program under which it had the ability to issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. The Company did not sell any shares under the ATM equity program during the years ended December 31, 2018, 2017 and 2016. The ATM equity program expired in November 2018.
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
The following table presents activity under the Company’s common stock repurchase program during the years ended December 31, 2016, 2017 and 2018:

	Number of Common Shares Repurchased	Average Price per Share	Total Repurchases
Year to date December 31, 2016	591	$14.93	$8,841
Year to date December 31, 2017	17,683	$12.82	$227,102
Year to date December 31, 2018	6,341	$11.80	$74,952
As of December 31, 2018, $189,105 remained available for repurchases under the common stock repurchase program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(12) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Year Ended December 31,
	2018		2017		2016
Numerator:
Net income	$77,640		$251,491		$166,817
Preferred stock dividends	—		(13,867)		(9,450)
Net income attributable to common shareholders	77,640		237,624		157,367
Earnings allocated to unvested restricted shares	(339)		(513)		(445)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$77,301		$237,111		$156,922

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	217,830	(a)	230,747	(b)	236,651	(c)
Effect of dilutive securities:
Stock options	—	(d)	1	(d)	2	(d)
RSUs	401	(e)	179	(f)	298	(g)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	218,231		230,927		236,951

(a)
Excludes 440 shares of unvested restricted common stock as of December 31, 2018, which equate to 535 shares on a weighted average basis for the year ended December 31, 2018. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

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

(d)
There were outstanding options to purchase 22, 38 and 41 shares of common stock as of December 31, 2018, 2017 and 2016, respectively, at a weighted average exercise price of $17.34, $18.85 and $19.25, respectively. Of these totals, outstanding options to purchase 18, 32 and 35 shares of common stock as of December 31, 2018, 2017 and 2016, respectively, at a weighted average exercise price of $18.58, $20.19 and $20.55, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(e)
As of December 31, 2018, there were 649 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the consolidated financial statements), which equate to 658 RSUs on a weighted average basis for the year ended December 31, 2018. These contingently issuable shares are a component of calculating diluted EPS.

(f)
As of December 31, 2017, there were 555 RSUs eligible for future conversion upon completion of the performance periods, which equate to 617 RSUs on a weighted average basis for the year ended December 31, 2017. These contingently issuable shares are a component of calculating diluted EPS.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

income taxes on any taxable income that is not currently distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
Notwithstanding the Company’s qualification as a REIT, the Company may be subject to certain state and local taxes on its income or properties. In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The Company did not record any income tax expense related to the TRS for the years ended December 31, 2018, 2017 and 2016. As a REIT, the Company may also be subject to certain U.S. federal excise taxes if it engages in certain types of transactions.
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
The Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets:
Basis difference in properties	$2	$2
Capital loss carryforward	3,939	5,751
Net operating loss carryforward	6,170	6,125
Other	467	469
Gross deferred tax assets	10,578	12,347
Less: valuation allowance	(10,578)	(12,347)
Total deferred tax assets	—	—
Deferred tax liabilities:
Other	—	—
Net deferred tax assets	$—	$—
The Company’s deferred tax assets and liabilities result from the activities of the TRS. As of December 31, 2018, the TRS had a capital loss carryforward and a federal net operating loss carryforward of $18,757 and $29,380, respectively, which if not utilized, will begin to expire in 2020 and 2031, respectively.
Differences between net income from the consolidated statements of operations and other comprehensive (loss) income and the Company’s taxable income primarily relate to the recognition of sales of investment properties, impairment charges recorded on investment properties and the timing of both revenue recognition and investment property depreciation and amortization.
The following table reconciles the Company’s net income to REIT taxable income before the dividends paid deduction for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net income attributable to the Company	$77,640	$251,491	$166,817
Book/tax differences	588	(59,220)	(50,950)
REIT taxable income subject to 90% dividend requirement	$78,228	$192,271	$115,867

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company’s dividends paid deduction for the years ended December 31, 2018, 2017 and 2016 is summarized below:

	2018	2017	2016
Distributions	$116,725	$192,271	$166,285
Less: non-dividend distributions	(38,497)	—	(50,418)
Total dividends paid deduction attributable to earnings and profits	$78,228	$192,271	$115,867
A summary of the tax characterization per share of the distributions to shareholders of the Company’s preferred stock and common stock for the years ended December 31, 2018, 2017 and 2016 follows:

	2018	2017	2016
Preferred stock
Ordinary dividends	$—	$1.62	$1.75
Capital gain distributions	—	0.07	—
Total distributions per share	$—	$1.69	$1.75

Common stock
Ordinary dividends (a)	$0.36	$0.76	$0.45
Non-dividend distributions	0.17	—	0.21
Capital gain distributions	—	0.03	—
Total distributions per share	$0.53	$0.79	$0.66

(a)	The 2018 ordinary dividends are qualified REIT dividends that may be eligible for the 20% qualified business income deduction under Section 199A of the Code.
The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. No liabilities have been recorded as of December 31, 2018 or 2017 as a result of this provision. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2018. Returns for the calendar years 2015 through 2018 remain subject to examination by federal and various state tax jurisdictions.
(14) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of December 31, 2018, the Company did not identify indicators of impairment at any of its properties. As of December 31, 2017 and 2016, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of December 31, 2017 and 2016:

	December 31,
	2017		2016
Number of properties for which indicators of impairment were identified	6	(a)	7	(b)
Less: number of properties for which an impairment charge was recorded	1		2
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	1		2
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	4		3

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	14%		21%

(a)	Includes five properties which have subsequently been sold as of December 31, 2018.

(b)	Includes five properties which have subsequently been sold as of December 31, 2018.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company recorded the following investment property impairment charges during the year ended December 31, 2018:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Schaumburg Towers (a)	Office	Various	895,400	$1,116
CVS Pharmacy – Lawton, OK (b)	Single-user retail	March 31, 2018	10,900	200
Orange Plaza (Golfland Plaza) (c)	Multi-tenant retail	December 28, 2018	58,200	763
				$2,079
	Estimated fair value of impaired properties as of impairment date			$85,321

(a)
The Company recorded an impairment charge on March 31, 2018 based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of March 31, 2018 and was sold on May 31, 2018, at which time additional impairment was recognized pursuant to the terms and conditions of an executed sales contract.

(b)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on April 19, 2018.

(c)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on December 28, 2018.
The Company recorded the following investment property impairment charges during the year ended December 31, 2017:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Century III Plaza, excluding the Home Depot parcel (a)	Multi-tenant retail	Various (a)	152,200	$3,304
Lakepointe Towne Center (b)	Multi-tenant retail	June 30, 2017	196,600	9,958
Saucon Valley Square (c)	Multi-tenant retail	September 30, 2017	80,700	184
Schaumburg Towers (d)	Office	September 30, 2017	895,400	45,638
High Ridge Crossing (e)	Multi-tenant retail	December 22, 2017	76,900	3,480
Home Depot Plaza (f)	Multi-tenant retail	December 31, 2017	135,600	4,439
				$67,003
	Estimated fair value of impaired properties as of impairment date			$107,400

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

(d)	The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer. The property was sold on May 31, 2018.

(e)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on December 22, 2017.

(f)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on March 20, 2018.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company recorded the following investment property impairment charges during the year ended December 31, 2016:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
South Billings Center (a)	Development	Various (a)	—	$3,007
Mid-Hudson Center (b)	Multi-tenant retail	June 30, 2016	235,600	4,142
Saucon Valley Square (c)	Multi-tenant retail	September 30, 2016	80,700	4,742
Crown Theater (d)	Single-user retail	December 31, 2016	74,200	5,985
Rite Aid Store (Eckerd), Culver Rd.–Rochester, NY (e)	Single-user retail	December 31, 2016	10,900	2,500
				$20,376
	Estimated fair value of impaired properties as of impairment date			$40,850

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

(c)	The Company recorded an impairment charge driven by a change in the estimated holding period for the property. The property was sold on October 27, 2017.

(d)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property. The property was sold on January 19, 2018.

(e)	The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer. The property was sold on January 27, 2017.
The Company provides no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(15) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$2,324	$2,324	$1,086	$1,086
Financial liabilities:
Mortgages payable, net	$205,320	$208,173	$287,068	$298,635
Unsecured notes payable, net	$696,362	$671,492	$695,748	$693,823
Unsecured term loans, net	$447,367	$449,266	$547,270	$552,555
Unsecured revolving line of credit	$273,000	$272,553	$216,000	$216,222
Derivative liability	$3,846	$3,846	$—	$—
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2018
Derivative asset	$—	$2,324	$—	$2,324
Derivative liability	$—	$3,846	$—	$3,846

December 31, 2017
Derivative asset	$—	$1,086	$—	$1,086
Derivatives:  The fair value of the derivative asset and derivative liability are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 10 to the consolidated financial statements.
Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of December 31, 2018. The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2017, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the year ended December 31, 2017, except for those properties sold prior to December 31, 2017. Methods and assumptions used to estimate the fair value of these assets as of December 31, 2017 are described after the table.

	Fair Value
	Level 1	Level 2		Level 3	Total	Provision for Impairment (a)
December 31, 2017
Investment properties	$—	$74,250	(b)	$—	$74,250	$50,077

(a)	Excludes impairment charges recorded on investment properties sold prior to December 31, 2017.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2018
Mortgages payable, net	$—	$—	$208,173	$208,173
Unsecured notes payable, net	$235,788	$—	$435,704	$671,492
Unsecured term loans, net	$—	$—	$449,266	$449,266
Unsecured revolving line of credit	$—	$—	$272,553	$272,553

December 31, 2017
Mortgages payable, net	$—	$—	$298,635	$298,635
Unsecured notes payable, net	$243,183	$—	$450,640	$693,823
Unsecured term loans, net	$—	$—	$552,555	$552,555
Unsecured revolving line of credit	$—	$—	$216,222	$216,222
The Company used the following discount rates in valuing its Level 3 financial liabilities:

	December 31, 2018	December 31, 2017
Mortgages payable, net range	4.2% to 4.4%	3.5% to 4.2%
Unsecured notes payable, net weighted average	4.91%	4.28%
Unsecured term loans, net weighted average	1.25%	1.33%
Unsecured revolving line of credit	1.10%	1.30%
There were no transfers between the levels of the fair value hierarchy during the years ended December 31, 2018 and 2017.
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
As of December 31, 2018, the Company had letters of credit outstanding totaling $433 that serve as collateral for certain capital improvements at two of its properties and reduce the available borrowings on its unsecured revolving line of credit.
As of December 31, 2018, the Company had active redevelopment projects at Circle East located in Towson, Maryland and Plaza del Lago located in Wilmette, Illinois. The Company estimates that it will incur net costs of approximately $34,000 to $36,000 related to the Circle East redevelopment and approximately $900 to $1,000 related to the redevelopment of the multi-family rental units at Plaza del Lago. As of December 31, 2018, the Company has incurred $10,473, net of proceeds of $11,820 from the sale of air rights, related to the redevelopment portion of Circle East and $536 related to the multi-family rental units at Plaza del Lago.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
(18) SUBSEQUENT EVENTS
Subsequent to December 31, 2018, the Company:

•
granted 128 restricted shares at a grant date fair value of $10.92 per share and 382 RSUs at a grant date fair value of $10.98 per RSU to the Company’s executives in conjunction with its long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the consolidated financial statements for additional details regarding the terms of the RSUs;

•
issued 82 shares of common stock and 125 restricted shares with a one year vesting term for the RSUs with a performance period that concluded on December 31, 2018. An additional 29 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period; and

•
declared the cash dividend for the first quarter of 2019 of $0.165625 per share on its outstanding Class A common stock, which will be paid on April 10, 2019 to Class A common shareholders of record at the close of business on March 27, 2019.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth selected quarterly financial data for the Company:

	2018
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues	$119,354	$119,137	$119,164	$124,842

Net income	$12,144	$12,834	$10,882	$41,780

Net income attributable to common shareholders	$12,144	$12,834	$10,882	$41,780

Net income per common share attributable to common shareholders – basic and diluted	$0.06	$0.06	$0.05	$0.19

Weighted average number of common shares outstanding – basic	214,684	218,808	218,982	218,849

Weighted average number of common shares outstanding – diluted	215,093	219,021	219,410	219,403

	2017
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues	$126,588	$130,519	$137,339	$143,693

Net income (loss)	$109,924	$35,904	$114,763	$(9,100)

Net income (loss) attributable to common shareholders	$103,144	$33,542	$112,400	$(11,462)

Net income (loss) per common share attributable to common shareholders – basic and diluted	$0.46	$0.15	$0.48	$(0.05)

Weighted average number of common shares outstanding – basic	222,942	229,508	234,243	236,294

Weighted average number of common shares outstanding – diluted	223,095	230,104	234,818	236,294

RETAIL PROPERTIES OF AMERICA, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Write-offs	Balance at end of year
Year ended December 31, 2018
Allowance for doubtful accounts	$6,567	3,155	(1,746)	$7,976
Tax valuation allowance	$12,347	(1,769)	—	$10,578

Year ended December 31, 2017
Allowance for doubtful accounts	$6,886	2,143	(2,462)	$6,567
Tax valuation allowance	$21,175	(8,828)	—	$12,347

Year ended December 31, 2016
Allowance for doubtful accounts	$7,910	2,466	(3,490)	$6,886
Tax valuation allowance	$23,618	(2,443)	—	$21,175

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Ashland & Roosevelt	$642	$13,850	$21,052	$1,204	$13,850	$22,256	$36,106	$10,767	2002	05/05
Chicago, IL
Avondale Plaza	—	4,573	9,497	71	4,573	9,568	14,141	1,519	2005	11/14
Redmond, WA
Bed Bath & Beyond Plaza	—	4,530	11,901	375	4,530	12,276	16,806	5,891	2000-2002	07/05
Westbury, NY
The Brickyard	—	45,300	26,657	8,860	45,300	35,517	80,817	16,604	1977/2004	04/05
Chicago, IL
Carillon (a) (b)	—	15,261	114,703	(48,796)	15,261	65,907	81,168	28,015	2004	09/04
Largo, MD
Cedar Park Town Center	—	23,923	13,829	248	23,923	14,077	38,000	2,630	2013	02/15
Cedar Park, TX
Central Texas Marketplace	—	13,000	47,559	10,060	13,000	57,619	70,619	24,414	2004	12/06
Waco, TX
Centre at Laurel	—	19,000	8,406	17,273	18,700	25,979	44,679	11,808	2005	02/06
Laurel, MD
Chantilly Crossing	—	8,500	16,060	2,557	8,500	18,617	27,117	9,009	2004	05/05
Chantilly, VA
Circle East (c) (d)	—	22,808	39,798	(26,526)	13,758	22,322	36,080	2,593	1998 & 2014	7/04 &
Towson, MD										11/15
Clearlake Shores	—	1,775	7,026	1,207	1,775	8,233	10,008	4,071	2003-2004	04/05
Clear Lake, TX
Coal Creek Marketplace	—	5,023	12,382	240	5,023	12,622	17,645	1,638	1991	08/15
Newcastle, WA
Colony Square	—	16,700	22,775	7,632	16,700	30,407	47,107	12,035	1997	05/06
Sugar Land, TX
The Commons at Temecula	—	12,000	35,887	7,162	12,000	43,049	55,049	20,083	1999	04/05
Temecula, CA
Coppell Town Center	—	2,919	13,281	143	2,919	13,424	16,343	2,799	1999	10/13
Coppell, TX
Coram Plaza	—	10,200	26,178	3,858	10,200	30,036	40,236	15,189	2004	12/04
Coram, NY
Cypress Mill Plaza	—	4,962	9,976	271	4,962	10,247	15,209	2,326	2004	10/13
Cypress, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Davis Towne Crossing	$—	$1,850	$5,681	$1,191	$1,671	$7,051	$8,722	$3,644	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	—	6,000	43,434	16,529	6,000	59,963	65,963	28,827	2003-2004	10/04
Denton, TX
Downtown Crown	—	43,367	110,785	4,047	43,367	114,832	158,199	17,143	2014	01/15
Gaithersburg, MD
East Stone Commons	—	2,900	28,714	241	2,826	29,029	31,855	13,125	2005	06/06
Kingsport, TN
Eastside	—	4,055	17,620	228	4,055	17,848	21,903	1,942	2008	06/16
Richardson, TX
Eastwood Towne Center	—	12,000	65,067	8,281	12,000	73,348	85,348	37,011	2002	05/04
Lansing, MI
Edwards Multiplex	—	—	35,421	—	—	35,421	35,421	17,749	1988	05/05
Fresno, CA
Edwards Multiplex	—	11,800	33,098	—	11,800	33,098	44,898	16,584	1997	05/05
Ontario, CA
Fairgrounds Plaza	—	4,800	13,490	4,835	5,431	17,694	23,125	8,647	2002-2004	01/05
Middletown, NY
Fordham Place	—	17,209	96,547	525	17,209	97,072	114,281	18,086	Redev: 2009	11/13
Bronx, NY
Fort Evans Plaza II	—	16,118	44,880	327	16,118	45,207	61,325	7,443	2008	01/15
Leesburg, VA
Fullerton Metrocenter	—	—	47,403	3,579	—	50,982	50,982	26,826	1988	06/04
Fullerton, CA
Galvez Shopping Center	—	1,250	4,947	396	1,250	5,343	6,593	2,640	2004	06/05
Galveston, TX
Gardiner Manor Mall	34,087	12,348	56,199	1,722	12,348	57,921	70,269	9,753	2000	06/14
Bay Shore, NY
Gateway Pavilions	—	9,880	55,195	3,604	9,880	58,799	68,679	29,278	2003-2004	12/04
Avondale, AZ
Gateway Plaza	—	—	26,371	5,647	—	32,018	32,018	16,073	2000	07/04
Southlake, TX
Gateway Station	—	1,050	3,911	1,233	1,050	5,144	6,194	2,559	2003-2004	12/04
College Station, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Gateway Station II & III	$—	$3,280	$11,557	$202	$3,280	$11,759	$15,039	$4,789	2006-2007	05/07
College Station, TX
Gateway Village	33,341	8,550	39,298	6,221	8,550	45,519	54,069	23,235	1996	07/04
Annapolis, MD
Gerry Centennial Plaza	—	5,370	12,968	9,499	5,370	22,467	27,837	9,251	2006	06/07
Oswego, IL
Grapevine Crossing	—	4,100	16,938	454	3,894	17,598	21,492	8,706	2001	04/05
Grapevine, TX
Green's Corner	—	3,200	8,663	1,409	3,200	10,072	13,272	4,752	1997	12/04
Cumming, GA
Gurnee Town Center	—	7,000	35,147	6,638	7,000	41,785	48,785	20,202	2000	10/04
Gurnee, IL
Henry Town Center	—	10,650	46,814	6,325	10,650	53,139	63,789	25,969	2002	12/04
McDonough, GA
Heritage Square	—	6,377	11,385	2,363	6,377	13,748	20,125	2,431	1985	02/14
Issaquah, WA
Heritage Towne Crossing	—	3,065	10,729	1,680	3,065	12,409	15,474	6,675	2002	03/04
Euless, TX
Home Depot Center	—	—	16,758	—	—	16,758	16,758	8,294	1996	06/05
Pittsburgh, PA
HQ Building	—	5,200	10,010	4,317	5,200	14,327	19,527	7,139	Redev: 2004	12/05
San Antonio, TX
Huebner Oaks Center	—	18,087	64,731	2,328	18,087	67,059	85,146	11,018	1996	06/14
San Antonio, TX
Humblewood Shopping Center	—	2,200	12,823	1,198	2,200	14,021	16,221	6,449	Renov: 2005	11/05
Humble, TX
Jefferson Commons	—	23,097	52,762	2,980	23,097	55,742	78,839	22,014	2005	02/08
Newport News, VA
John's Creek Village	—	14,446	23,932	1,063	14,295	25,146	39,441	4,577	2004	06/14
John's Creek, GA
King Philip's Crossing	—	3,710	19,144	(136)	3,710	19,008	22,718	9,229	2005	11/05
Seekonk, MA
La Plaza Del Norte	—	16,005	37,744	5,559	16,005	43,303	59,308	22,677	1996/1999	01/04
San Antonio, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Lake Worth Towne Crossing	$—	$6,600	$30,910	$9,313	$6,600	$40,223	$46,823	$17,228	2005	06/06
Lake Worth, TX
Lakewood Towne Center	—	12,555	74,612	(10,258)	12,555	64,354	76,909	32,239	1998/2002-	06/04
Lakewood, WA									2003
Lincoln Park	—	38,329	17,772	655	38,329	18,427	56,756	3,253	1997	06/14
Dallas, TX
Lincoln Plaza	—	13,000	46,482	23,124	13,110	69,496	82,606	32,572	2001-2004	09/05
Worcester, MA
Lowe's/Bed, Bath & Beyond	—	7,423	799	(8)	7,415	799	8,214	710	2005	08/05
Butler, NJ
MacArthur Crossing	—	4,710	16,265	2,563	4,710	18,828	23,538	10,078	1995-1996	02/04
Los Colinas, TX
Main Street Promenade	—	4,317	83,276	38	4,317	83,314	87,631	6,117	2003 & 2014	01/17
Naperville, IL
Manchester Meadows	—	14,700	39,738	9,218	14,700	48,956	63,656	23,365	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	—	3,300	12,195	3,677	3,300	15,872	19,172	8,214	2003-2004	11/04
Mansfield, TX
Merrifield Town Center	—	18,678	36,496	1,159	18,678	37,655	56,333	5,581	2008	01/15
Falls Church, VA
Merrifield Town Center II	—	28,797	14,698	119	28,797	14,817	43,614	1,603	1972 Renov:	01/16
Falls Church, VA									2006-2007
New Forest Crossing	—	4,390	11,313	820	4,390	12,133	16,523	2,485	2003	10/13
Houston, TX
New Hyde Park Shopping Center	—	14,568	5,562	36	14,568	5,598	20,166	382	1964 Renov:	07/17
New Hyde Park, NY									2011
Newnan Crossing I & II	—	15,100	33,987	7,669	15,100	41,656	56,756	21,237	1999 &	12/03 &
Newnan, GA									2004	02/04
Newton Crossroads	—	3,350	6,927	646	3,350	7,573	10,923	3,723	1997	12/04
Covington, GA
North Rivers Towne Center	—	3,350	15,720	1,050	3,350	16,770	20,120	8,730	2003-2004	04/04
Charleston, SC
Northgate North	25,202	7,540	49,078	(13,055)	7,540	36,023	43,563	19,532	1999-2003	06/04
Seattle, WA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Northpointe Plaza	$—	$13,800	$37,707	$9,316	$13,800	$47,023	$60,823	$22,677	1991-1993	05/04
Spokane, WA
Oak Brook Promenade	—	10,343	50,057	1,323	10,343	51,380	61,723	5,713	2006	03/16
Oak Brook, IL
One Loudoun (e)	—	26,799	122,224	11,308	26,457	133,874	160,331	10,016	2013-2017	11/16, 2/17,
Ashburn, VA										4/17, 5/17, 8/17 & 11/18
Oswego Commons	—	6,454	16,004	1,254	6,454	17,258	23,712	3,443	2002-2004	06/14
Oswego, IL
Paradise Valley Marketplace	—	6,590	20,425	949	6,590	21,374	27,964	11,618	2002	04/04
Phoenix, AZ
Parkway Towne Crossing	—	6,142	20,423	9,625	6,142	30,048	36,190	14,400	2010	08/06
Frisco, TX
Pavilion at Kings Grant I & II	—	10,274	12,392	16,890	10,105	29,451	39,556	11,606	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Pelham Manor Shopping Plaza	—	—	67,870	838	—	68,708	68,708	14,049	2008	11/13
Pelham Manor, NY
Peoria Crossings I & II	24,101	6,995	32,816	4,331	8,495	35,647	44,142	18,889	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Plaza at Marysville	—	6,600	13,728	1,043	6,600	14,771	21,371	7,674	1995	07/04
Marysville, WA
Plaza del Lago (c)	—	12,042	33,382	2,083	12,042	35,465	47,507	1,379	1928 Renov:	12/17
Wilmette, IL									1996
Pleasant Run	—	4,200	29,085	7,408	4,200	36,493	40,693	17,355	2004	12/04
Cedar Hill, TX
Reisterstown Road Plaza	—	15,800	70,372	21,582	15,790	91,964	107,754	41,265	1986/2004	08/04
Baltimore, MD
Rivery Town Crossing	—	2,900	6,814	455	2,900	7,269	10,169	3,335	2005	10/06
Georgetown, TX
Royal Oaks Village II	—	3,450	17,000	660	3,450	17,660	21,110	6,344	2004-2005	11/05
Houston, TX
Sawyer Heights Village	18,769	24,214	15,797	850	24,214	16,647	40,861	3,522	2007	10/13
Houston, TX
Shoppes at Hagerstown	—	4,034	21,937	258	4,034	22,195	26,229	2,861	2008	01/16
Hagerstown, MD

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
The Shoppes at Quarterfield	$—	$2,190	$8,840	$314	$2,190	$9,154	$11,344	$4,915	1999	01/04
Severn, MD
The Shoppes at Union Hill	13,185	12,666	45,227	546	12,666	45,773	58,439	5,149	2003	04/16
Denville, NJ
Shoppes of New Hope	—	1,350	11,045	233	1,350	11,278	12,628	5,925	2004	07/04
Dallas, GA
Shoppes of Prominence Point I & II	—	3,650	12,652	642	3,650	13,294	16,944	6,795	2004 & 2005	06/04 &
Canton, GA										09/05
Shops at Forest Commons	—	1,050	6,133	417	1,050	6,550	7,600	3,344	2002	12/04
Round Rock, TX
The Shops at Legacy	—	8,800	108,940	17,280	8,800	126,220	135,020	53,578	2002	06/07
Plano, TX
Shops at Park Place	—	9,096	13,175	4,703	9,096	17,878	26,974	8,263	2001	10/03
Plano, TX
Southlake Corners	21,035	6,612	23,605	117	6,612	23,722	30,334	4,680	2004	10/13
Southlake, TX
Southlake Town Square I - VII	—	43,790	207,354	27,762	41,604	237,302	278,906	102,336	1998-2007	12/04, 5/07,
Southlake, TX										9/08 & 3/09
Stilesboro Oaks	—	2,200	9,426	754	2,200	10,180	12,380	5,019	1997	12/04
Acworth, GA
Stonebridge Plaza	—	1,000	5,783	788	1,000	6,571	7,571	3,100	1997	08/05
McKinney, TX
Streets of Yorktown	—	3,440	22,111	2,951	3,440	25,062	28,502	11,856	2005	12/05
Houston, TX
Tacoma South	—	10,976	22,898	189	10,976	23,087	34,063	2,470	1984-2015	05/16
Tacoma, WA
Target South Center	—	2,300	8,760	727	2,300	9,487	11,787	4,663	1999	11/05
Austin, TX
Tollgate Marketplace	34,958	8,700	61,247	8,491	8,700	69,738	78,438	34,367	1979/1994	07/04
Bel Air, MD
Tysons Corner	—	22,525	7,184	2,493	22,525	9,677	32,202	985	1980	05/15
Vienna, VA									Renov:2004, 2012/2013
Village Shoppes at Simonton	—	2,200	10,874	126	2,200	11,000	13,200	5,711	2004	08/04
Lawrenceville, GA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Walter's Crossing	$—	$14,500	$16,914	$546	$14,500	$17,460	$31,960	$8,157	2005	07/06
Tampa, FL
Watauga Pavilion	—	5,185	27,504	1,634	5,185	29,138	34,323	15,188	2003-2004	05/04
Watauga, TX
Winchester Commons	—	4,400	7,471	629	4,400	8,100	12,500	4,059	1999	11/04
Memphis, TN
Woodinville Plaza	—	16,073	25,433	4,873	16,073	30,306	46,379	3,719	1981	06/15 &
Woodinville, WA										8/16
Total	205,320	1,047,335	3,303,572	293,478	1,036,901	3,607,484	4,644,385	1,313,602

Developments in Progress	—	25,450	—	22,919	41,141	7,228	48,369	—

Total Investment Properties	$205,320	$1,072,785	$3,303,572	$316,397	$1,078,042	$3,614,712	$4,692,754	$1,313,602

(a)	The Company has begun activities in anticipation of future redevelopment at this property.

(b)	Carillon is the rebranded property formerly known as Boulevard at the Capital Centre.

(c)	The cost basis associated with this property or a portion of this property is included in “Developments in progress” as the property or a portion of the property is an active redevelopment.

(d)	Circle East is the rebranded property combining the properties formerly known as Towson Circle and Towson Square.

(e)
The Company acquired One Loudoun Uptown in 2018. The acquired land parcel is classified as land held for development and is included in “Development in progress” in the accompanying consolidated balance sheets.

RETAIL PROPERTIES OF AMERICA, INC.
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned as of December 31, 2018 for U.S. federal income tax purposes was approximately $4,600,815.

(C)	Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2018	2017	2016
Balance as of January 1,	$4,785,927	$5,499,506	$5,687,842
Purchases and additions to investment property	114,050	272,145	435,989
Sale and write-offs of investment property	(203,766)	(829,170)	(526,970)
Property held for sale	—	(2,791)	(47,151)
Provision for asset impairment	(3,457)	(153,763)	(47,159)
Change in acquired lease intangible assets	—	—	4,586
Change in acquired lease intangible liabilities	—	—	(7,631)
Balance as of December 31,	$4,692,754	$4,785,927	$5,499,506

(E)	Reconciliation of accumulated depreciation:

	2018	2017	2016
Balance as of January 1,	$1,215,990	$1,443,333	$1,433,195
Depreciation expense	149,302	171,823	191,493
Sale and write-offs of investment property	(48,795)	(308,662)	(122,872)
Property held for sale	—	(27)	(15,769)
Provision for asset impairment	(2,895)	(90,477)	(18,500)
Other disposals	—	—	(24,214)
Balance as of December 31,	$1,313,602	$1,215,990	$1,443,333
Depreciation is computed based upon the following estimated useful lives in the accompanying consolidated statements of operations and other comprehensive (loss) income:

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
Based on management’s evaluation as of December 31, 2018, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Retail Properties of America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 13, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
February 13, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed:

(1)	The consolidated financial statements of the Company are set forth in this report in Item 8.

(2)	Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2018 are submitted herewith:

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

10.3	Retail Properties of America, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2018).

Exhibit No.	Description

10.4
Indemnification Agreements by and between the Registrant and its directors and officers (incorporated herein by reference to Exhibits 10.6B, 10.6D and 10.6E to the Registrant’s Annual Report/Amended on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007, Exhibits 10.560 and 10.570 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008, Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 6, 2013, Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014, Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 5, 2015, Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 4, 2015, Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 2, 2016, Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 15, 2017, and Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 14, 2018).

10.5
Note Purchase Agreement dated as of May 16, 2014 among the Registrant as Issuer and Certain Institutions as Purchasers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

10.6
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

10.7
Note Purchase Agreement dated as of September 30, 2016, among the Registrant as Issuer and Certain Institutions as Purchasers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2016).

10.8
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

10.9
First Amendment to Term Loan Agreement, dated as of May 17, 2018, by and among the Registrant as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 1, 2018).

10.10
Second Amendment to Term Loan Agreement, dated as of November 20, 2018, by and among the Registrant as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (filed herewith).

10.11
Amended and Restated Retention Agreement dated October 31, 2016 by and between the Registrant and Steven P. Grimes (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

10.12
Amended and Restated Retention Agreement dated October 31, 2016 by and between the Registrant and Shane C. Garrison (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

10.13
Retention Agreement dated October 31, 2016 by and between the Registrant and Paula C. Maggio (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and filed on November 2, 2016).

10.14
Separation Agreement and General Release, dated March 14, 2018, by and between the Registrant and Paula C. Maggio (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 2, 2018).

10.15
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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the Years Ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedules.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

/s/ STEVEN P. GRIMES

By:	Steven P. Grimes
Chief Executive Officer
Date:	February 13, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ STEVEN P. GRIMES		/s/ BONNIE S. BIUMI		/s/ RICHARD P. IMPERIALE

By:	Steven P. Grimes	By:	Bonnie S. Biumi	By:	Richard P. Imperiale
	Director and Chief Executive Officer (Principal Executive Officer)		Director		Director
Date:	February 13, 2019	Date:	February 13, 2019	Date:	February 13, 2019

	/s/ JULIE M. SWINEHART		/s/ FRANK A. CATALANO, JR.		/s/ PETER L. LYNCH

By:	Julie M. Swinehart	By:	Frank A. Catalano, Jr.	By:	Peter L. Lynch
	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)		Director		Director
Date:	February 13, 2019	Date:	February 13, 2019	Date:	February 13, 2019

	/s/ GERALD M. GORSKI		/s/ ROBERT G. GIFFORD		/s/ THOMAS J. SARGEANT

By:	Gerald M. Gorski	By:	Robert G. Gifford	By:	Thomas J. Sargeant
	Chairman of the Board and Director		Director		Director
Date:	February 13, 2019	Date:	February 13, 2019	Date:	February 13, 2019