Form 10-Q
period 2019-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2019-05-01
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of April 26, 2019:
Class A common stock:    213,584,580 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2019	December 31, 2018
Assets
Investment properties:
Land	$1,050,176	$1,036,901
Building and other improvements	3,590,512	3,607,484
Developments in progress	54,564	48,369
	4,695,252	4,692,754
Less accumulated depreciation	(1,331,679)	(1,313,602)
Net investment properties	3,363,573	3,379,152
Cash and cash equivalents	11,855	14,722
Accounts and notes receivable, net	72,294	78,398
Acquired lease intangible assets, net	92,532	97,090
Right-of-use lease assets	51,357	—
Other assets, net	76,828	78,108
Total assets	$3,668,439	$3,647,470

Liabilities and Equity
Liabilities:
Mortgages payable, net	$204,524	$205,320
Unsecured notes payable, net	696,497	696,362
Unsecured term loans, net	447,562	447,367
Unsecured revolving line of credit	299,000	273,000
Accounts payable and accrued expenses	52,155	82,942
Distributions payable	35,375	35,387
Acquired lease intangible liabilities, net	68,935	86,543
Lease liabilities	91,288	—
Other liabilities	40,483	73,540
Total liabilities	1,935,819	1,900,461

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 213,585 and 213,176 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	214	213
Additional paid-in capital	4,505,631	4,504,702
Accumulated distributions in excess of earnings	(2,768,965)	(2,756,802)
Accumulated other comprehensive loss	(5,036)	(1,522)
Total shareholders’ equity	1,731,844	1,746,591
Noncontrolling interests	776	418
Total equity	1,732,620	1,747,009
Total liabilities and equity	$3,668,439	$3,647,470

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Lease income	$122,703	$124,842

Expenses:
Operating expenses	17,686	20,255
Real estate taxes	18,403	20,468
Depreciation and amortization	43,267	45,228
Provision for impairment of investment properties	—	592
General and administrative expenses	10,499	12,495
Total expenses	89,855	99,038

Other (expense) income:
Interest expense	(17,430)	(18,765)
Gain on sales of investment properties	8,449	34,519
Other (expense) income, net	(659)	222
Net income	23,208	41,780
Net income attributable to noncontrolling interests	—	—
Net income attributable to common shareholders	$23,208	$41,780

Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.11	$0.19

Net income	$23,208	$41,780
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 8)	(3,514)	2,754
Comprehensive income attributable to the Company	$19,694	$44,534

Weighted average number of common shares outstanding – basic	212,850	218,849

Weighted average number of common shares outstanding – diluted	213,223	219,403

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2018	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700	$—	$1,885,700
Cumulative effect of accounting change	—	—	—	(12)	12	—	—	—
Net income	—	—	—	41,780	—	41,780	—	41,780
Other comprehensive income	—	—	—	—	2,754	2,754	—	2,754
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(36,353)	—	(36,353)	—	(36,353)
Issuance of common stock	59	—	—	—	—	—	—	—
Issuance of restricted shares	305	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,133	—	—	2,133	—	2,133
Shares withheld for employee taxes	(112)	—	(1,370)	—	—	(1,370)	—	(1,370)
Balance as of March 31, 2018	219,489	$219	$4,575,191	$(2,684,606)	$3,840	$1,894,644	$—	$1,894,644

Balance as of January 1, 2019	213,176	$213	$4,504,702	$(2,756,802)	$(1,522)	$1,746,591	$418	$1,747,009
Net income	—	—	—	23,208	—	23,208	—	23,208
Other comprehensive loss	—	—	—	—	(3,514)	(3,514)	—	(3,514)
Contributions from noncontrolling interests	—	—	—	—	—	—	358	358
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,371)	—	(35,371)	—	(35,371)
Issuance of common stock	111	—	—	—	—	—	—	—
Issuance of restricted shares	392	1	—	—	—	1	—	1
Stock-based compensation expense, net of forfeitures	(9)	—	1,966	—	—	1,966	—	1,966
Shares withheld for employee taxes	(85)	—	(1,037)	—	—	(1,037)	—	(1,037)
Balance as of March 31, 2019	213,585	$214	$4,505,631	$(2,768,965)	$(5,036)	$1,731,844	$776	$1,732,620

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$23,208	$41,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,267	45,228
Provision for impairment of investment properties	—	592
Gain on sales of investment properties	(8,449)	(34,519)
Amortization of loan fees and debt premium and discount, net	798	940
Amortization of stock-based compensation	1,966	2,133
Debt prepayment fees	—	974
Payment of leasing fees and inducements	(2,739)	(2,147)
Changes in accounts receivable, net	6,312	2,879
Changes in right-of-use lease assets	485	—
Changes in accounts payable and accrued expenses, net	(25,058)	(25,202)
Changes in lease liabilities	(150)	—
Changes in other operating assets and liabilities, net	398	3,530
Other, net	(3,083)	(2,023)
Net cash provided by operating activities	36,955	34,165

Cash flows from investing activities:
Purchase of investment properties	(25,204)	—
Capital expenditures and tenant improvements	(18,746)	(11,692)
Proceeds from sales of investment properties	21,605	112,214
Investment in developments in progress	(5,841)	(2,848)
Net cash (used in) provided by investing activities	(28,186)	97,674

Cash flows from financing activities:
Principal payments on mortgages payable	(764)	(11,788)
Proceeds from unsecured revolving line of credit	94,000	55,000
Repayments of unsecured revolving line of credit	(68,000)	(180,000)
Payment of loan fees and deposits	(4)	—
Debt prepayment fees	—	(974)
Distributions paid	(35,383)	(36,311)
Other, net	(679)	(1,370)
Net cash used in financing activities	(10,830)	(175,443)

Net decrease in cash, cash equivalents and restricted cash	(2,061)	(43,604)
Cash, cash equivalents and restricted cash, at beginning of period	19,601	86,335
Cash, cash equivalents and restricted cash, at end of period	$17,540	$42,731
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$16,216	$17,636
Cash paid for amounts included in the measurement of operating lease liabilities	$1,679	$—
Distributions payable	$35,375	$36,353
Accrued capital expenditures and tenant improvements	$9,407	$6,581
Accrued leasing fees and inducements	$754	$444
Accrued redevelopment costs	$395	$1,129
Developments in progress placed in service	$—	$6,819
Lease liabilities arising from obtaining right-of-use lease assets	$103,519	$—
Straight-line ground rent liabilities reclassified to right-of-use lease asset	$31,030	$—
Straight-line office rent liability reclassified to right-of-use lease asset	$507	$—
Acquired ground lease intangible liability reclassified to right-of-use lease asset	$11,898	$—

Purchase of investment properties (after credits at closing):
Net investment properties	$(23,894)	$—
Accounts receivable, acquired lease intangibles and other assets	(1,694)	—
Accounts payable, acquired lease intangibles and other liabilities	384	—
Purchase of investment properties (after credits at closing)	$(25,204)	$—

Proceeds from sales of investment properties:
Net investment properties	$17,456	$80,460
Right-of-use lease assets	8,242	—
Accounts receivable, acquired lease intangibles and other assets	1,417	3,403
Lease liabilities	(11,326)	—
Accounts payable, acquired lease intangibles and other liabilities	(2,633)	(6,168)
Gain on sales of investment properties	8,449	34,519
Proceeds from sales of investment properties	$21,605	$112,214

Reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets to such amounts shown in the Company’s condensed consolidated statements of cash flows:

Cash and cash equivalents, at beginning of period	$14,722	$25,185
Restricted cash, at beginning of period (included within “Other assets, net”)	4,879	61,150
Total cash, cash equivalents and restricted cash, at beginning of period	$19,601	$86,335

Cash and cash equivalents, at end of period	$11,855	$33,533
Restricted cash, at end of period (included within “Other assets, net”)	5,685	9,198
Total cash, cash equivalents and restricted cash, at end of period	$17,540	$42,731

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2018, which are included in its 2018 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of March 31, 2019, the Company owned 105 retail operating properties in the United States.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to capitalization of development costs, provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable), and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions and initial recognition of right-of-use lease assets and lease liabilities. Actual results could differ from these estimates.
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
The Company’s property ownership as of March 31, 2019 is summarized below:

Property Count
Retail operating properties	105
Redevelopment projects:
Circle East – redevelopment portion (a)	—
Plaza del Lago – multi-family rental units (a)	—
Carillon (b)	1
Total number of properties	106

(a)	The operating portion of this property is included within the property count for retail operating properties.

(b)	The Company has begun activities in anticipation of the future redevelopment of this property.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2018 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2019.
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases. This new guidance, including related ASUs that were subsequently issued, requires lessees to recognize a liability to make lease payments and a right-of-use lease (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election, by class of underlying asset, to not recognize lease liabilities and lease assets. The guidance allows lessees and lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary, and provides a package of three practical expedients whereby companies are not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating vs. capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients), as well as practical expedients whereby companies are not required to reassess whether land easements contain a lease and can use hindsight in determining the lease term and assessing impairment of the ROU asset. Further, the guidance requires lease-related revenues to be presented in a single line item rather than the previous presentation which separated them between “Rental income,” “Tenant recovery income” and “Other property income” on the condensed consolidated statements of operations and other comprehensive (loss) income. The guidance also requires bad debt to be presented as an adjustment to revenue rather than the previous presentation within “Operating expenses” on the condensed consolidated statements of operations and other comprehensive (loss) income. Finally, only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with the Company’s previous policies.
The Company adopted this new guidance on January 1, 2019, applied the requirements as of that date, elected the practical expedient to not separate non-lease components from lease components for all classes of assets, elected the Package of Three Practical Expedients as well as the practical expedient related to not reassessing whether land easements contain a lease. The Company did not elect the practical expedient related to hindsight for determining the lease term or assessing impairment of ROU assets. There was no retained earnings adjustment as a result of the adoption.
Upon adoption, the Company recognized lease liabilities and ROU assets of $103,432 for operating leases where it is the lessee related to long-term ground leases and office leases, which are presented as “Right-of-use lease assets” and “Lease liabilities,” respectively, in the accompanying condensed consolidated balance sheets. The ROU assets are presented net of the Company’s existing straight-line ground rent liabilities of $31,030 and acquired ground lease intangible liability of $11,898 as of January 1, 2019. For leases with a term of 12 months or less, the Company made an accounting policy election to not recognize lease liabilities and lease assets.
For leases where the Company is the lessor, the Company elected the practical expedient to not separate non-lease components from lease components for all classes of assets. In addition, the Company has presented all income as a single line item within “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income for the current and comparative period. This resulted in the reclassification of (i) $94,455 of revenue previously presented as “Rental income,” (ii) $28,090 of revenue previously presented as “Tenant recovery income” and (iii) $2,297 of revenue previously presented as “Other property income” for the three months ended March 31, 2018 into “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Upon adoption, the Company began recording bad debt as an adjustment to “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. For the three months ended March 31, 2018, bad debt is presented within “Operating expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. The guidance regarding capitalization of leasing costs did not have any effect on the Company’s condensed consolidated financial statements. Refer to Note 6 to the condensed consolidated financial statements for further discussion.
Effective January 1, 2019, the Company adopted ASU 2018-16, Derivatives and Hedging, due to the Company’s early adoption of ASU 2017-12, Derivatives and Hedging. This new guidance permits use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. SOFR represents the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

fifth permissible U.S. benchmark rate in addition to the following current eligible benchmark interest rates: (i) direct Treasury obligations of the U.S. government (UST), (ii) the London Interbank Offered Rate (LIBOR) swap rate, (iii) the OIS Rate based on the Fed Funds Effective Rate and (iv) the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The adoption of this pronouncement did not have any effect on the Company’s condensed consolidated financial statements as the Company did not change its benchmark rate.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and provides new, and in some cases eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities will now be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, the Company has removed the discussion of its valuation processes for Level 3 fair value measurements beginning in its Form 10-Q for the quarter ended September 30, 2018. No other disclosures were removed as the Company did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The Company expects to adopt the new disclosures on a prospective basis as of January 1, 2020.
(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
During the three months ended March 31, 2019, the Company acquired North Benson Center, a 70,500 square foot multi-tenant retail operating property located in the Seattle metropolitan statistical area (MSA), for an acquisition price of $25,340. The acquisition price does not include capitalized closing costs and adjustments totaling $90. The Company did not acquire any properties during the three months ended March 31, 2018.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisition discussed above:

Three Months Ended March 31, 2019
Land	$13,275
Building and other improvements, net	10,619
Acquired lease intangible assets (a)	1,770
Acquired lease intangible liabilities (b)	(234)
Net assets acquired	$25,430

(a)	The weighted average amortization period for acquired lease intangible assets is five years.

(b)	The weighted average amortization period for acquired lease intangible liabilities is five years.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The above acquisition was funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit and was considered an asset acquisition and, as such, transaction costs were capitalized upon closing.
Developments in Progress
The Company’s developments in progress are as follows:

Property Name	MSA	March 31, 2019	December 31, 2018
Active developments/redevelopments:
Circle East – redevelopment portion (a)	Baltimore	$28,227	$22,383
Plaza del Lago – multi-family rental units (b)	Chicago	887	536
		29,114	22,919
Land held for development:
One Loudoun Uptown (c)	Washington, D.C.	25,450	25,450
Total developments in progress		$54,564	$48,369

(a)
During the year ended December 31, 2018, the Company received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at the redevelopment portion of Circle East, which is shown net in the “Developments in progress” balance as of March 31, 2019 in the accompanying condensed consolidated balance sheets.

(b)	Redevelopment of the existing multi-family rental units commenced in 2018.

(c)	During the three months ended December 31, 2018, the Company acquired One Loudoun Uptown, a 58-acre land parcel, of which 32 acres are developable.
Variable Interest Entities
During the year ended December 31, 2018, the Company entered into two joint ventures related to expansion and redevelopment projects at One Loudoun Downtown and Carillon, of which the Company owns 90% and 95%, respectively. The joint ventures are considered VIEs and the Company is considered the primary beneficiary for each joint venture, as it has a controlling financial interest in each. As such, it has consolidated these joint ventures and presented the joint venture partners’ interests as noncontrolling interests. The projects are in the predevelopment stage and each is currently being funded evenly by the Company and the respective joint venture partner. As of March 31, 2019 and December 31, 2018, the Company had recorded $614 and $414, respectively, of predevelopment costs related to the expansion project at One Loudoun Downtown and $938 and $422, respectively, related to the redevelopment project at Carillon. These predevelopment costs are included within “Other assets, net” in the accompanying condensed consolidated balance sheets and no income was attributed to the noncontrolling interests during the three months ended March 31, 2019 and 2018.
(4) DISPOSITIONS
The Company closed on the following disposition during the three months ended March 31, 2019:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
March 8, 2019	Edwards Multiplex – Fresno (a)	Single-user retail	94,600	$25,850	$21,605	$8,449
			94,600	$25,850	$21,605	$8,449

(a)
Aggregate proceeds are net of transaction costs. Prior to the disposition, the Company was subject to a ground lease whereby it leased the underlying land from a third party. The ground lease was assumed by the purchaser in connection with the disposition.

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
During the three months ended March 31, 2018, the Company also received net proceeds of $11,820 and recognized a gain of $2,179 in connection with the sale of air rights at the redevelopment portion of Circle East. The aggregate proceeds from the property dispositions and other transactions during the three months ended March 31, 2018 totaled $112,214, with aggregate gains of $34,519.
None of the dispositions completed during the three months ended March 31, 2019 and 2018 qualified for discontinued operations treatment and none are considered individually significant.
As of March 31, 2019 and December 31, 2018, no properties qualified for held for sale accounting treatment.
(5) EQUITY COMPENSATION PLANS
The Company’s Amended and Restated 2014 Long-Term Equity Compensation Plan, subject to certain conditions, authorizes the issuance of incentive and non-qualified stock options, restricted stock and restricted stock units, stock appreciation rights and other similar awards to the Company’s employees, non-employee directors, consultants and advisors in connection with compensation and incentive arrangements that may be established by the Company’s board of directors or executive management.
The following table summarizes the Company’s unvested restricted shares as of and for the three months ended March 31, 2019:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2019	440	$13.40
Shares granted (a)	392	$12.29
Shares vested	(156)	$13.95
Shares forfeited	(9)	$13.02
Balance as of March 31, 2019 (b)	667	$12.62

(a)	Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.

(b)	As of March 31, 2019, total unrecognized compensation expense related to unvested restricted shares was $4,380, which is expected to be amortized over a weighted average term of 1.6 years.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the three months ended March 31, 2019:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2019	649	$14.54
RSUs granted (a)	382	$10.98
Conversion of RSUs to common stock and restricted shares (b)	(192)	$13.74
RSUs eligible for future conversion as of March 31, 2019 (c)	839	$13.10

(a)
Assumptions and inputs as of the grant date included a risk-free interest rate of 2.47%, the Company’s historical common stock performance relative to the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index and the Company’s common stock dividend yield of 6.07%. Subject to continued employment, in 2022, following the performance period which concludes on December 31, 2021, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term.

(b)
On February 4, 2019, 192 RSUs converted into 82 shares of common stock and 125 restricted shares that will vest on December 31, 2019, subject to continued employment through such date, after applying a conversion rate of 107.5% based upon the Company’s Total Shareholder Return (TSR) relative to the TSRs of its peer companies, for the performance period that concluded on December 31, 2018. An additional 29 shares of common stock were also issued representing the dividends that would have been paid on the earned awards during the performance period.

(c)	As of March 31, 2019, total unrecognized compensation expense related to unvested RSUs was $7,291, which is expected to be amortized over a weighted average term of 2.5 years.
During the three months ended March 31, 2019 and 2018, the Company recorded compensation expense of $1,966 and $2,133, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the three months ended March 31, 2018 is compensation expense of $330 related to the accelerated vesting of 23 restricted shares and remaining amortization related to the 29 RSUs that remained eligible for future conversion in conjunction with the departure of the Company’s former Executive Vice President, General Counsel and Secretary. The total fair value of restricted shares that vested during the three months ended March 31, 2019 was $1,825. In addition, the total fair value of RSUs that converted into common stock during the three months ended March 31, 2019 was $1,052.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of March 31, 2019, options to purchase 22 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2019 or 2018 and did not record any compensation expense related to stock options during the three months ended March 31, 2019 and 2018.
(6) LEASES
Leases as Lessor
The majority of revenues from the Company’s properties consist of rents received under long-term operating leases, predominantly consisting of base rent. Also, certain leases provide for percentage rent based primarily on tenant sales volume.
Also, most leases provide for reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord, including, among others, real estate taxes, insurance, utilities, common area maintenance and management fees, subject to the terms of the respective lease. Certain other tenants are subject to net leases where the tenant is responsible for paying base rent to the Company, but is directly responsible for other costs associated with occupancy, such as real estate taxes. Expenses paid directly by the tenant rather than the landlord are not included in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Expenses paid by the landlord, subject to reimbursement by the tenant, are included within “Operating expenses” or “Real estate taxes” and reimbursements are included within “Lease income” along with the associated base rent in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.
The Company has elected the practical expedient to not separate non-lease components (primarily reimbursement of common area maintenance costs) from the related lease components and has applied the guidance of ASC 842, Leases, to the combined component as (i) the fixed non-lease components have the same timing and pattern of transfer as the associated lease component, (ii) the lease

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

component, if accounted for separately, would be classified as an operating lease and (iii) the Company considers the lease component to be the predominant component of the combined contract.
In addition, the Company records lease termination fee income when (i) a termination letter agreement is signed, (ii) all of the conditions of such agreement have been fulfilled, (iii) the tenant is no longer occupying the property and (iv) collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded lease termination fee income of $1,188 and $1,019 for the three months ended March 31, 2019 and 2018, respectively, which is included within “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company in accordance with the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included within “Operating expenses” and sales tax reimbursements included within “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Such taxes remitted to governmental authorities, which are generally reimbursed by tenants, were $146 and $188 for the three months ended March 31, 2019 and 2018, respectively.
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2019	2018
Lease income related to fixed lease payments	$90,434	$92,420
Lease income related to variable lease payments	30,631	31,809
Other (a)	1,638	613
Lease income	$122,703	$124,842

(a)
For the three months ended March 31, 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements. For the three months ended March 31, 2018, “Other” is comprised of amortization of above and below market lease intangibles and lease inducements.

As of March 31, 2019, undiscounted lease payments to be received under operating leases, excluding additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, for the remainder of 2019, the next five years and thereafter are as follows:

Lease Payments
2019	$349,608
2020	327,147
2021	287,147
2022	239,472
2023	191,874
2024	137,902
Thereafter	449,519
Total	$1,982,669

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2018, lease payments to be received under operating leases, excluding additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, were as follows:

Lease Payments
2019	$351,145
2020	314,081
2021	274,135
2022	227,417
2023	180,199
Thereafter	569,758
Total	$1,916,735

The remaining lease terms range from less than one year to approximately 64 years as of March 31, 2019 and December 31, 2018.
As of December 31, 2018, the Company had recorded an allowance for doubtful accounts of $7,976.
Many of the leases at the Company’s properties contain provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or potentially the tenant’s obligation to remain in the lease, upon certain factors, including: (i) the presence and continued operation of a certain anchor tenant or tenants, (ii) minimum occupancy levels at the applicable property or (iii) tenant sales amounts. If such a provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, have its rent reduced or terminate its lease early. The Company does not expect that such provisions will have a material impact on its future operating results.
Leases as Lessee
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2035 to 2073, exclusive of any available option periods. In addition, the Company leases office space for certain management offices and its corporate offices expiring in various years from 2019 to 2023, exclusive of any available option periods.
Upon adoption of the new lease accounting standard (ASU 2016-02 and related amendments) on January 1, 2019, the Company recorded lease liabilities and ROU assets of $103,432 for long-term ground and office leases where it is the lessee, calculated by discounting future lease payments by the Company’s incremental borrowing rate as of January 1, 2019. The incremental borrowing rate was determined through consideration of (i) the Company’s entity-specific risk premium, (ii) observable market interest rates and (iii) lease term. The weighted average incremental borrowing rate used to discount the future payments was 5.91% and the Company’s operating leases had a weighted average remaining lease term of 44 years as of January 1, 2019. The Company did not include option terms in its future lease payments as they were not reasonably certain to be exercised. The Company’s existing straight-line ground rent liabilities of $31,030 and acquired ground lease intangible liability of $11,898 were reclassified as of January 1, 2019 to be presented net of the ROU assets.
The following table summarizes total lease costs recognized during the period, including variable lease payments which were not significant, and non-cash rent expense. Lease costs recognized during the three months ended March 31, 2019 are presented under the new lease accounting standard and lease costs recognized during the three months ended March 31, 2018 are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

	Three Months Ended March 31,
	2019	2018
Ground lease rent expense (a)	$1,704	$1,960
Office rent expense (b)	$281	$333

(a)
Included within “Operating expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Includes non-cash ground rent expense of $358 and $666 for the three months ended March 31, 2019 and 2018, respectively.

(b)
Office rent related to property management operations is included within “Operating expenses” and office rent related to corporate office operations is included within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. The Company has elected to not record a lease

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

liability/ROU asset for leases with a term of less than 12 months. Office rent expense for the three months ended March 31, 2019 includes $18 of short-term lease costs.
As of March 31, 2019, undiscounted future rental obligations to be paid under the long-term ground and office leases, including fixed rental increases, for the remainder of 2019, the next five years and thereafter are as follows:

Lease Obligations
2019	$4,369
2020	6,076
2021	6,110
2022	6,140
2023	6,102
2024	5,698
Thereafter	247,790
Total	$282,285
Adjustment for discounting	(190,997)
Lease liabilities as of March 31, 2019	$91,288

The Company’s operating leases for ground leases and office leases had a weighted average remaining lease term of 44 years and a weighted average discount rate of 5.92% as of March 31, 2019.
As of December 31, 2018, future rental obligations to be paid under the ground and office leases, including fixed rental increases, were as follows:

Lease Obligations
2019	$6,448
2020	6,656
2021	6,716
2022	6,761
2023	6,769
Thereafter	279,916
Total	$313,266

(7) DEBT
The Company has the following types of indebtedness: (i) mortgages payable, (ii) unsecured notes payable, (iii) unsecured term loans and (iv) an unsecured revolving line of credit.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	March 31, 2019			December 31, 2018
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$204,686	4.65%	4.3	$205,450	4.65%	4.5
Premium, net of accumulated amortization	712			775
Discount, net of accumulated amortization	(525)			(536)
Capitalized loan fees, net of accumulated amortization	(349)			(369)
Mortgages payable, net	$204,524			$205,320

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 7.48% as of March 31, 2019 and December 31, 2018.
During the three months ended March 31, 2019, the Company made scheduled principal payments of $764 related to amortizing loans.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		March 31, 2019		December 31, 2018
Unsecured Notes Payable	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
		700,000	4.19%	700,000	4.19%
Discount, net of accumulated amortization		(704)		(734)
Capitalized loan fees, net of accumulated amortization		(2,799)		(2,904)
	Total	$696,497	(a)	$696,362

(a)
Subsequent to March 31, 2019, the Company entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which the Company expects to issue $100,000 of 10-year 4.82% senior unsecured notes on June 28, 2019. The proceeds are expected to be used to repay or refinance outstanding indebtedness and for general corporate purposes.

Notes Due 2026 and 2028
The note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of such note purchase agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) an unencumbered interest coverage ratio (as set forth in the Company’s unsecured credit facility and the note purchase agreement governing the Notes Due 2021 and 2024 defined below); and (iv) a fixed charge coverage ratio (as set forth in the Company’s unsecured credit facility).
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
Notes Due 2021 and 2024
The note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024) contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of such note purchase agreement, the Company is subject to various financial covenants, some of which are based upon the financial covenants in effect in the Company’s unsecured credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of March 31, 2019, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		March 31, 2019		December 31, 2018
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.20%	$250,000	3.20%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	4.05%	200,000	4.05%
Subtotal		450,000		450,000
Capitalized loan fees, net of accumulated amortization		(2,438)		(2,633)
Term loans, net		$447,562		$447,367

Unsecured credit facility revolving line of credit – variable rate (c)	April 22, 2022	$299,000	3.55%	$273,000	3.57%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of March 31, 2019 and December 31, 2018.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of March 31, 2019 and December 31, 2018.

(c)	Excludes capitalized loan fees, which are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, the Company may elect to convert to an investment grade pricing grid. As of March 31, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2019, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of March 31, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require the Company to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2019, management believes the Company was in compliance with the financial covenants and default provisions under the Term Loan Agreement.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2019 for the remainder of 2019, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after March 31, 2019, such as the $100,000 private placement notes, which the Company expects to issue on June 28, 2019.

	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,326	$3,228	$22,080	$113,946	$31,758	$31,348	$204,686
Fixed rate term loans (b)	—	—	250,000	—	200,000	—	450,000
Unsecured notes payable (c)	—	—	100,000	—	—	600,000	700,000
Total fixed rate debt	2,326	3,228	372,080	113,946	231,758	631,348	1,354,686

Variable rate debt:
Variable rate revolving line of credit	—	—	—	299,000	—	—	299,000
Total debt (d)	$2,326	$3,228	$372,080	$412,946	$231,758	$631,348	$1,653,686

Weighted average interest rate on debt:
Fixed rate debt	4.48%	4.48%	3.56%	4.90%	4.06%	4.20%	4.06%
Variable rate debt (e)	—	—	—	3.55%	—	—	3.55%
Total	4.48%	4.48%	3.56%	3.92%	4.06%	4.20%	3.97%

(a)	Excludes mortgage premium of $712 and discount of $(525), net of accumulated amortization, as of March 31, 2019.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of March 31, 2019, the applicable credit spread was 1.20%. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023. As of March 31, 2019, the applicable credit spread was 1.20%.

(c)	Excludes discount of $(704), net of accumulated amortization, as of March 31, 2019.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(d)
The weighted average years to maturity of consolidated indebtedness was 4.5 years as of March 31, 2019. Total debt excludes capitalized loan fees of $(5,586), net of accumulated amortization, as of March 31, 2019, which are included as a reduction to the respective debt balances.

(e)	Represents interest rate as of March 31, 2019.
The Company plans on addressing its debt maturities through a combination of cash flows generated from operations, working capital, capital markets transactions and its unsecured revolving line of credit.
(8) DERIVATIVES
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
As of March 31, 2019, the Company used five interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $17 will be reclassified as a decrease to interest expense.
The following table summarizes the Company’s interest rate swaps as of March 31, 2019, which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Maturity Date
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$50,000	2.00%	January 5, 2021
November 23, 2018	$100,000	2.85%	November 22, 2023
November 23, 2018	$100,000	2.85%	November 22, 2023

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest rate swaps	5	5	$450,000	$450,000

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying condensed consolidated balance sheets. The valuation techniques used are described in Note 11 to the condensed consolidated financial statements.

	Derivatives
	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets, net	$1,126	Other assets, net	$2,324
Interest rate swaps	Other liabilities	$6,162	Other liabilities	$3,846

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive (loss) income for the three months ended March 31, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss (Gain) Recognized in Other Comprehensive Income on Derivative		Location of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of (Gain) Loss Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	2019	2018		2019	2018	2019	2018
Interest rate swaps	$3,386	$(2,667)	Interest expense	$(128)	$87	$17,430	$18,765

(9) EQUITY
The Company has an existing common stock repurchase program under which it may repurchase, from time to time, up to a maximum of $500,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the three months ended March 31, 2019 and 2018. As of March 31, 2019, $189,105 remained available for repurchases under the common stock repurchase program.
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2019		2018
Numerator:
Net income attributable to common shareholders	$23,208		$41,780
Earnings allocated to unvested restricted shares	(80)		(96)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$23,128		$41,684

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	212,850	(a)	218,849	(b)
Effect of dilutive securities:
Stock options	—	(c)	—	(c)
RSUs	373	(d)	554	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	213,223		219,403

(a)
Excludes 667 shares of unvested restricted common stock as of March 31, 2019, which equate to 602 shares on a weighted average basis for the three months ended March 31, 2019. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 545 shares of unvested restricted common stock as of March 31, 2018, which equate to 573 shares on a weighted average basis for the three months ended March 31, 2018. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 22 and 38 shares of common stock as of March 31, 2019 and 2018, respectively, at a weighted average exercise price of $17.34 and $18.85, respectively. Of these totals, outstanding options to purchase 18 and 38 shares of common stock as of March 31, 2019 and 2018, respectively, at a weighted average exercise price of $18.58 and $18.85, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of March 31, 2019, there were 839 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 832 RSUs on a weighted average basis for the three months ended March 31, 2019. These contingently issuable shares are a component of calculating diluted EPS.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(e)
As of March 31, 2018, there were 649 RSUs eligible for future conversion upon completion of the performance periods, which equate to 686 RSUs on a weighted average basis for the three months ended March 31, 2018. These contingently issuable shares are a component of calculating diluted EPS.

(11) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of March 31, 2019, the Company did not identify indicators of impairment at any of its properties. As of March 31, 2018, the Company identified indicators of impairment at four of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of March 31, 2018:

	March 31, 2018
Number of properties for which indicators of impairment were identified	4	(a)
Less: number of properties for which an impairment charge was recorded	2
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	2

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (b)	39%

(a)	Includes three properties which have subsequently been sold as of March 31, 2019.

(b)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company did not record any investment property impairment charges during the three months ended March 31, 2019.
The Company recorded the following investment property impairment charges during the three months ended March 31, 2018:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Schaumburg Towers (a)	Office	March 31, 2018	895,400	$392
CVS Pharmacy – Lawton, OK (b)	Single-user retail	March 31, 2018	10,900	200
				$592
	Estimated fair value of impaired properties as of impairment date			$70,250

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$1,126	$1,126	$2,324	$2,324
Financial liabilities:
Mortgages payable, net	$204,524	$209,393	$205,320	$208,173
Unsecured notes payable, net	$696,497	$688,089	$696,362	$671,492
Unsecured term loans, net	$447,562	$450,000	$447,367	$449,266
Unsecured revolving line of credit	$299,000	$299,000	$273,000	$272,553
Derivative liability	$6,162	$6,162	$3,846	$3,846

The carrying value of the derivative asset is included within “Other assets, net” and the carrying value of the derivative liability is included within “Other liabilities” in the accompanying condensed consolidated balance sheets.
Recurring Fair Value Measurements
The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2019
Derivative asset	$—	$1,126	$—	$1,126
Derivative liability	$—	$6,162	$—	$6,162

December 31, 2018
Derivative asset	$—	$2,324	$—	$2,324
Derivative liability	$—	$3,846	$—	$3,846

Derivatives:  The fair value of the derivative asset and derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the condensed consolidated financial statements.
Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which those measurements fall.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2019
Mortgages payable, net	$—	$—	$209,393	$209,393
Unsecured notes payable, net	$240,555	$—	$447,534	$688,089
Unsecured term loans, net	$—	$—	$450,000	$450,000
Unsecured revolving line of credit	$—	$—	$299,000	$299,000

December 31, 2018
Mortgages payable, net	$—	$—	$208,173	$208,173
Unsecured notes payable, net	$235,788	$—	$435,704	$671,492
Unsecured term loans, net	$—	$—	$449,266	$449,266
Unsecured revolving line of credit	$—	$—	$272,553	$272,553

The Company used the following discount rates in valuing its Level 3 financial liabilities:

	March 31, 2019	December 31, 2018
Mortgages payable, net range	3.9% to 4.1%	4.2% to 4.4%
Unsecured notes payable, net weighted average	4.55%	4.91%
Unsecured term loans, net weighted average	1.20%	1.25%
Unsecured revolving line of credit	1.05%	1.10%

There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2019.
(13) COMMITMENTS AND CONTINGENCIES
As of March 31, 2019, the Company had letters of credit outstanding totaling $433 that serve as collateral for certain capital improvements at two of its properties and reduce the available borrowings on its unsecured revolving line of credit.
As of March 31, 2019, the Company had active redevelopments at Circle East and Plaza del Lago. The Company estimates that it will incur net costs of approximately $34,000 to $36,000 related to the Circle East redevelopment and approximately $1,100 to $1,250 related to the redevelopment of the multi-family rental units at Plaza del Lago. As of March 31, 2019, the Company has incurred $16,354, net of proceeds of $11,820 from the sale of air rights, related to the redevelopment portion of Circle East and $887 related to the redevelopment of the multi-family rental units at Plaza del Lago.
(14) LITIGATION
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(15) SUBSEQUENT EVENTS
Subsequent to March 31, 2019, the Company:

•
entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which the Company expects to issue $100,000 of 10-year 4.82% senior unsecured notes on June 28, 2019. The proceeds are expected to be used to repay or refinance outstanding indebtedness and for general corporate purposes;

•	entered into a joint venture agreement related to the medical office portion of the redevelopment project at Carillon, of which the Company owns 95%; and

•
declared the cash dividend for the second quarter of 2019 of $0.165625 per share on its outstanding Class A common stock, which will be paid on July 10, 2019 to Class A common shareholders of record at the close of business on June 25, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2018. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of March 31, 2019, we owned 105 retail operating properties in the United States representing 20,109,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of March 31, 2019:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	63	10,245	93.0%	95.6%
Power centers	24	5,063	93.7%	94.7%
Lifestyle centers and mixed-use properties	16	4,541	91.8%	94.1%
Total multi-tenant retail	103	19,849	92.9%	95.0%
Single-user retail	2	260	100.0%	100.0%
Total retail operating portfolio	105	20,109	93.0%	95.1%
Redevelopment projects:
Circle East – redevelopment portion (b)	—
Plaza del Lago – multi-family rental units (b)	—
Carillon (c)	1
Total number of properties	106

(a)	Includes leases signed but not commenced.

(b)	The operating portion of these properties are included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio.

(c)	We have begun activities in anticipation of future redevelopment of this property.
During the first half of 2018, we completed our portfolio transformation, the core objective of which was to become a prominent owner of multi-tenant retail properties primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin.
We are primarily focused on growing our portfolio organically through accretive leasing activity and mixed-use redevelopment and expansion projects. Our active and near-term expansion and redevelopment projects consist of approximately $390,000 to $430,000 of expected investment during 2019 through 2022 and include the redevelopment portion of Circle East, the first phase of Carillon and the redevelopment of the existing multi-family rental units at Plaza del Lago, as well as pad developments and expansions at several of our mixed-use and lifestyle centers, including Main Street Promenade, Downtown Crown and One Loudoun Downtown. Our current portfolio of assets contains several additional projects in the longer-term pipeline, including, among others, future phases of Carillon, additional pad developments at One Loudoun Downtown and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
Company Highlights — Three Months Ended March 31, 2019
Acquisitions
During the three months ended March 31, 2019, we acquired North Benson Center, a 70,500 square foot multi-tenant retail operating property located in the Seattle metropolitan statistical area (MSA), for an acquisition price of $25,340.
Developments in Progress
During the three months ended March 31, 2019, we invested $5,841 in our active redevelopment projects at Circle East and Plaza del Lago.
The following table summarizes developments in progress as of March 31, 2019:

Property Name	MSA	March 31, 2019
Active developments/redevelopments:
Circle East – redevelopment portion	Baltimore	$28,227
Plaza del Lago – multi-family rental units	Chicago	887
		29,114
Land held for development:
One Loudoun Uptown	Washington, D.C.	25,450
Total developments in progress		$54,564
Dispositions
During the three months ended March 31, 2019, we closed on the disposition of Edwards Multiplex – Fresno, a 94,600 square foot single-user retail property located in Fresno, California, for consideration of $25,850. Prior to the disposition, we were subject to a ground lease whereby we leased the underlying land from a third party. The ground lease was assumed by the purchaser in connection with the disposition.

Market Summary
The following table summarizes our retail operating portfolio by market as of March 31, 2019:

Property Type/Market	Number of Properties	Annualized Base Rent (ABR) (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$80,766	22.9%	$22.47	3,939	19.9%	91.2%	92.7%
Washington, D.C.	8	38,285	10.8%	28.72	1,387	7.0%	96.1%	96.2%
New York	9	36,266	10.3%	29.19	1,292	6.5%	96.1%	97.5%
Chicago	8	28,755	8.2%	23.48	1,358	6.8%	90.2%	91.7%
Seattle	9	22,771	6.4%	16.13	1,548	7.8%	91.2%	93.6%
Baltimore	5	21,687	6.1%	14.75	1,604	8.1%	91.7%	97.0%
Atlanta	9	19,767	5.6%	13.84	1,513	7.6%	94.4%	98.0%
Houston	9	15,863	4.5%	14.90	1,141	5.8%	93.3%	93.3%
San Antonio	3	12,685	3.6%	17.94	721	3.6%	98.0%	99.1%
Phoenix	3	10,537	3.0%	17.84	632	3.2%	93.5%	97.6%
Los Angeles	1	5,362	1.5%	28.32	241	1.2%	78.6%	96.8%
Riverside	1	4,610	1.3%	15.76	292	1.5%	100.0%	100.0%
St. Louis	1	4,198	1.2%	9.75	453	2.3%	95.0%	95.0%
Charlotte	1	3,071	0.9%	12.75	320	1.6%	75.3%	90.6%
Tampa	1	2,379	0.7%	19.51	126	0.6%	97.0%	97.0%
Subtotal	87	307,002	87.0%	20.01	16,567	83.5%	92.6%	95.0%

Non-Top 25 MSAs (b)	16	45,783	13.0%	14.77	3,282	16.5%	94.4%	95.0%

Total Multi-Tenant Retail	103	352,785	100.0%	19.13	19,849	100.0%	92.9%	95.0%

Single-User Retail	2	5,679		21.78	260		100.0%	100.0%

Total Retail Operating Portfolio (c)	105	$358,464		$19.17	20,109		93.0%	95.1%

(a)
Excludes $2,181 of multi-tenant retail ABR and 395 square feet of multi-tenant retail GLA attributable to (i) the redevelopment portion of Circle East, which is in active redevelopment and (ii) Carillon, where we have begun activities in anticipation of future redevelopment, which are located in the Baltimore and Washington, D.C. MSAs, respectively. Including these amounts, 87.1% of our multi-tenant retail ABR and 83.8% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs and Non-Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)	Excludes the multi-family rental units at Plaza del Lago, which are in active redevelopment.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the three months ended March 31, 2019. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	74	501	$22.51	$21.48	4.8%	5.1	$4.27
Comparable New Leases	16	109	$25.69	$23.36	10.0%	9.5	$60.12
Non-Comparable New and Renewal Leases (b)	27	245	$18.55	N/A	N/A	7.3	$29.91
Total	117	855	$23.08	$21.82	5.8%	6.3	$18.75

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

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
Capital Markets
During the three months ended March 31, 2019, we:

•	borrowed $26,000, net of repayments, on our unsecured revolving line of credit; and

•	made scheduled principal payments of $764 related to amortizing loans.
Subsequent to March 31, 2019, we entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which we expect to issue $100,000 of 10-year 4.82% senior unsecured notes on June 28, 2019.
Distributions
We declared a quarterly distribution of $0.165625 per share of common stock during the three months ended March 31, 2019.
Results of Operations
Comparison of Results for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
Revenues:
Lease income	$122,703	$124,842	$(2,139)

Expenses:
Operating expenses	17,686	20,255	(2,569)
Real estate taxes	18,403	20,468	(2,065)
Depreciation and amortization	43,267	45,228	(1,961)
Provision for impairment of investment properties	—	592	(592)
General and administrative expenses	10,499	12,495	(1,996)
Total expenses	89,855	99,038	(9,183)

Other (expense) income:
Interest expense	(17,430)	(18,765)	1,335
Gain on sales of investment properties	8,449	34,519	(26,070)
Other (expense) income, net	(659)	222	(881)
Net income	23,208	41,780	(18,572)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$23,208	$41,780	$(18,572)
Net income attributable to common shareholders decreased $18,572 from $41,780 for the three months ended March 31, 2018 to $23,208 for the three months ended March 31, 2019 primarily as a result of the following:

•
a $26,070 decrease in gain on sales of investment properties related to the sale of one investment property consisting of approximately 94,600 square feet of GLA during the three months ended March 31, 2019 compared to the sales of seven investment properties, representing approximately 866,700 square feet of GLA, and the sale of air rights at the redevelopment portion of Circle East during the three months ended March 31, 2018; and

•	a $2,139 decrease in lease income primarily consisting of:

•	a $1,263 decrease in tenant recoveries primarily from the operating properties sold during 2018 and 2019 and a decrease from our redevelopment properties;

•	a $1,007 decrease in base rent primarily from the operating properties sold during 2018 and 2019, partially offset by the growth from our same store portfolio; and

•	a $979 decrease in straight-line rent primarily related to our one remaining office complex, which was subsequently sold on May 31, 2018; partially offset by

•
a $1,480 increase in amortization from acquired below market lease intangibles primarily as a result of the write-off of an acquired lease intangible liability associated with a lease that was not renewed at one of our operating properties during the three months ended March 31, 2019;

partially offset by

•	a $2,569 decrease in operating expenses primarily from the operating properties sold during 2018 and 2019 and the decrease from our same store portfolio;

•	a $2,065 decrease in real estate taxes primarily from the operating properties sold during 2018 and 2019 and higher real estate tax refunds in 2019;

•
a $1,996 decrease in general and administrative expenses primarily due to executive separation charges incurred during the three months ended March 31, 2018 in conjunction with the departure of our former Executive Vice President, General Counsel and Secretary. No such charges were incurred during the three months ended March 31, 2019;

•	a $1,961 decrease in depreciation and amortization primarily due to the investment properties sold during 2018; and

•	a $1,335 decrease in interest expense primarily consisting of:

•	a $1,192 decrease in interest on mortgages payable due to a reduction in mortgage debt;

•	a $974 prepayment penalty incurred during the three months ended March 31,2018; and

•	a $761 decrease in interest on our Term Loan Due 2018, which was repaid in April 2018;
partially offset by

•	a $1,227 increase in interest on our unsecured revolving line of credit due to higher average outstanding balances and higher LIBOR rates, partially offset by a lower credit spread in 2019; and

•	a $544 increase in interest on our Term Loan Due 2023 due to higher swap interest rates.
Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than lease termination fee expense and non-cash ground rent expense, which is comprised of straight-line ground rent expense and amortization of acquired ground lease intangibles for the three months ended March 31, 2018 and amortization of right-of-use lease assets and amortization of lease liabilities for the three months ended March 31, 2019. NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Net income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.

Same store portfolio
For the three months ended March 31, 2019, our same store portfolio consisted of 103 retail operating properties acquired or placed in service and stabilized prior to January 1, 2018. The number of properties in our same store portfolio increased to 103 as of March 31, 2019 from 101 as of December 31, 2018 as a result of the following:

•	the addition of three same store investment properties acquired prior to January 1, 2018;
partially offset by

•	the removal of one same store investment property sold during the three months ended March 31, 2019.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired during 2018 and 2019;

•	Reisterstown Road Plaza, which was reclassified from active redevelopment into our retail operating portfolio during 2018;

•	the redevelopment portion of Circle East, which is in active redevelopment;

•	the multi-family rental units at Plaza del Lago, which are in active redevelopment;

•	Carillon, where we have begun activities in anticipation of future redevelopment;

•	properties that were sold or held for sale in 2018 and 2019; and

•	the net income from our wholly-owned captive insurance company.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Net income attributable to common shareholders	$23,208	$41,780	$(18,572)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	(8,449)	(34,519)	26,070
Depreciation and amortization	43,267	45,228	(1,961)
Provision for impairment of investment properties	—	592	(592)
General and administrative expenses	10,499	12,495	(1,996)
Interest expense	17,430	18,765	(1,335)
Straight-line rental income, net	(1,500)	(2,479)	979
Amortization of acquired above and below market lease intangibles, net	(2,334)	(854)	(1,480)
Amortization of lease inducements	296	241	55
Lease termination fees, net	(1,188)	(1,019)	(169)
Non-cash ground rent expense, net	358	526	(168)
Other expense (income), net	659	(222)	881
NOI	82,246	80,534	1,712
NOI from Other Investment Properties	(1,966)	(2,369)	403
Same Store NOI	$80,280	$78,165	$2,115

	Three Months Ended March 31,
	2019	2018	Change
Same Store NOI:
Base rent	$85,654	$83,986	$1,668
Percentage and specialty rent	1,206	1,102	104
Tenant recoveries	26,617	26,796	(179)
Other lease-related income	1,278	1,173	105
Bad debt, net	(459)	(552)	93
Property operating expenses	(15,656)	(15,696)	40
Real estate taxes	(18,360)	(18,644)	284
Same Store NOI	$80,280	$78,165	$2,115
Same Store NOI increased $2,115, or 2.7%, primarily due to the following:

•
base rent increased $1,668 primarily due to increases of $895 from contractual rent changes, $553 from re-leasing spreads and $485 from occupancy growth, partially offset by $257 resulting from higher rent abatements; and

•
property operating expenses and real estate taxes, net of tenant recoveries, decreased $145 primarily due to decreases in certain non-recoverable property operating expenses and higher net real estate tax refunds in 2019.

Funds From Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a financial measure known as funds from operations (FFO). In December 2018, NAREIT issued “NAREIT Funds From Operations White Paper – 2018 Restatement” (2018 FFO White Paper) to incorporate interpretive guidance and clarifications made by NAREIT subsequent to their previous FFO White Paper, which was issued in April 2002. The 2018 FFO White Paper was effective for annual periods beginning after December 15, 2018 and interim periods therein.
As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains from sales of real estate assets, (iii) gains and losses from change in control and (iv) impairment write-downs of real estate assets and investments in entities directly attributable to decreases in the value of real estate held by the entity. We have adopted the NAREIT definition in our computation of FFO attributable to common shareholders. Management believes that, subject to the following limitations, FFO attributable to common shareholders provides a basis for comparing our performance and operations to those of other REITs.
The 2018 FFO White Paper did not change the fundamental definition of FFO; however, it provided clarification and that, to the extent a REIT recognizes a gain on sale or impairment related to assets incidental to the main business of a REIT, the REIT has the option to include or exclude such gains or impairments in the calculation of FFO. In connection with the adoption of the 2018 FFO White Paper, we elected to exclude all gains on sale and impairments of real estate from FFO, whereas we previously only excluded gains on sale and impairments of depreciable investment properties. To be consistent with the current presentation, we restated FFO attributable to common shareholders for the three months ended March 31, 2018 to exclude the gain on sale of non-depreciable investment property of $2,179, which was previously included within FFO attributable to common shareholders but excluded from Operating FFO attributable to common shareholders.
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, litigation involving the Company, including actual or anticipated settlement and associated legal costs, the impact on earnings from executive separation and the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders. There was no change to previously reported Operating FFO attributable to common shareholders for the three months ended March 31, 2018, because gains on sale and impairments of non-depreciable investment property have been, and continue to be, excluded from our calculation of Operating FFO attributable to common shareholders.
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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders	$23,208	$41,780
Depreciation and amortization of real estate	42,913	44,950
Provision for impairment of investment properties	—	592
Gain on sales of investment properties	(8,449)	(34,519)	(a)
FFO attributable to common shareholders	$57,672	$52,803	(a)

FFO attributable to common shareholders per common share outstanding – diluted	$0.27	$0.24	(a)

FFO attributable to common shareholders	$57,672	$52,803
Impact on earnings from the early extinguishment of debt, net	—	1,028
Impact on earnings from executive separation (b)	—	1,737
Other (c)	711	207
Operating FFO attributable to common shareholders	$58,383	$55,775

Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.27	$0.25

(a)
FFO attributable to common shareholders for the three months ended March 31, 2018 has been restated to exclude $2,197 of gain on sale of non-depreciable investment property in connection with our adoption of the 2018 FFO White Paper effective January 1, 2019 on a retrospective basis. As the gain on sale of non-depreciable investment property was previously excluded from Operating FFO attributable to common shareholders, there was no change to Operating FFO attributable to common shareholders.

(b)	Reflected as an increase within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

(c)
Primarily consists of the impact on earnings from litigation involving the Company, including actual or anticipated settlement and associated legal costs, which are included within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

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
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We have funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of March 31, 2019, we had $2,326 of principal amortization due through the end of 2019, which we plan on satisfying through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of March 31, 2019:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$204,686	4.65%	Various	4.3 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	2.3 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	5.3 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	6.0 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	7.5 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	9.8 years
Total unsecured notes payable (a) (b)	700,000	4.19%		6.0 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (c)	250,000	3.20%	January 5, 2021	1.8 years
Revolving line of credit – variable rate	299,000	3.55%	April 22, 2022 (d)	3.1 years
Total unsecured credit facility (a)	549,000	3.39%		2.5 years

Term Loan Due 2023 – fixed rate (a) (e)	200,000	4.05%	November 22, 2023	4.6 years

Total consolidated indebtedness	$1,653,686	3.97%		4.5 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $712, discount of $(525) and capitalized loan fees of $(349), net of accumulated amortization, as of March 31, 2019. Unsecured notes payable excludes discount of $(704) and capitalized loan fees of $(2,799), net of accumulated amortization, as of March 31, 2019. Term loans exclude capitalized loan fees of $(2,438), net of accumulated amortization, as of March 31, 2019. Capitalized loan fees related to the revolving line of credit are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Subsequent to March 31, 2019, we entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which we expect to issue $100,000 of 10-year 4.82% senior unsecured notes on June 28, 2019.

(c)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of March 31, 2019.

(d)
We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.

(e)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of March 31, 2019.

Mortgages Payable
During the three months ended March 31, 2019, we made scheduled principal payments of $764 related to amortizing loans.
Unsecured Notes Payable
Notes Due 2026 and 2028
The note purchase agreement governing the Notes Due 2026 and 2028 contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) an unencumbered interest coverage ratio (as set forth in our unsecured credit facility and the note purchase agreement governing the Notes Due 2021 and 2024 defined below); and (iv) a fixed charge coverage ratio (as set forth in our unsecured credit facility).

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
As of March 31, 2019, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, we may elect to convert to an investment grade pricing grid. As of March 31, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2019, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
As of March 31, 2019, we had letters of credit outstanding totaling $433 that serve as collateral for certain capital improvements at two of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of March 31, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.

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
The Term Loan Agreement contains customary representations, warranties and covenants, and events of default, including financial covenants that require us to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of March 31, 2019, management believes we were in compliance with the financial covenants and default provisions under the Term Loan Agreement.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of March 31, 2019 for the remainder of 2019, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of March 31, 2019. The table does not reflect the impact of any debt activity that occurred after March 31, 2019, such as the $100,000 private placement notes, which we expect to issue on June 28, 2019.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,326	$3,228	$22,080	$113,946	$31,758	$31,348	$204,686	$209,393
Fixed rate term loans (b)	—	—	250,000	—	200,000	—	450,000	450,000
Unsecured notes payable (c)	—	—	100,000	—	—	600,000	700,000	688,089
Total fixed rate debt	2,326	3,228	372,080	113,946	231,758	631,348	1,354,686	1,347,482

Variable rate debt:
Variable rate revolving line of credit	—	—	—	299,000	—	—	299,000	299,000
Total debt (d)	$2,326	$3,228	$372,080	$412,946	$231,758	$631,348	$1,653,686	$1,646,482

Weighted average interest rate on debt:
Fixed rate debt	4.48%	4.48%	3.56%	4.90%	4.06%	4.20%	4.06%
Variable rate debt (e)	—	—	—	3.55%	—	—	3.55%
Total	4.48%	4.48%	3.56%	3.92%	4.06%	4.20%	3.97%

(a)	Excludes mortgage premium of $712 and discount of $(525), net of accumulated amortization, as of March 31, 2019.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of March 31, 2019, the applicable credit spread was 1.20%. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023. As of March 31, 2019, the applicable credit spread was 1.20%.

(c)	Excludes discount of $(704), net of accumulated amortization, as of March 31, 2019.

(d)
The weighted average years to maturity of consolidated indebtedness was 4.5 years as of March 31, 2019. Total debt excludes capitalized loan fees of $(5,586), net of accumulated amortization, as of March 31, 2019, which are included as a reduction to the respective debt balances.

(e)	Represents interest rate as of March 31, 2019.
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
We have an existing common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $500,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the three months ended March 31, 2019. As of March 31, 2019, $189,105 remained available for repurchases under the common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, can be met with cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
As of March 31, 2019, we had active redevelopment projects at Circle East and the multi-family rental units at Plaza del Lago. We have invested a total of approximately $17,200 in these projects, which is net of proceeds of $11,820 from the sale of air rights at the redevelopment portion of Circle East. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $18,000 to $20,000 of additional funds to complete these projects. In addition, we expect to begin active redevelopment activities on the first phase of Carillon, as well as pad development and expansions at Downtown Crown, Main Street Promenade and One Loudoun Downtown during 2019.
We capitalized $675 and $391 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three months ended March 31, 2019 and 2018, respectively. We also capitalized $54 and $35 of internal leasing incentives, all of which were incremental to signed leases, during the three months ended March 31, 2019 and 2018, respectively.
In addition, we capitalized $574 and $445 of indirect project costs, which includes, among other costs, $365 and $190 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $144 and $173 of interest, related to expansions and redevelopment projects, during the three months ended March 31, 2019 and 2018, respectively.
Dispositions
The following table highlights our property dispositions during 2018 and the three months ended March 31, 2019:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2019 Disposition (through March 31, 2019)	1	94,600	$25,850	$21,605	$—
2018 Dispositions	10	1,831,200	$201,400	$184,109	$10,750

(a)	2018 dispositions include the disposition of Crown Theater, which was classified as held for sale as of December 31, 2017.

(b)	Represents total consideration net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable.

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
Acquisitions
The following table highlights our asset acquisitions during 2018 and the three months ended March 31, 2019:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2019 Acquisition (through March 31, 2019)	1	70,500	$25,340	$—
2018 Acquisition (a)	1	—	$25,000	$—

(a)
2018 acquisition is a 58-acre land parcel, of which 32 acres are developable, located adjacent to our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

Summary of Cash Flows

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$36,955	$34,165	$2,790
Net cash (used in) provided by investing activities	(28,186)	97,674	(125,860)
Net cash used in financing activities	(10,830)	(175,443)	164,613
Decrease in cash, cash equivalents and restricted cash	(2,061)	(43,604)	41,543
Cash, cash equivalents and restricted cash, at beginning of period	19,601	86,335
Cash, cash equivalents and restricted cash, at end of period	$17,540	$42,731
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gain on sales of investment properties. Net cash provided by operating activities during the three months ended March 31, 2019 increased $2,790 primarily due to the following:

•
a $1,712 increase in NOI, consisting of an increase in Same Store NOI of $2,115, partially offset by a decrease in NOI from properties that were sold or held for sale in 2018 and 2019 and other properties not included in our same store portfolio of $403;

•	a $446 decrease in cash paid for interest, excluding debt prepayment fees; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $592 increase in cash paid for leasing fees and inducements; and

•	a $514 increase in cash bonuses paid.
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
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress. Net cash flows from investing activities during the three months ended March 31, 2019 decreased $125,860 due to the following:

•	a $90,609 decrease in proceeds from the sales of investment properties;

•	a $25,204 increase in cash paid to purchase investment properties;

•	a $7,054 increase in capital expenditures and tenant improvements; and

•	a $2,993 increase in investment in developments in progress.
In 2019, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through cash flows generated from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows used in financing activities primarily consist of repayments of our unsecured revolving line of credit and unsecured term loans, distribution payments, principal payments on mortgages payable, debt prepayment costs and payment of loan fees and deposits, partially offset by proceeds from our unsecured revolving line of credit and the issuance of debt instruments. Net cash flows used in financing activities during the three months ended March 31, 2019 decreased $164,613 primarily due to the following:

•
a $151,000 change in the activity on our unsecured revolving line of credit from net repayments of $125,000 during the three months ended March 31, 2018 compared to net proceeds of $26,000 during the three months ended March 31, 2019;

•	an $11,024 decrease in principal payments on mortgages payable;

•	a $974 decrease in debt prepayment fees; and

•	a $928 decrease in distributions paid as a result of a decrease in common shares outstanding due to the repurchase of common shares through our common stock repurchase program in 2018.
We plan to continue to address our debt maturities through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the three months ended March 31, 2019, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies and Estimates
Our 2018 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets, development and redevelopment projects, and revenue recognition. For the three months ended March 31, 2019, there were no significant changes to these policies except for the policies related to the accounting for leases as a result of the adoption of ASU 2016-02, Leases, as of January 1, 2019 as described in Note 2 – Summary of Significant Accounting Policies and Note 6 – Leases in the accompanying condensed consolidated financial statements.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements regarding recently issued accounting pronouncements.

Subsequent Events
Subsequent to March 31, 2019, we:

•
entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which we expect to issue $100,000 of 10-year 4.82% senior unsecured notes on June 28, 2019. The proceeds are expected to be used to repay or refinance outstanding indebtedness and for general corporate purposes;

•	entered into a joint venture agreement related to the medical office portion of the redevelopment project at Carillon, of which we own 95%; and

•
declared the cash dividend for the second quarter of 2019 of $0.165625 per share on our outstanding Class A common stock, which will be paid on July 10, 2019 to Class A common shareholders of record at the close of business on June 25, 2019.

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
As of March 31, 2019, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of March 31, 2019 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Asset (Liability)
Fixed rate portion of Unsecured Credit Facility	$250,000	January 5, 2021	$1,126
Term Loan Due 2023	200,000	November 22, 2023	(6,162)
	$450,000		$(5,036)
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of March 31, 2019 for the remainder of 2019, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 7 in the accompanying condensed consolidated financial statements and Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities” contained herein.
A decrease of 1% in market interest rates would result in a hypothetical increase in the net liability associated with our derivatives of approximately $13,385.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $1,101 higher than the fair value as of March 31, 2019.
We had $299,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt, with an interest rate based of 3.55% based upon LIBOR as of March 31, 2019. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of March 31, 2019, interest expense would increase by approximately $2,990 on an annualized basis.
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
Based on management’s evaluation as of March 31, 2019, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2019 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1, 2019 to January 31, 2019	21	$10.92	—	$189,105
February 1, 2019 to February 28, 2019	43	$12.76	—	$189,105
March 1, 2019 to March 31, 2019	21	$12.13	—	$189,105
Total	85	$12.15	—	$189,105

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

10.1
Note Purchase Agreement dated as of April 5, 2019 among the Registrant as Issuer and Certain Institutions as Purchasers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2019).

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

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	May 1, 2019

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	May 1, 2019