Form 10-Q
period 2019-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2019-07-31
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-35481
RETAIL PROPERTIES OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland				42-1579325
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

2021 Spring Road,	Suite 200,	Oak Brook,	Illinois	60523
(Address of principal executive offices)				(Zip Code)
(630) 634-4200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	RPAI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of July 26, 2019:
Class A common stock:    213,654,824 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	June 30, 2019	December 31, 2018
Assets
Investment properties:
Land	$1,037,381	$1,036,901
Building and other improvements	3,587,241	3,607,484
Developments in progress	69,963	48,369
	4,694,585	4,692,754
Less accumulated depreciation	(1,358,059)	(1,313,602)
Net investment properties	3,336,526	3,379,152
Cash and cash equivalents	28,456	14,722
Accounts and notes receivable, net	77,337	78,398
Acquired lease intangible assets, net	88,492	97,090
Right-of-use lease assets	50,881	—
Other assets, net	71,387	78,108
Total assets	$3,653,079	$3,647,470

Liabilities and Equity
Liabilities:
Mortgages payable, net	$203,726	$205,320
Unsecured notes payable, net	795,902	696,362
Unsecured term loans, net	447,757	447,367
Unsecured revolving line of credit	193,000	273,000
Accounts payable and accrued expenses	57,940	82,942
Distributions payable	35,388	35,387
Acquired lease intangible liabilities, net	67,505	86,543
Lease liabilities	91,129	—
Other liabilities	46,111	73,540
Total liabilities	1,938,458	1,900,461

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 213,662 and 213,176 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	214	213
Additional paid-in capital	4,507,488	4,504,702
Accumulated distributions in excess of earnings	(2,783,183)	(2,756,802)
Accumulated other comprehensive loss	(11,343)	(1,522)
Total shareholders’ equity	1,713,176	1,746,591
Noncontrolling interests	1,445	418
Total equity	1,714,621	1,747,009
Total liabilities and equity	$3,653,079	$3,647,470

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Lease income	$118,449	$119,164	$241,152	$244,006

Expenses:
Operating expenses	17,129	19,384	34,815	39,639
Real estate taxes	18,534	17,701	36,937	38,169
Depreciation and amortization	42,882	43,710	86,149	88,938
Provision for impairment of investment properties	—	724	—	1,316
General and administrative expenses	9,353	10,274	19,852	22,769
Total expenses	87,898	91,793	177,753	190,831

Other (expense) income:
Interest expense	(17,363)	(16,817)	(34,793)	(35,582)
Gain on sales of investment properties	8,454	—	16,903	34,519
Other (expense) income, net	(472)	328	(1,131)	550
Net income	21,170	10,882	44,378	52,662
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to common shareholders	$21,170	$10,882	$44,378	$52,662

Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.10	$0.05	$0.21	$0.24

Net income	$21,170	$10,882	$44,378	$52,662
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 8)	(6,307)	859	(9,821)	3,613
Comprehensive income attributable to the Company	$14,863	$11,741	$34,557	$56,275

Weighted average number of common shares outstanding – basic	212,951	218,982	212,900	218,915

Weighted average number of common shares outstanding – diluted	213,090	219,410	213,156	219,406

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Three Months Ended	Shares	Amount
Balance as of April 1, 2018	219,489	$219	$4,575,191	$(2,684,606)	$3,840	$1,894,644	$—	$1,894,644
Net income	—	—	—	10,882	—	10,882	—	10,882
Other comprehensive income	—	—	—	—	859	859	—	859
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(36,357)	—	(36,357)	—	(36,357)
Issuance of restricted shares	77	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	(12)	—	1,596	—	—	1,596	—	1,596
Shares withheld for employee taxes	(4)	—	(35)	—	—	(35)	—	(35)
Balance as of June 30, 2018	219,550	$219	$4,576,752	$(2,710,081)	$4,699	$1,871,589	$—	$1,871,589
Three Months Ended
Balance as of April 1, 2019	213,585	$214	$4,505,631	$(2,768,965)	$(5,036)	$1,731,844	$776	$1,732,620
Net income	—	—	—	21,170	—	21,170	—	21,170
Other comprehensive loss	—	—	—	—	(6,307)	(6,307)	—	(6,307)
Contributions from noncontrolling interests	—	—	—	—	—	—	669	669
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,388)	—	(35,388)	—	(35,388)
Issuance of restricted shares	77	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,857	—	—	1,857	—	1,857
Balance as of June 30, 2019	213,662	$214	$4,507,488	$(2,783,183)	$(11,343)	$1,713,176	$1,445	$1,714,621

Six Months Ended
Balance as of January 1, 2018	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700	$—	$1,885,700
Cumulative effect of accounting change	—	—	—	(12)	12	—	—	—
Net income	—	—	—	52,662	—	52,662	—	52,662
Other comprehensive income	—	—	—	—	3,613	3,613	—	3,613
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	(72,710)	—	(72,710)	—	(72,710)
Issuance of common stock	59	—	—	—	—	—	—	—
Issuance of restricted shares	382	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	(12)	—	3,729	—	—	3,729	—	3,729
Shares withheld for employee taxes	(116)	—	(1,405)	—	—	(1,405)	—	(1,405)
Balance as of June 30, 2018	219,550	$219	$4,576,752	$(2,710,081)	$4,699	$1,871,589	$—	$1,871,589
Six Months Ended
Balance as of January 1, 2019	213,176	$213	$4,504,702	$(2,756,802)	$(1,522)	$1,746,591	$418	$1,747,009
Net income	—	—	—	44,378	—	44,378	—	44,378
Other comprehensive loss	—	—	—	—	(9,821)	(9,821)	—	(9,821)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,027	1,027
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	(70,759)	—	(70,759)	—	(70,759)
Issuance of common stock	111	—	—	—	—	—	—	—
Issuance of restricted shares	469	1	—	—	—	1	—	1
Stock-based compensation expense, net of forfeitures	(9)	—	3,823	—	—	3,823	—	3,823
Shares withheld for employee taxes	(85)	—	(1,037)	—	—	(1,037)	—	(1,037)
Balance as of June 30, 2019	213,662	$214	$4,507,488	$(2,783,183)	$(11,343)	$1,713,176	$1,445	$1,714,621
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$44,378	$52,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,149	88,938
Provision for impairment of investment properties	—	1,316
Gain on sales of investment properties	(16,903)	(34,519)
Amortization of loan fees and debt premium and discount, net	1,597	1,780
Amortization of stock-based compensation	3,823	3,729
Debt prepayment fees	—	974
Payment of leasing fees and inducements	(5,120)	(3,652)
Changes in accounts receivable, net	1,332	(1,520)
Changes in right-of-use lease assets	961	—
Changes in accounts payable and accrued expenses, net	(16,999)	(19,554)
Changes in lease liabilities	(309)	—
Changes in other operating assets and liabilities, net	4,234	3,287
Other, net	(3,957)	(4,738)
Net cash provided by operating activities	99,186	88,703

Cash flows from investing activities:
Purchase of investment properties	(26,576)	—
Capital expenditures and tenant improvements	(39,934)	(32,961)
Proceeds from sales of investment properties	41,886	187,125
Investment in developments in progress	(7,784)	(6,933)
Net cash (used in) provided by investing activities	(32,408)	147,231

Cash flows from financing activities:
Principal payments on mortgages payable	(1,530)	(12,818)
Proceeds from unsecured notes payable	100,000	—
Repayments of unsecured term loans	—	(100,000)
Proceeds from unsecured revolving line of credit	143,000	196,000
Repayments of unsecured revolving line of credit	(223,000)	(286,000)
Payment of loan fees and deposits	(754)	(5,393)
Debt prepayment fees	—	(974)
Distributions paid	(70,758)	(72,658)
Other, net	(10)	(1,405)
Net cash used in financing activities	(53,052)	(283,248)

Net increase (decrease) in cash, cash equivalents and restricted cash	13,726	(47,314)
Cash, cash equivalents and restricted cash, at beginning of period	19,601	86,335
Cash, cash equivalents and restricted cash, at end of period	$33,327	$39,021
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$33,276	$34,179
Cash paid for amounts included in the measurement of operating lease liabilities	$3,052	$—
Distributions payable	$35,388	$36,363
Accrued capital expenditures and tenant improvements	$7,403	$7,550
Accrued leasing fees and inducements	$673	$761
Accrued redevelopment costs	$281	$1,074
Amounts reclassified to developments in progress	$13,570	$—
Developments in progress placed in service	$—	$9,355
Lease liabilities arising from obtaining right-of-use lease assets	$103,519	$—
Straight-line ground rent liabilities reclassified to right-of-use lease asset	$31,030	$—
Straight-line office rent liability reclassified to right-of-use lease asset	$507	$—
Acquired ground lease intangible liability reclassified to right-of-use lease asset	$11,898	$—

Purchase of investment properties (after credits at closing):
Net investment properties	$(25,438)	$—
Accounts receivable, acquired lease intangibles and other assets	(1,525)	—
Accounts payable, acquired lease intangibles and other liabilities	387	—
Purchase of investment properties (after credits at closing)	$(26,576)	$—

Proceeds from sales of investment properties:
Net investment properties	$29,318	$148,448
Right-of-use lease assets	8,242	—
Accounts receivable, acquired lease intangibles and other assets	1,591	10,999
Lease liabilities	(11,326)	—
Accounts payable, acquired lease intangibles and other liabilities	(2,842)	(6,841)
Gain on sales of investment properties	16,903	34,519
Proceeds from sales of investment properties	$41,886	$187,125

Reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets to such amounts shown in the Company’s condensed consolidated statements of cash flows:

Cash and cash equivalents, at beginning of period	$14,722	$25,185
Restricted cash, at beginning of period (included within “Other assets, net”)	4,879	61,150
Total cash, cash equivalents and restricted cash, at beginning of period	$19,601	$86,335

Cash and cash equivalents, at end of period	$28,456	$29,125
Restricted cash, at end of period (included within “Other assets, net”)	4,871	9,896
Total cash, cash equivalents and restricted cash, at end of period	$33,327	$39,021

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
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of June 30, 2019, the Company owned 104 retail operating properties in the United States.
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
In accordance with Accounting Standards Codification Topic 205, Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation. Specifically, all lease-related revenues have been presented in a single line item, “Lease income,” rather than the previous presentation which separated revenues between “Rental income,” “Tenant recovery income” and “Other property income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.
All share amounts and dollar amounts in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and notes thereto, are stated in thousands with the exception of per share, per square foot and per unit amounts.
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated variable interest entities (VIEs). All intercompany balances and transactions have been eliminated in consolidation. Wholly-owned subsidiaries generally consist of limited liability companies, limited partnerships and statutory trusts.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s property ownership as of June 30, 2019 is summarized below:

Property Count
Retail operating properties	104
Redevelopment projects:
Circle East (a)	1
Plaza del Lago – multi-family rental units (b)	—
One Loudoun Downtown – Pads G & H (c)	—
Carillon (d)	1
Total number of properties	106

(a)
The redevelopment at Circle East, formerly known as Towson Circle, is no longer presented combined with the Company’s neighboring retail operating property, Towson Square, which is included within the property count for retail operating properties. This change increased the Company’s redevelopment property count by one.

(b)	The operating portion of this property is included within the property count for retail operating properties.

(c)
The Company began redevelopment activities on Pads G & H at the property during the three months ended June 30, 2019. The operating portion of this property is included within the property count for retail operating properties.

(d)	The Company has begun activities in anticipation of the future redevelopment of this property.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2018 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2019.
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases. This new guidance, including related ASUs that were subsequently issued, requires lessees to recognize a liability to make lease payments and a right-of-use lease (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election, by class of underlying asset, to not recognize lease liabilities and lease assets. The guidance allows lessees and lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary, and provides a package of three practical expedients whereby companies are not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating vs. capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients), as well as practical expedients whereby companies are not required to reassess whether land easements contain a lease and can use hindsight in determining the lease term and assessing impairment of the ROU asset. The guidance requires changes in collectibility of operating lease receivables to be presented as an adjustment to revenue rather than the previous presentation within “Operating expenses” on the condensed consolidated statements of operations and other comprehensive (loss) income. Finally, only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with the Company’s previous policies.
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
Upon adoption, the Company recognized lease liabilities and ROU assets of $103,432 for operating leases where it is the lessee related to long-term ground leases and office leases, which are presented as “Right-of-use lease assets” and “Lease liabilities” in the accompanying condensed consolidated balance sheets. The ROU assets are presented net of the Company’s existing straight-line ground rent liabilities of $31,030 and acquired ground lease intangible liability of $11,898 as of January 1, 2019. For leases

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

with a term of 12 months or less, the Company made an accounting policy election to not recognize lease liabilities and lease assets.
For leases where the Company is the lessor, as noted above, the Company elected the practical expedient to not separate non-lease components from lease components for all classes of assets and has presented all lease-related revenues in a single line item, “Lease income,” rather than the previous presentation which separated revenues between “Rental income,” “Tenant recovery income” and “Other property income” in the condensed consolidated statements of operations and other comprehensive (loss) income for the current and comparative period. This resulted in the reclassification of (i) $92,646 and $187,101 of revenue previously presented as “Rental income,” (ii) $25,183 and $53,273 of revenue previously presented as “Tenant recovery income” and (iii) $1,335 and $3,632 of revenue previously presented as “Other property income” for the three and six months ended June 30, 2018, respectively, into “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. In addition, the Company began recording changes in collectibility of operating lease receivables as an adjustment to “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. For the three and six months ended June 30, 2018, changes in collectibility of operating lease receivables are presented within “Operating expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and provides new, and in some cases eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities will now be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, the Company removed the discussion of its valuation processes for Level 3 fair value measurements beginning in its Form 10-Q for the quarter ended September 30, 2018. No other disclosures were removed as the Company did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The Company expects to adopt the new disclosures on a prospective basis as of January 1, 2020.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
The Company closed on the following acquisitions during the six months ended June 30, 2019:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
March 7, 2019	North Benson Center	Seattle	Multi-tenant retail	70,500	$25,340
June 10, 2019	Paradise Valley Marketplace – Parcel	Phoenix	Land (a)	—	1,343
				70,500	$26,683	(b)

(a)
The Company acquired a parcel adjacent to its Paradise Valley Marketplace multi-tenant retail operating property. The total number of properties in the Company’s portfolio was not affected by this transaction.

(b)	Acquisition price does not include capitalized closing costs and adjustments totaling $291.
The Company did not acquire any properties during the six months ended June 30, 2018.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

Six Months Ended June 30, 2019
Land	$14,819
Building and other improvements, net	10,619
Acquired lease intangible assets (a)	1,770
Acquired lease intangible liabilities (b)	(234)
Net assets acquired	$26,974

(a)	The weighted average amortization period for acquired lease intangible assets is five years.

(b)	The weighted average amortization period for acquired lease intangible liabilities is five years.
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. Both of the acquisitions completed during 2019 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing.
Developments in Progress
The Company’s developments in progress are as follows:

Property Name	MSA	June 30, 2019	December 31, 2018
Active developments/redevelopments:
Circle East (a)	Baltimore	$28,792	$22,383
Plaza del Lago – multi-family rental units	Chicago	1,357	536
One Loudoun Downtown – Pads G & H (b)	Washington, D.C.	14,364	—
		44,513	22,919
Land held for development:
One Loudoun Uptown (c)	Washington, D.C.	25,450	25,450
Total developments in progress		$69,963	$48,369

(a)
During the year ended December 31, 2018, the Company received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at Circle East, which is shown net in the “Developments in progress” balance as of June 30, 2019 in the accompanying condensed consolidated balance sheets.

(b)	During the three months ended June 30, 2019, the Company commenced the active redevelopment of Pads G & H at One Loudoun Downtown.

(c)	During the three months ended December 31, 2018, the Company acquired One Loudoun Uptown, a 58-acre land parcel, of which 32 acres are developable.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Variable Interest Entities
During the three months ended June 30, 2019, the Company entered into a joint venture related to the medical office building portion of the redevelopment project at Carillon, of which the Company owns 95% of the joint venture. The joint venture is considered a VIE and the Company is considered the primary beneficiary as it has a controlling financial interest. As such, the Company has consolidated the joint venture and presented the joint venture partner’s interest as noncontrolling interest.
During the year ended December 31, 2018, the Company entered into two joint ventures related to (i) the multi-family rental portion of the expansion project at One Loudoun Downtown – Pads G & H and (ii) the multi-family rental redevelopment project at Carillon, of which the Company owns 90% and 95%, respectively, of the joint ventures. The joint ventures are considered VIEs and the Company is considered the primary beneficiary for each joint venture, as it has a controlling financial interest in each. As such, it has consolidated these joint ventures and presented the joint venture partners’ interests as noncontrolling interests.
The joint venture project at One Loudoun Downtown – Pads G & H began active development during the three months ended June 30, 2019, at which time all predevelopment costs related to the joint venture as well as the Company’s historical basis in the pads were reclassified from “Other assets, net” and “Investment properties,” respectively, to “Developments in progress” in the accompanying condensed consolidated balance sheets. As of June 30, 2019, the Company had recorded $1,188 of costs related to the joint venture, which are included within “Developments in progress” in the accompanying condensed consolidated balance sheets. As of December 31, 2018, the Company had recorded $414 of predevelopment costs related to the joint venture, which are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. No income was attributed to the noncontrolling interest during the six months ended June 30, 2019 and 2018.
The joint venture projects at Carillon are in the predevelopment stage and each is currently being funded evenly by the Company and the respective joint venture partner. As of June 30, 2019 and December 31, 2018, the Company had recorded $1,702 and $422, respectively, of predevelopment costs related to the joint ventures at Carillon, which are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. No income was attributed to the noncontrolling interests during the six months ended June 30, 2019 and 2018.
(4) DISPOSITIONS
The Company closed on the following dispositions during the six months ended June 30, 2019:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
March 8, 2019	Edwards Multiplex – Fresno (b)	Single-user retail	94,600	$25,850	$21,605	$8,449
June 28, 2019	North Rivers Towne Center	Multi-tenant retail	141,500	18,900	17,989	6,881
			236,100	$44,750	$39,594	$15,330

(a)	Aggregate proceeds are net of transaction costs.

(b)
Prior to the disposition, the Company was subject to a ground lease whereby it leased the underlying land from a third party. The ground lease was assumed by the purchaser in connection with the disposition.

During the six months ended June 30, 2019, the Company also received net proceeds of $2,292 and recognized a gain of $1,573 in connection with the sale of the second phase of a land parcel, which included rights to develop 10 residential units, at One Loudoun Downtown. The aggregate proceeds from the property dispositions and other transactions during the six months ended June 30, 2019 totaled $41,886, with aggregate gains of $16,903.
Subsequent to June 30, 2019, the Company closed on the final phase of the sale of a land parcel, which included rights to develop 12 residential units, at One Loudoun Downtown, for a sales price of $2,783.

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
During the six months ended June 30, 2018, the Company also received net proceeds of $11,820 and recognized a gain of $2,179 in connection with the sale of air rights at Circle East. The aggregate proceeds from the property dispositions and other transactions during the six months ended June 30, 2018 totaled $187,125, with aggregate gains of $34,519.
None of the dispositions completed during the six months ended June 30, 2019 and 2018 qualified for discontinued operations treatment and none are considered individually significant.
As of June 30, 2019 and December 31, 2018, no properties qualified for held for sale accounting treatment.
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
The following table summarizes the Company’s unvested restricted shares as of and for the six months ended June 30, 2019:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2019	440	$13.40
Shares granted (a)	469	$12.22
Shares vested	(233)	$13.31
Shares forfeited	(9)	$13.02
Balance as of June 30, 2019 (b)	667	$12.61

(a)	Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.

(b)	As of June 30, 2019, total unrecognized compensation expense related to unvested restricted shares was $4,254, which is expected to be amortized over a weighted average term of 1.3 years.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the six months ended June 30, 2019:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2019	649	$14.54
RSUs granted (a)	382	$10.98
Conversion of RSUs to common stock and restricted shares (b)	(192)	$13.74
RSUs eligible for future conversion as of June 30, 2019 (c)	839	$13.10

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

(c)	As of June 30, 2019, total unrecognized compensation expense related to unvested RSUs was $6,485, which is expected to be amortized over a weighted average term of 2.3 years.
During the three months ended June 30, 2019 and 2018, the Company recorded compensation expense of $1,857 and $1,596, respectively, related to the amortization of unvested restricted shares and RSUs. During the six months ended June 30, 2019 and 2018, the Company recorded compensation expense of $3,823 and $3,729, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the six months ended June 30, 2018 is compensation expense of $330 related to the accelerated vesting of 23 restricted shares and remaining amortization related to the 29 RSUs that remained eligible for future conversion in conjunction with the departure of the Company’s former Executive Vice President, General Counsel and Secretary. The total fair value of restricted shares that vested during the six months ended June 30, 2019 was $2,778. In addition, the total fair value of RSUs that converted into common stock during the six months ended June 30, 2019 was $1,052.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of June 30, 2019, options to purchase 22 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2019 or 2018 and did not record any compensation expense related to stock options during the six months ended June 30, 2019 and 2018.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has elected the practical expedient to not separate non-lease components (primarily reimbursement of common area maintenance costs) from the related lease components and has applied the guidance of ASC 842, Leases, to the combined component as (i) the fixed non-lease components have the same timing and pattern of transfer as the associated lease component, (ii) the lease component, if accounted for separately, would be classified as an operating lease and (iii) the Company considers the lease component to be the predominant component of the combined contract.
In addition, the Company records lease termination fee income when (i) a termination letter agreement is signed, (ii) all of the conditions of such agreement have been fulfilled, (iii) the tenant is no longer occupying the property and (iv) collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded lease termination fee income of $232 and $1,420 for the three and six months ended June 30, 2019, respectively, and $208 and $1,227 for the three and six months ended June 30, 2018, respectively, which is included within “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company in accordance with the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included within “Operating expenses” and sales tax reimbursements included within “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Such taxes remitted to governmental authorities, which are generally reimbursed by tenants, were $153 and $299 for the three and six months ended June 30, 2019, respectively, and $88 and $276 for the three and six months ended June 30, 2018, respectively.
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease income related to fixed lease payments	$89,751	$89,745	$180,185	$182,165
Lease income related to variable lease payments	28,383	27,311	59,014	59,120
Other (a)	315	2,108	1,953	2,721
Lease income	$118,449	$119,164	$241,152	$244,006

(a)
For the three and six months ended June 30, 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements. For the three and six months ended June 30, 2018, “Other” is comprised of amortization of above and below market lease intangibles and lease inducements.

As of June 30, 2019, undiscounted lease payments to be received under operating leases, excluding additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, for the remainder of 2019, the next five years and thereafter are as follows:

Lease Payments
2019	$178,075
2020	335,785
2021	296,467
2022	249,370
2023	202,005
2024	147,653
Thereafter	467,127
Total	$1,876,482

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2018, undiscounted lease payments to be received under operating leases, excluding additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, were as follows:

Lease Payments
2019	$351,145
2020	314,081
2021	274,135
2022	227,417
2023	180,199
Thereafter	569,758
Total	$1,916,735

The remaining lease terms range from less than one year to approximately 64 years as of June 30, 2019 and December 31, 2018.
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
The following table summarizes total lease costs recognized during the period, including variable lease payments which were not significant, and non-cash rent expense. Lease costs recognized during the three and six months ended June 30, 2019 are presented under the new lease accounting standard and lease costs recognized during the three and six months ended June 30, 2018 are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ground lease rent expense (a)	$1,563	$1,892	$3,267	$3,852
Office rent expense (b)	$290	$242	$571	$575

(a)
Included within “Operating expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Includes non-cash ground rent expense of $332 and $690 for the three and six months ended June 30, 2019, respectively, and $579 and $1,245 for the three and six months ended June 30, 2018, respectively.

(b)
Office rent related to property management operations is included within “Operating expenses” and office rent related to corporate office operations is included within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. The Company has elected to not record a lease liability/ROU asset for leases with a term of less

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

than 12 months. Office rent expense for the three and six months ended June 30, 2019 includes $11 and $29, respectively, of short-term lease costs.
As of June 30, 2019, undiscounted future rental obligations to be paid under the long-term ground and office leases, including fixed rental increases, for the remainder of 2019, the next five years and thereafter are as follows:

Lease Obligations
2019	$2,879
2020	6,076
2021	6,110
2022	6,140
2023	6,102
2024	5,698
Thereafter	247,793
Total	$280,798
Adjustment for discounting	(189,669)
Lease liabilities as of June 30, 2019	$91,129

The Company’s operating leases for ground leases and office leases had a weighted average remaining lease term of 44 years and a weighted average discount rate of 5.93% as of June 30, 2019.
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
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	June 30, 2019			December 31, 2018
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$203,920	4.65%	4.0	$205,450	4.65%	4.5
Premium, net of accumulated amortization	650			775
Discount, net of accumulated amortization	(515)			(536)
Capitalized loan fees, net of accumulated amortization	(329)			(369)
Mortgages payable, net	$203,726			$205,320

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 7.48% as of June 30, 2019 and December 31, 2018.
During the six months ended June 30, 2019, the Company made scheduled principal payments of $1,530 related to amortizing loans.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		June 30, 2019		December 31, 2018
Unsecured Notes Payable	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	—	—%
		800,000	4.27%	700,000	4.19%
Discount, net of accumulated amortization		(675)		(734)
Capitalized loan fees, net of accumulated amortization		(3,423)		(2,904)
	Total	$795,902		$696,362

Notes Due 2029
On June 28, 2019, the Company issued $100,000 of 10-year 4.82% senior unsecured notes due 2029 (Notes Due 2029) in a private placement transaction pursuant to a note purchase agreement it entered into with certain institutional investors on April 5, 2019. The proceeds were used to repay borrowings on the Company’s unsecured revolving line of credit.
The note purchase agreement governing the Notes Due 2029 contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of such note purchase agreement, the Company is subject to various financial covenants, which include the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) a minimum unencumbered interest coverage ratio (as set forth in the Company’s unsecured credit facility and the note purchase agreements governing the Notes Due 2021 and 2024 and the Notes Due 2026 and 2028 defined below); and (iv) a minimum fixed charge coverage ratio (as set forth in the Company’s unsecured credit facility).
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		June 30, 2019		December 31, 2018
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.20%	$250,000	3.20%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	4.05%	200,000	4.05%
Subtotal		450,000		450,000
Capitalized loan fees, net of accumulated amortization		(2,243)		(2,633)
Term loans, net		$447,757	(c)	$447,367

Unsecured credit facility revolving line of credit – variable rate (d)	April 22, 2022	$193,000	3.45%	$273,000	3.57%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of June 30, 2019 and December 31, 2018.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of June 30, 2019 and December 31, 2018.

(c)
Subsequent to June 30, 2019, the Company entered into a term loan agreement with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The term loans bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% for the Term Loan Due 2024 and 1.50% to 2.20% for the Term Loan Due 2026. In accordance with the term loan agreement, the Company may elect to convert to an investment grade pricing grid. The proceeds were used to repay

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

outstanding indebtedness and for general corporate purposes. In addition, the Company entered into agreements to swap $120,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.68% through July 2024 and $150,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.77% through July 2026, each with an effective date of August 15, 2019.

(d)	Excludes capitalized loan fees, which are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, the Company may elect to convert to an investment grade pricing grid. As of June 30, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of June 30, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of June 30, 2019 for the remainder of 2019, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after June 30, 2019, such as the closing of the Term Loan Due 2024 and the Term Loan Due 2026.

	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,560	$3,228	$22,080	$113,946	$31,758	$31,348	$203,920
Fixed rate term loans (b)	—	—	250,000	—	200,000	—	450,000
Unsecured notes payable (c)	—	—	100,000	—	—	700,000	800,000
Total fixed rate debt	1,560	3,228	372,080	113,946	231,758	731,348	1,453,920

Variable rate debt:
Variable rate revolving line of credit	—	—	—	193,000	—	—	193,000
Total debt (d)	$1,560	$3,228	$372,080	$306,946	$231,758	$731,348	$1,646,920

Weighted average interest rate on debt:
Fixed rate debt	4.48%	4.48%	3.56%	4.90%	4.06%	4.29%	4.11%
Variable rate debt (e)	—	—	—	3.45%	—	—	3.45%
Total	4.48%	4.48%	3.56%	3.99%	4.06%	4.29%	4.04%

(a)	Excludes mortgage premium of $650 and discount of $(515), net of accumulated amortization, as of June 30, 2019.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of June 30, 2019, the applicable credit spread was 1.20%. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023. As of June 30, 2019, the applicable credit spread was 1.20%.

(c)	Excludes discount of $(675), net of accumulated amortization, as of June 30, 2019.

(d)
The weighted average years to maturity of consolidated indebtedness was 4.7 years as of June 30, 2019. Total debt excludes capitalized loan fees of $(5,995), net of accumulated amortization, as of June 30, 2019, which are included as a reduction to the respective debt balances.

(e)	Represents interest rate as of June 30, 2019.
The Company’s unsecured debt agreements, consisting of (i) the Unsecured Credit Agreement, (ii) the Term Loan Agreement, (iii) the note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024), (iv) the indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (v) the note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), and (vi) the note purchase agreement governing the Notes Due 2029, contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) minimum debt service coverage ratio; (vi) minimum unencumbered assets to unsecured debt ratio; and (vii) minimum consolidated net worth. As of June 30, 2019, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured debt agreements.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

exchange for the Company making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.
As of June 30, 2019, the Company used five interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $2,374 will be reclassified as an increase to interest expense.
The following table summarizes the Company’s interest rate swaps as of June 30, 2019, which effectively convert one-month floating rate LIBOR to a fixed rate:

Effective Date	Notional	Fixed Interest Rate	Maturity Date
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$100,000	2.00%	January 5, 2021
December 29, 2017	$50,000	2.00%	January 5, 2021
November 23, 2018	$100,000	2.85%	November 22, 2023
November 23, 2018	$100,000	2.85%	November 22, 2023

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest rate swaps	5	5	$450,000	$450,000

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying condensed consolidated balance sheets. The valuation techniques used are described in Note 12 to the condensed consolidated financial statements.

	Derivatives
	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets, net	$—	Other assets, net	$2,324
Interest rate swaps	Other liabilities	$11,343	Other liabilities	$3,846

The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss (Gain) Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Gain Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
2019	$6,215	$9,601	Interest expense	$(92)	$(220)	$17,363	$34,793
2018	$(1,138)	$(3,805)	Interest expense	$(279)	$(192)	$16,817	$35,582

Subsequent to June 30, 2019, the Company entered into a five-year $120,000 unsecured term loan and a seven-year $150,000 unsecured term loan that bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus the applicable credit spread based on a leverage grid. The Company subsequently entered into agreements to swap $120,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.68% through July 2024 and $150,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.77% through July 2026, each with an effective date of August 15, 2019.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9) EQUITY
The Company has an existing common stock repurchase program under which it may repurchase, from time to time, up to a maximum of $500,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the six months ended June 30, 2019 and 2018. As of June 30, 2019, $189,105 remained available for repurchases under the common stock repurchase program.
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Numerator:
Net income attributable to common shareholders	$21,170		$10,882		$44,378		$52,662
Earnings allocated to unvested restricted shares	(110)		(90)		(190)		(172)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$21,060		$10,792		$44,188		$52,490

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	212,951	(a)	218,982	(b)	212,900	(a)	218,915	(b)
Effect of dilutive securities:
Stock options	—	(c)	—	(c)	—	(c)	—	(c)
RSUs	139	(d)	428	(e)	256	(d)	491	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	213,090		219,410		213,156		219,406

(a)
Excludes 667 shares of unvested restricted common stock as of June 30, 2019, which equate to 660 and 631 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2019. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 521 shares of unvested restricted common stock as of June 30, 2018, which equate to 529 and 551 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2018. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 22 and 38 shares of common stock as of June 30, 2019 and 2018, respectively, at a weighted average exercise price of $17.34 and $18.85, respectively. Of these totals, outstanding options to purchase 18 and 32 shares of common stock as of June 30, 2019 and 2018, respectively, at a weighted average exercise price of $18.58 and $20.19, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of June 30, 2019, there were 839 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 839 and 835 RSUs, respectively, on a weighted average basis for the three and six months ended June 30, 2019. These contingently issuable shares are a component of calculating diluted EPS.

(e)
As of June 30, 2018, there were 649 RSUs eligible for future conversion upon completion of the performance periods, which equate to 649 and 667 RSUs, respectively, on a weighted average basis for the three and six months ended June 30, 2018. These contingently issuable shares are a component of calculating diluted EPS.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of June 30, 2019, the Company did not identify indicators of impairment at any of its properties. As of June 30, 2018, the Company identified indicators of impairment at two of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of June 30, 2018:

	June 30, 2018
Number of properties for which indicators of impairment were identified	2	(a)
Less: number of properties for which an impairment charge was recorded	—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	2

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (b)	38%

(a)	Includes one property which has subsequently been sold as of June 30, 2019.

(b)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company did not record any investment property impairment charges during the six months ended June 30, 2019.
The Company recorded the following investment property impairment charges during the six months ended June 30, 2018:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Schaumburg Towers (a)	Office	Various	895,400	$1,116
CVS Pharmacy – Lawton, OK (b)	Single-user retail	March 31, 2018	10,900	200
				$1,316
	Estimated fair value of impaired properties as of impairment date			$76,871

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$—	$—	$2,324	$2,324
Financial liabilities:
Mortgages payable, net	$203,726	$210,852	$205,320	$208,173
Unsecured notes payable, net	$795,902	$808,275	$696,362	$671,492
Unsecured term loans, net	$447,757	$450,000	$447,367	$449,266
Unsecured revolving line of credit	$193,000	$192,731	$273,000	$272,553
Derivative liability	$11,343	$11,343	$3,846	$3,846

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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2019
Derivative liability	$—	$11,343	$—	$11,343

December 31, 2018
Derivative asset	$—	$2,324	$—	$2,324
Derivative liability	$—	$3,846	$—	$3,846

Derivatives:  The fair value of the derivative asset and derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the condensed consolidated financial statements.
Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which those measurements fall.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2019
Mortgages payable, net	$—	$—	$210,852	$210,852
Unsecured notes payable, net	$247,777	$—	$560,498	$808,275
Unsecured term loans, net	$—	$—	$450,000	$450,000
Unsecured revolving line of credit	$—	$—	$192,731	$192,731

December 31, 2018
Mortgages payable, net	$—	$—	$208,173	$208,173
Unsecured notes payable, net	$235,788	$—	$435,704	$671,492
Unsecured term loans, net	$—	$—	$449,266	$449,266
Unsecured revolving line of credit	$—	$—	$272,553	$272,553

The Company estimates the fair value of its Level 3 financial liabilities using a discounted cash flow model that incorporates future contractual principal and interest payments with the following discount rates:

	June 30, 2019	December 31, 2018
Mortgages payable, net range	3.5% to 3.8%	4.2% to 4.4%
Unsecured notes payable, net weighted average	4.06%	4.91%
Unsecured term loans, net weighted average	1.20%	1.25%
Unsecured revolving line of credit	1.10%	1.10%

There were no transfers between the levels of the fair value hierarchy during the six months ended June 30, 2019.
(13) COMMITMENTS AND CONTINGENCIES
As of June 30, 2019, the Company had letters of credit outstanding totaling $433 that serve as collateral for certain capital improvements at two of its properties and reduce the available borrowings on its unsecured revolving line of credit.
As of June 30, 2019, the Company had active redevelopment and expansion projects at Circle East, Plaza del Lago and One Loudoun Downtown – Pads G & H. The Company estimates that it will incur net costs of approximately $34,000 to $36,000 related to the Circle East redevelopment, approximately $1,350 to $1,400 related to the redevelopment of the multi-family rental units at Plaza del Lago and approximately $125,000 to $135,000 related to the expansion project at One Loudoun Downtown – Pads G & H. As of June 30, 2019, the Company has incurred $16,920, net of proceeds of $11,820 from the sale of air rights, related to the redevelopment at Circle East, $1,357 related to the redevelopment of the multi-family rental units at Plaza del Lago and $3,139, net of contributions from the Company’s joint venture partner, related to the expansion project at One Loudoun Downtown – Pads G & H.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(15) SUBSEQUENT EVENTS
Subsequent to June 30, 2019, the Company:

•
entered into a term loan agreement with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The term loans bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% for the Term Loan Due 2024 and 1.50% to 2.20% for the Term Loan Due 2026. In accordance with the term loan agreement, the Company may elect to convert to an investment grade pricing grid. The proceeds were used to repay outstanding indebtedness and for general corporate purposes;

•
entered into agreements to swap $120,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.68% through July 2024 and $150,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.77% through July 2026, each with an effective date of August 15, 2019;

•	closed on the final phase of the sale of a land parcel, which included rights to develop 12 residential units, at One Loudoun Downtown, for a sales price of $2,783; and

•
declared the cash dividend for the third quarter of 2019 of $0.165625 per share on its outstanding Class A common stock, which will be paid on October 10, 2019 to Class A common shareholders of record at the close of business on September 26, 2019.

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
For further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of June 30, 2019, we owned 104 retail operating properties in the United States representing 19,968,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of June 30, 2019:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	63	10,245	91.9%	94.7%
Power centers	23	4,922	93.2%	94.3%
Lifestyle centers and mixed-use properties	16	4,541	92.0%	95.0%
Total multi-tenant retail	102	19,708	92.3%	94.7%
Single-user retail	2	260	100.0%	100.0%
Total retail operating portfolio	104	19,968	92.4%	94.7%
Redevelopment projects:
Circle East (b)	1
Plaza del Lago – multi-family rental units (c)	—
One Loudoun Downtown – Pads G & H (d)	—
Carillon (e)	1
Total number of properties	106

(a)	Includes leases signed but not commenced.

(b)
The redevelopment at Circle East, formerly known as Towson Circle, is no longer presented combined with our neighboring retail operating property, Towson Square, which is included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio. This change increased our redevelopment property count by one.

(c)	The operating portion of this property is included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio.

(d)
We began redevelopment activities on Pads G & H at the property during the three months ended June 30, 2019. The operating portion of this property is included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio.

(e)	We have begun activities in anticipation of future redevelopment of this property.
During the first half of 2018, we completed our portfolio transformation, the core objective of which was to become a prominent owner of multi-tenant retail properties primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin.

We are primarily focused on growing our portfolio organically through (i) accretive leasing activity and (ii) mixed-use redevelopment and expansion projects. For the six months ended June 30, 2019, we achieved positive comparable cash leasing spreads of 11.4% on signed new leases and 5.7% on signed renewal leases for a blended re-leasing spread of 6.8%. During this period, the Company achieved average annual contractual rent increases on signed new leases of approximately 175 basis points. Our active and near-term expansion and redevelopment projects consist of approximately $392,000 to $432,000 of expected investment during 2019 through 2022 and include the redevelopment at Circle East, the first phase of Carillon, the redevelopment of the existing multi-family rental units at Plaza del Lago and the expansion project of Pads G & H at One Loudoun Downtown, as well as pad developments and expansions at certain of our mixed-use and lifestyle centers, including Main Street Promenade and Downtown Crown. Our current portfolio of assets contains several additional projects in the longer-term pipeline, including, among others, future phases of Carillon, additional pad developments at One Loudoun Downtown and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
Company Highlights — Six Months Ended June 30, 2019
Acquisitions
The following table summarizes our acquisitions during the six months ended June 30, 2019:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
March 7, 2019	North Benson Center	Seattle	Multi-tenant retail	70,500	$25,340
June 10, 2019	Paradise Valley Marketplace – Parcel	Phoenix	Land (a)	—	1,343
				70,500	$26,683

(a)	We acquired a parcel adjacent to our Paradise Valley Marketplace multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.
Developments in Progress
During the six months ended June 30, 2019, we invested $7,784 in our active redevelopment projects at Circle East, Plaza del Lago and One Loudoun Downtown – Pads G & H.
The following table summarizes developments in progress as of June 30, 2019:

Property Name	MSA	June 30, 2019
Active developments/redevelopments:
Circle East	Baltimore	$28,792
Plaza del Lago – multi-family rental units	Chicago	1,357
One Loudoun Downtown – Pads G & H	Washington, D.C.	14,364
		44,513
Land held for development:
One Loudoun Uptown	Washington, D.C.	25,450
Total developments in progress		$69,963
Dispositions
The following table summarizes our dispositions during the six months ended June 30, 2019:

Date	Property Name	Property Type	Square Footage	Consideration
March 8, 2019	Edwards Multiplex – Fresno (a)	Single-user retail	94,600	$25,850
June 28, 2019	North Rivers Towne Center	Multi-tenant retail	141,500	18,900
			236,100	$44,750

(a)	Prior to the disposition, we were subject to a ground lease whereby we leased the underlying land from a third party. The ground lease was assumed by the purchaser in connection with the disposition.

In addition to the property dispositions listed above, during the six months ended June 30, 2019, we received consideration of $2,306 in connection with the second phase of the sale of a land parcel, which included rights to develop 10 residential units, at One Loudoun Downtown.
Subsequent to June 30, 2019, we closed on the final phase of the sale of a land parcel, which included rights to develop 12 residential units, at One Loudoun Downtown, for a sales price of $2,783.
Market Summary
The following table summarizes our retail operating portfolio by market as of June 30, 2019:

Property Type/Market	Number of Properties	Annualized Base Rent (ABR) (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$79,943	22.9%	$22.47	3,939	20.0%	90.3%	92.8%
Washington, D.C.	8	38,360	11.0%	28.78	1,387	7.0%	96.1%	96.4%
New York	9	36,288	10.4%	29.27	1,292	6.6%	95.9%	97.3%
Chicago	8	28,828	8.2%	23.43	1,358	6.9%	90.6%	92.3%
Seattle	9	22,808	6.5%	16.16	1,548	7.9%	91.2%	93.9%
Baltimore	5	21,148	6.1%	15.10	1,604	8.1%	87.3%	93.0%
Atlanta	9	19,662	5.6%	13.76	1,513	7.7%	94.5%	97.3%
Houston	9	15,801	4.5%	14.93	1,141	5.8%	92.8%	92.8%
San Antonio	3	12,703	3.6%	17.99	722	3.7%	97.9%	98.7%
Phoenix	3	10,445	3.0%	17.85	632	3.2%	92.7%	97.1%
Los Angeles	1	5,264	1.5%	29.29	241	1.2%	74.5%	95.3%
Riverside	1	4,624	1.3%	15.81	292	1.5%	100.0%	100.0%
St. Louis	1	4,204	1.2%	9.77	453	2.3%	95.0%	95.0%
Charlotte	1	3,071	0.9%	12.75	320	1.6%	75.3%	90.6%
Tampa	1	2,379	0.7%	19.51	126	0.6%	97.0%	97.0%
Subtotal	87	305,528	87.4%	20.08	16,568	84.1%	91.9%	94.6%

Non-Top 25 MSAs (b)	15	44,228	12.6%	14.91	3,140	15.9%	94.5%	95.0%

Total Multi-Tenant Retail	102	349,756	100.0%	19.23	19,708	100.0%	92.3%	94.7%

Single-User Retail	2	5,679		21.78	260		100.0%	100.0%

Total Retail Operating Portfolio (c)	104	$355,435		$19.27	19,968		92.4%	94.7%

(a)
Excludes $1,898 of multi-tenant retail ABR and 395 square feet of multi-tenant retail GLA attributable to (i) Circle East, which is in active redevelopment and (ii) Carillon, where we have begun activities in anticipation of future redevelopment, which are located in the Baltimore and Washington, D.C. MSAs, respectively. Including these amounts, 87.4% of our multi-tenant retail ABR and 84.4% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs and Non-Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)
Excludes the 18 multi-family rental units at Plaza del Lago, which are in active redevelopment. As of June 30, 2019, six multi-family rental units are leased at an average monthly rental rate per unit of $1,367.

Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the six months ended June 30, 2019. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	146	852	$22.59	$21.38	5.7%	5.2	$3.39
Comparable New Leases	43	176	$28.43	$25.52	11.4%	8.7	$52.30
Non-Comparable New and Renewal Leases (b)	48	346	$22.69	N/A	N/A	7.0	$32.05
Total	237	1,374	$23.59	$22.09	6.8%	6.2	$16.87

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

Our leasing efforts are primarily focused on (i) vacant anchor and small shop space, (ii) upcoming lease expirations and (iii) spaces within our redevelopment and expansion projects. As we lease these spaces, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and optimize the mix of operators and unique retailers at our properties.
Capital Markets
During the six months ended June 30, 2019, we:

•	issued $100,000 of 10-year 4.82% senior unsecured notes in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on April 5, 2019;

•	repaid $80,000, net of borrowings, on our unsecured revolving line of credit; and

•	made scheduled principal payments of $1,530 related to amortizing loans.
Subsequent to June 30, 2019, we entered into a term loan agreement with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The term loans bear interest at a rate of London Interbank Offered Rate (LIBOR), adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% for the Term Loan Due 2024 and 1.50% to 2.20% for the Term Loan Due 2026. In accordance with the term loan agreement, we may elect to convert to an investment grade pricing grid. In addition, we entered into agreements to swap $120,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.68% through July 2024 and $150,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.77% through July 2026, each with an effective date of August 15, 2019.
Distributions
We declared quarterly distributions totaling $0.33125 per share of common stock during the six months ended June 30, 2019.

Results of Operations
Comparison of Results for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change
Revenues:
Lease income	$118,449	$119,164	$(715)

Expenses:
Operating expenses	17,129	19,384	(2,255)
Real estate taxes	18,534	17,701	833
Depreciation and amortization	42,882	43,710	(828)
Provision for impairment of investment properties	—	724	(724)
General and administrative expenses	9,353	10,274	(921)
Total expenses	87,898	91,793	(3,895)

Other (expense) income:
Interest expense	(17,363)	(16,817)	(546)
Gain on sales of investment properties	8,454	—	8,454
Other (expense) income, net	(472)	328	(800)
Net income	21,170	10,882	10,288
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$21,170	$10,882	$10,288
Net income attributable to common shareholders increased $10,288 from $10,882 for the three months ended June 30, 2018 to $21,170 for the three months ended June 30, 2019 primarily as a result of the following:

•
an $8,454 increase in gain on sales of investment properties related to the sale of one investment property consisting of approximately 141,500 square feet of GLA and a land parcel during the three months ended June 30, 2019 compared to the sales of two investment properties, representing approximately 906,300 square feet of GLA, which incurred impairment charges upon disposition, during the three months ended June 30, 2018; and

•
a $2,255 decrease in operating expenses primarily due to $1,900 of termination fee expense incurred during the three months ended June 30, 2018 related to the Toys “R” Us auction process whereby we were the winning bidder on two leases. No such termination fee expense was incurred during the three months ended June 30, 2019.

Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than lease termination fee expense and non-cash ground rent expense, which is comprised of straight-line ground rent expense and amortization of acquired ground lease intangibles for the three and six months ended June 30, 2018 and amortization of right-of-use lease assets and amortization of lease liabilities for the three and six months ended June 30, 2019. NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Net income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.

Same store portfolio
For the three and six months ended June 30, 2019, our same store portfolio consisted of 102 retail operating properties acquired or placed in service and stabilized prior to January 1, 2018. The number of properties in our same store portfolio decreased to 102 as of June 30, 2019 from 103 as of March 31, 2019 as a result of the following:

•	the removal of one same store investment property sold during the three months ended June 30, 2019.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired during 2018 and 2019;

•	Reisterstown Road Plaza, which was reclassified from active redevelopment into our retail operating portfolio during 2018;

•	Circle East, which is in active redevelopment;

•	the multi-family rental units at Plaza del Lago, which are in active redevelopment;

•	One Loudoun Downtown – Pads G & H, which are in active redevelopment;

•	Carillon, where we have begun activities in anticipation of future redevelopment;

•	properties that were sold or held for sale in 2018 and 2019; and

•	the net income from our wholly-owned captive insurance company.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
Net income attributable to common shareholders	$21,170	$10,882	$10,288
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	(8,454)	—	(8,454)
Depreciation and amortization	42,882	43,710	(828)
Provision for impairment of investment properties	—	724	(724)
General and administrative expenses	9,353	10,274	(921)
Interest expense	17,363	16,817	546
Straight-line rental income, net	(616)	(1,401)	785
Amortization of acquired above and below market lease intangibles, net	(711)	(2,354)	1,643
Amortization of lease inducements	319	246	73
Lease termination fees, net	(232)	1,692	(1,924)
Non-cash ground rent expense, net	332	439	(107)
Other expense (income), net	472	(328)	800
NOI	81,878	80,701	1,177
NOI from Other Investment Properties	(2,186)	(3,269)	1,083
Same Store NOI	$79,692	$77,432	$2,260

	Three Months Ended June 30,
	2019	2018	Change
Same Store NOI:
Base rent	$85,664	$83,827	$1,837
Percentage and specialty rent	630	733	(103)
Tenant recoveries	24,988	24,511	477
Other lease-related income	1,461	1,094	367
Bad debt, net	(46)	(246)	200
Property operating expenses	(15,120)	(15,033)	(87)
Real estate taxes	(17,885)	(17,454)	(431)
Same Store NOI	$79,692	$77,432	$2,260
Same Store NOI increased $2,260, or 2.9%, primarily due to an increase of $1,837 in base rent primarily as a result of increases in the following: $844 from contractual rent changes, $558 from re-leasing spreads and $204 from occupancy growth.
Comparison of Results for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Change
Revenues:
Lease income	$241,152	$244,006	$(2,854)

Expenses:
Operating expenses	34,815	39,639	(4,824)
Real estate taxes	36,937	38,169	(1,232)
Depreciation and amortization	86,149	88,938	(2,789)
Provision for impairment of investment properties	—	1,316	(1,316)
General and administrative expenses	19,852	22,769	(2,917)
Total expenses	177,753	190,831	(13,078)

Other (expense) income:
Interest expense	(34,793)	(35,582)	789
Gain on sales of investment properties	16,903	34,519	(17,616)
Other (expense) income, net	(1,131)	550	(1,681)
Net income	44,378	52,662	(8,284)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$44,378	$52,662	$(8,284)
Net income attributable to common shareholders decreased $8,284 from $52,662 for the six months ended June 30, 2018 to $44,378 for the six months ended June 30, 2019 primarily as a result of the following:

•
a $17,616 decrease in gain on sales of investment properties related to the sale of two investment properties, representing approximately 236,100 square feet of GLA, and the sale of a land parcel during the six months ended June 30, 2019 compared to the sales of nine investment properties, representing approximately 1,773,000 square feet of GLA, and the sale of air rights at Circle East during the six months ended June 30, 2018; and

•	a $2,854 decrease in lease income primarily consisting of:

•	a $1,764 decrease in straight-line rent primarily related to our office complex, which was sold on May 31, 2018; and

•
a $659 decrease in tenant recoveries primarily from the operating properties sold during 2018 and 2019, partially offset by the growth from our same store portfolio and the operating property acquired during 2019;

partially offset by

•	a $4,824 decrease in operating expenses primarily due to the decreases from our same store portfolio and our office complex, which was sold on May 31, 2018;

•
a $2,917 decrease in general and administrative expenses primarily due to executive separation charges incurred during the six months ended June 30, 2018 in conjunction with the departure of our former Executive Vice President, General Counsel and Secretary. No such charges were incurred during the six months ended June 30, 2019; and

•	a $2,789 decrease in depreciation and amortization primarily due to the investment properties sold during 2018.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Net income attributable to common shareholders	$44,378	$52,662	$(8,284)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	(16,903)	(34,519)	17,616
Depreciation and amortization	86,149	88,938	(2,789)
Provision for impairment of investment properties	—	1,316	(1,316)
General and administrative expenses	19,852	22,769	(2,917)
Interest expense	34,793	35,582	(789)
Straight-line rental income, net	(2,116)	(3,880)	1,764
Amortization of acquired above and below market lease intangibles, net	(3,045)	(3,208)	163
Amortization of lease inducements	615	487	128
Lease termination fees, net	(1,420)	673	(2,093)
Non-cash ground rent expense, net	690	965	(275)
Other expense (income), net	1,131	(550)	1,681
NOI	164,124	161,235	2,889
NOI from Other Investment Properties	(4,541)	(6,117)	1,576
Same Store NOI	$159,583	$155,118	$4,465

	Six Months Ended June 30,
	2019	2018	Change
Same Store NOI:
Base rent	$170,871	$167,361	$3,510
Percentage and specialty rent	1,835	1,833	2
Tenant recoveries	51,472	51,173	299
Other lease-related income	2,739	2,265	474
Bad debt, net	(485)	(828)	343
Property operating expenses	(30,693)	(30,659)	(34)
Real estate taxes	(36,156)	(36,027)	(129)
Same Store NOI	$159,583	$155,118	$4,465
Same Store NOI increased $4,465, or 2.9%, primarily due to an increase of $3,510 in base rent primarily as a result of increases in the following: $1,742 from contractual rent changes, $1,079 from re-leasing spreads and $624 from occupancy growth.
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

The 2018 FFO White Paper did not change the fundamental definition of FFO; however, it provided clarification and that, to the extent a REIT recognizes a gain on sale or impairment related to assets incidental to the main business of a REIT, the REIT has the option to include or exclude such gains or impairments in the calculation of FFO. In connection with the adoption of the 2018 FFO White Paper, we elected to exclude all gains on sale and impairments of real estate from FFO, whereas we previously only excluded gains on sale and impairments of depreciable investment properties. To be consistent with the current presentation, we restated FFO attributable to common shareholders for the six months ended June 30, 2018 to exclude the gain on sale of non-depreciable investment property of $2,179, which was previously included within FFO attributable to common shareholders but excluded from Operating FFO attributable to common shareholders.
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, litigation involving the Company, including actual or anticipated settlement and associated legal costs, the impact on earnings from executive separation and the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders. There was no change to previously reported Operating FFO attributable to common shareholders for the six months ended June 30, 2018, because gains on sale and impairments of non-depreciable investment property have been, and continue to be, excluded from our calculation of Operating FFO attributable to common shareholders.
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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$21,170	$10,882	$44,378	$52,662
Depreciation and amortization of real estate	42,531	43,415	85,444	88,365
Provision for impairment of investment properties	—	724	—	1,316
Gain on sales of investment properties	(8,454)	—	(16,903)	(34,519)	(a)
FFO attributable to common shareholders	$55,247	$55,021	$112,919	$107,824	(a)

FFO attributable to common shareholders per common share outstanding – diluted	$0.26	$0.25	$0.53	$0.49	(a)

FFO attributable to common shareholders	$55,247	$55,021	$112,919	$107,824
Impact on earnings from the early extinguishment of debt, net	—	24	—	1,052
Impact on earnings from executive separation (b)	—	—	—	1,737
Other (c)	569	16	1,280	223
Operating FFO attributable to common shareholders	$55,816	$55,061	$114,199	$110,836

Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.26	$0.25	$0.54	$0.51

(a)
FFO attributable to common shareholders for the six months ended June 30, 2018 has been restated to exclude $2,179 of gain on sale of non-depreciable investment property in connection with our adoption of the 2018 FFO White Paper effective January 1, 2019 on a retrospective basis. As the gain on sale of non-depreciable investment property was previously excluded from Operating FFO attributable to common shareholders, there was no change to Operating FFO attributable to common shareholders.

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
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We have funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of June 30, 2019, we had no scheduled debt maturities and $1,560 of principal amortization due through the end of 2019, which we plan on satisfying through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of June 30, 2019:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$203,920	4.65%	Various	4.0 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	2.0 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	5.0 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	5.7 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	7.3 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	9.5 years
Senior notes – 4.82% due 2029 (b)	100,000	4.82%	June 28, 2029	10.0 years
Total unsecured notes payable (a)	800,000	4.27%		6.3 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (c)	250,000	3.20%	January 5, 2021	1.5 years
Revolving line of credit – variable rate	193,000	3.45%	April 22, 2022 (d)	2.8 years
Total unsecured credit facility (a)	443,000	3.31%		2.1 years

Term Loan Due 2023 – fixed rate (a) (e)	200,000	4.05%	November 22, 2023	4.4 years

Total consolidated indebtedness (f)	$1,646,920	4.04%		4.7 years

(a)
Fixed rate mortgages payable excludes mortgage premium of $650, discount of $(515) and capitalized loan fees of $(329), net of accumulated amortization, as of June 30, 2019. Unsecured notes payable excludes discount of $(675) and capitalized loan fees of $(3,423), net of accumulated amortization, as of June 30, 2019. Term loans exclude capitalized loan fees of $(2,243), net of accumulated amortization, as of June 30, 2019. Capitalized loan fees related to the revolving line of credit are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
On June 28, 2019, we issued $100,000 of 10-year 4.82% senior unsecured notes due 2029 in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on April 5, 2019.

(c)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of June 30, 2019.

(d)
We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.

(e)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of June 30, 2019.

(f)
Subsequent to June 30, 2019, we entered into a term loan agreement with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The term loans bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% for the Term Loan Due 2024 and 1.50% to 2.20% for the Term Loan Due 2026. In accordance with the term loan agreement, we may elect to convert to an investment grade pricing grid. In addition, we entered into agreements to swap $120,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.68% through July 2024 and $150,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.77% through July 2026, each with an effective date of August 15, 2019.

Mortgages Payable
During the six months ended June 30, 2019, we made scheduled principal payments of $1,530 related to amortizing loans.
Unsecured Notes Payable
Notes Due 2029
On June 28, 2019, we issued $100,000 of 10-year 4.82% senior unsecured notes due 2029 (Notes Due 2029) in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on April 5, 2019. The proceeds were used to repay borrowings on our unsecured revolving line of credit.
The note purchase agreement governing the Notes Due 2029 contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of such note purchase agreement, we are subject to various financial covenants, which include the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) a minimum interest coverage ratio; (iii) a minimum unencumbered interest coverage ratio (as set forth in our unsecured credit facility and the note purchase agreements governing the Notes Due 2021 and 2024 and the Notes Due 2026 and 2028 defined below); and (iv) a minimum fixed charge coverage ratio (as set forth in our unsecured credit facility).
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, we may elect to convert to an investment grade pricing grid. As of June 30, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
As of June 30, 2019, we had letters of credit outstanding totaling $433 that serve as collateral for certain capital improvements at two of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of June 30, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of June 30, 2019 for the remainder of 2019, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of June 30, 2019. The table does not reflect the impact of any debt activity that occurred after June 30, 2019, such as the closing of the Term Loan Due 2024 and the Term Loan Due 2026.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,560	$3,228	$22,080	$113,946	$31,758	$31,348	$203,920	$210,852
Fixed rate term loans (b)	—	—	250,000	—	200,000	—	450,000	450,000
Unsecured notes payable (c)	—	—	100,000	—	—	700,000	800,000	808,275
Total fixed rate debt	1,560	3,228	372,080	113,946	231,758	731,348	1,453,920	1,469,127

Variable rate debt:
Variable rate revolving line of credit	—	—	—	193,000	—	—	193,000	192,731
Total debt (d)	$1,560	$3,228	$372,080	$306,946	$231,758	$731,348	$1,646,920	$1,661,858

Weighted average interest rate on debt:
Fixed rate debt	4.48%	4.48%	3.56%	4.90%	4.06%	4.29%	4.11%
Variable rate debt (e)	—	—	—	3.45%	—	—	3.45%
Total	4.48%	4.48%	3.56%	3.99%	4.06%	4.29%	4.04%

(a)	Excludes mortgage premium of $650 and discount of $(515), net of accumulated amortization, as of June 30, 2019.

(b)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021. As of June 30, 2019, the applicable credit spread was 1.20%. In addition, $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023. As of June 30, 2019, the applicable credit spread was 1.20%.

(c)	Excludes discount of $(675), net of accumulated amortization, as of June 30, 2019.

(d)
The weighted average years to maturity of consolidated indebtedness was 4.7 years as of June 30, 2019. Total debt excludes capitalized loan fees of $(5,995), net of accumulated amortization, as of June 30, 2019, which are included as a reduction to the respective debt balances.

(e)	Represents interest rate as of June 30, 2019.
Our unsecured debt agreements, consisting of (i) the Unsecured Credit Agreement, (ii) the Term Loan Agreement, (iii) the note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024), (iv) the indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (v) the note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), and (vi) the note purchase agreement governing the Notes Due 2029, contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) minimum debt service coverage ratio; (vi) minimum unencumbered assets to unsecured debt ratio; and (vii) minimum consolidated net worth. As of June 30, 2019, management believes we were in compliance with the financial covenants and default provisions under the unsecured debt agreements.
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
We have an existing common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $500,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the six months ended June 30, 2019. As of June 30, 2019, $189,105 remained available for repurchases under the common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, can be met with cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
As of June 30, 2019, we had active redevelopment and expansion projects at Circle East, the multi-family rental units at Plaza del Lago and One Loudoun Downtown – Pads G & H. We have invested a total of approximately $21,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partner at One Loudoun Downtown. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $139,000 to $151,000 of additional funds from us to complete these projects. In addition, we expect to begin active redevelopment activities on the first phase of Carillon as well as pad development and expansions at

Downtown Crown and Main Street Promenade during 2019, which we anticipate will require approximately $232,000 to $260,000 of our funds to complete these projects.
We capitalized internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements of $650 and $1,325 during the three and six months ended June 30, 2019, respectively, and $366 and $757 during the three and six months ended June 30, 2018, respectively. We also capitalized internal leasing incentives of $82 and $136 during the three and six months ended June 30, 2019, respectively, and $133 and $170 during the three and six months ended June 30, 2018, respectively, all of which were incremental to signed leases.
In addition, we capitalized $659 and $1,233 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2019, including, among other costs, $335 and $700 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $226 and $370 of interest, respectively. We capitalized $519 and $964 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2018, including, among other costs, $223 and $413 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $77 and $250 of interest, respectively.
Dispositions
The following table highlights our property dispositions during 2018 and the six months ended June 30, 2019:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2019 Dispositions (through June 30, 2019)	2	236,100	$44,750	$39,594	$—
2018 Dispositions	10	1,831,200	$201,400	$184,109	$10,750

(a)	2018 dispositions include the disposition of Crown Theater, which was classified as held for sale as of December 31, 2017.

(b)	Represents total consideration net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable.
In addition to the transactions presented in the preceding table, during the six months ended June 30, 2019, we received net proceeds of $2,292 in connection with the second phase of the sale of a land parcel, which included rights to develop 10 residential units, at One Loudoun Downtown. During the year ended December 31, 2018, we also received (i) net proceeds of $11,820 in connection with the sale of air rights at Circle East, (ii) net proceeds of $1,789 in connection with the sale of the first phase of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown and (iii) proceeds of $169 from a condemnation award.
Acquisitions
The following table highlights our asset acquisitions during 2018 and the six months ended June 30, 2019:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2019 Acquisitions (through June 30, 2019) (a)	2	70,500	$26,683	$—
2018 Acquisition (b)	1	—	$25,000	$—

(a)
2019 acquisitions include the purchase of a parcel adjacent to our Paradise Valley Marketplace multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

(b)
2018 acquisition is a 58-acre land parcel, of which 32 acres are developable, located adjacent to our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

Summary of Cash Flows

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$99,186	$88,703	$10,483
Net cash (used in) provided by investing activities	(32,408)	147,231	(179,639)
Net cash used in financing activities	(53,052)	(283,248)	230,196
Increase (decrease) in cash, cash equivalents and restricted cash	13,726	(47,314)	61,040
Cash, cash equivalents and restricted cash, at beginning of period	19,601	86,335
Cash, cash equivalents and restricted cash, at end of period	$33,327	$39,021

Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: depreciation and amortization and gain on sales of investment properties. Net cash provided by operating activities during the six months ended June 30, 2019 increased $10,483 primarily due to the following:

•
a $2,889 increase in NOI, consisting of an increase in Same Store NOI of $4,465, partially offset by a decrease in NOI from properties that were sold or held for sale in 2018 and 2019 and other properties not included in our same store portfolio of $1,576; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $1,468 increase in cash paid for leasing fees and inducements; and

•	a $514 increase in cash bonuses paid.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress. Net cash flows from investing activities during the six months ended June 30, 2019 decreased $179,639 due to the following:

•	a $145,239 decrease in proceeds from the sales of investment properties;

•	a $26,576 increase in cash paid to purchase investment properties;

•	a $6,973 increase in capital expenditures and tenant improvements; and

•	an $851 increase in investment in developments in progress.
In 2019, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through cash flows generated from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows used in financing activities primarily consist of repayments of our unsecured revolving line of credit and unsecured term loans, distribution payments, principal payments on mortgages payable, debt prepayment costs and payment of loan fees and deposits, partially offset by proceeds from our unsecured revolving line of credit and the issuance of debt instruments. Net cash flows used in financing activities during the six months ended June 30, 2019 decreased $230,196 primarily due to the following:

•
a $100,000 increase in proceeds from the issuance of unsecured notes payable to institutional investors in a private placement transaction during the six months ended June 30, 2019. No such proceeds were received in 2018;

•
a $100,000 decrease in repayments of unsecured term loans resulting from the repayment of our unsecured term loan due 2018 during the six months ended June 30, 2018. No such repayments were made in 2019;

•	an $11,288 decrease in principal payments on mortgages payable;

•
a $10,000 change in the activity on our unsecured revolving line of credit from net repayments of $90,000 during the six months ended June 30, 2018 compared to net repayments of $80,000 during the six months ended June 30, 2019;

•	a $4,639 decrease in the payment of loan fees and deposits; and

•	a $1,900 decrease in distributions paid as a result of a decrease in common shares outstanding due to the repurchase of common shares through our common stock repurchase program in 2018.

We plan to continue to address our debt maturities through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the six months ended June 30, 2019, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies and Estimates
Our 2018 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets, development and redevelopment projects, and revenue recognition. For the six months ended June 30, 2019, there were no significant changes to these policies except for the policies related to the accounting for leases as a result of the adoption of ASU 2016-02, Leases, as of January 1, 2019 as described in Note 2 – Summary of Significant Accounting Policies and Note 6 – Leases in the accompanying condensed consolidated financial statements.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to June 30, 2019, we:

•
entered into a term loan agreement with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The term loans bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% for the Term Loan Due 2024 and 1.50% to 2.20% for the Term Loan Due 2026. In accordance with the term loan agreement, we may elect to convert to an investment grade pricing grid. The proceeds were used to repay outstanding indebtedness and for general corporate purposes;

•
entered into agreements to swap $120,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.68% through July 2024 and $150,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.77% through July 2026, each with an effective date of August 15, 2019;

•	closed on the final phase of the sale of a land parcel, which included rights to develop 12 residential units, at One Loudoun Downtown, for a sales price of $2,783; and

•
declared the cash dividend for the third quarter of 2019 of $0.165625 per share on our outstanding Class A common stock, which will be paid on October 10, 2019 to Class A common shareholders of record at the close of business on September 26, 2019.

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
As of June 30, 2019, we had $450,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of June 30, 2019 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Liability
Fixed rate portion of Unsecured Credit Facility	$250,000	January 5, 2021	$1,031
Term Loan Due 2023	200,000	November 22, 2023	10,312
	$450,000		$11,343
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of June 30, 2019 for the remainder of 2019, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 7 in the accompanying condensed consolidated financial statements and Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities” contained herein.
A decrease of 1% in market interest rates would result in a hypothetical increase in the net liability associated with our derivatives of approximately $12,583.
The combined carrying amount of our mortgages payable, unsecured notes payable, Term Loan Due 2023 and Unsecured Credit Facility is approximately $21,473 lower than the fair value as of June 30, 2019.
We had $193,000 of variable rate debt, excluding $450,000 of variable rate debt that has been swapped to fixed rate debt, with an interest rate of 3.45% based upon LIBOR as of June 30, 2019. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of June 30, 2019, interest expense would increase by approximately $1,930 on an annualized basis.
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
In the event that LIBOR is discontinued, the interest rate for our debt, including our unsecured credit facility term loan due 2021, unsecured credit facility revolving line of credit and our Term Loan Due 2023, and interest rate swap agreements that are indexed to LIBOR will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.

ITEM 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.
Based on management’s evaluation as of June 30, 2019, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended June 30, 2019 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
From time to time, employees surrender shares of Class A common stock to the Company to satisfy their tax withholding obligations in connection with the vesting of common stock and restricted shares. There were no shares of Class A common stock surrendered or repurchased during the three months ended June 30, 2019.
As of June 30, 2019, $189,105 remained available for repurchases under our $500,000 common stock repurchase program, which has no scheduled expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On July 29, 2019, following an ordinary course review of our existing executive compensation arrangements and in connection with the upcoming expiration of the current terms of our existing retention agreements with Steven P. Grimes and Shane C. Garrison, we entered into retention agreements with each of Messrs. Grimes and Garrison which, other than extending the term of such agreements, are substantially similar to their prior retention agreements with us. The retention agreements for Messrs. Grimes and Garrison replaced their prior retention agreements with us.
The retention agreements are effective July 29, 2019 with initial terms extending until October 31, 2022 and automatic two-year renewals thereafter unless written notice of termination is provided by either party. The term will also be automatically extended if a change in control, as defined in the agreement, occurs before the end of the then current term.
Provided the executive enters into a general release of claims for our benefit, the retention agreements provide for the following payments and benefits in connection with the termination of each executive’s employment by us without cause or termination by him for good reason: (1) cash payment equal to an agreed upon multiple (as described below) times the sum of (i) such executive’s annual base salary and (ii) an amount equal to the greater of (A) the dollar amount of such executive’s target annual cash bonus opportunity, or (B) the actual annual cash bonus earned for the most recent completed year for which an annual cash bonus had been determined; (2) cash payment of (i) any unpaid annual cash bonus earned for the prior year and (ii) a pro-rata annual cash bonus for the year in which the termination occurs; (3) acceleration of vesting of unvested equity awards that are only subject to time-based vesting conditions; (4) retention of outstanding equity awards that remain subject to performance-based vesting conditions, with the earning of such awards to be based on achievement of the original performance-based vesting conditions in the same manner as if such termination had not occurred; provided that the portion of each such equity awards that is earned will be prorated based on the portion of the performance period that elapsed through the date of termination unless such termination occurred in connection with a change in control; and (5) healthcare continuation premiums for specified periods. The multiples to be used to determine the cash payment described above are two times for Mr. Grimes and one and a half times for Mr. Garrison if the termination does not occur in connection with or within two years after a change in control. If the termination occurs in connection with or within two years after a change in control, the multiples will be three times for Mr. Grimes and two times for Mr. Garrison.
Each retention agreement also provides that upon a change in control, the achievement of the performance-based vesting conditions of any outstanding equity awards that remain subject to such vesting conditions will be measured based on performance through the day prior to the date of the change in control using performance metrics that have been prorated, to the extent applicable, to reflect the shortened performance period. Vesting conditions for these awards that are based on continued employment will continue to apply unless accelerated due to a termination of employment or otherwise. Furthermore, each retention agreement also provides that upon a termination as a result of death or disability, the executive’s outstanding unvested equity awards will generally be treated in the same manner as they would in the event of a termination by us without cause or termination by such executive for good reason.
The foregoing summary is qualified in its entirety by reference to the copies of the retention agreements, which are filed with this report as Exhibits 10.1 and 10.2 and are incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Retention Agreement dated July 29, 2019 by and between the Registrant and Steven P. Grimes (filed herewith).
10.2	Retention Agreement dated July 29, 2019 by and between the Registrant and Shane C. Garrison (filed herewith).
10.3
Note Purchase Agreement dated as of April 5, 2019 among the Registrant as Issuer and Certain Institutions as Purchasers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2019).

10.4
Term Loan Agreement, dated as of July 17, 2019, by and among the Registrant, as borrower, and KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as book runner, KeyBanc Capital Markets Inc., Branch Banking and Trust Company, PNC Capital Markets LLC, TD Bank and Wells Fargo Bank, National Association, as joint lead arrangers, Branch Banking and Trust Company, PNC Bank, National Association, TD Bank and Wells Fargo Bank, National Association, as co-syndication agents, and the initial lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2019).

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

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	July 31, 2019

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	July 31, 2019