Form 10-Q
period 2019-09-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2019-10-30
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(Address of principal executive offices and zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of October 25, 2019:
Class A common stock:    213,654,824 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	September 30, 2019	December 31, 2018
Assets
Investment properties:
Land	$1,022,151	$1,036,901
Building and other improvements	3,527,330	3,607,484
Developments in progress	100,079	48,369
	4,649,560	4,692,754
Less accumulated depreciation	(1,346,831)	(1,313,602)
Net investment properties (includes $8,312 and $0 from consolidated variable interest entities, respectively)	3,302,729	3,379,152
Cash and cash equivalents	17,076	14,722
Accounts and notes receivable, net	76,619	78,398
Acquired lease intangible assets, net	84,639	97,090
Right-of-use lease assets	50,405	—
Other assets, net (includes $287 and $1,264 from consolidated variable interest entities, respectively)	69,072	78,108
Total assets	$3,600,540	$3,647,470

Liabilities and Equity
Liabilities:
Mortgages payable, net	$94,757	$205,320
Unsecured notes payable, net	796,074	696,362
Unsecured term loans, net	716,254	447,367
Unsecured revolving line of credit	24,000	273,000
Accounts payable and accrued expenses	70,457	82,942
Distributions payable	35,387	35,387
Acquired lease intangible liabilities, net	65,415	86,543
Lease liabilities	90,942	—
Other liabilities (includes $2,926 and $428 from consolidated variable interest entities, respectively)	60,496	73,540
Total liabilities	1,953,782	1,900,461

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 213,655 and 213,176 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	214	213
Additional paid-in capital	4,509,337	4,504,702
Accumulated distributions in excess of earnings	(2,846,718)	(2,756,802)
Accumulated other comprehensive loss	(18,495)	(1,522)
Total shareholders’ equity	1,644,338	1,746,591
Noncontrolling interests	2,420	418
Total equity	1,646,758	1,747,009
Total liabilities and equity	$3,600,540	$3,647,470

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Lease income	$119,717	$119,137	$360,869	$363,143

Expenses:
Operating expenses	16,088	17,596	50,903	57,235
Real estate taxes	18,583	18,037	55,520	56,206
Depreciation and amortization	67,460	43,169	153,609	132,107
Provision for impairment of investment properties	11,177	—	11,177	1,316
General and administrative expenses	10,334	9,160	30,186	31,929
Total expenses	123,642	87,962	301,395	278,793

Other (expense) income:
Interest expense	(25,084)	(21,336)	(59,877)	(56,918)
Gain on sales of investment properties	1,969	2,692	18,872	37,211
Other (expense) income, net	(1,113)	303	(2,244)	853
Net (loss) income	(28,153)	12,834	16,225	65,496
Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common shareholders	$(28,153)	$12,834	$16,225	$65,496

(Loss) earnings per common share – basic and diluted:
Net (loss) income per common share attributable to common shareholders	$(0.13)	$0.06	$0.07	$0.30

Net (loss) income	$(28,153)	$12,834	$16,225	$65,496
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 8)	(7,152)	863	(16,973)	4,476
Comprehensive (loss) income attributable to the Company	$(35,305)	$13,697	$(748)	$69,972

Weighted average number of common shares outstanding – basic	212,995	218,808	212,932	218,879

Weighted average number of common shares outstanding – diluted	212,995	219,021	213,056	219,277

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Three Months Ended	Shares	Amount
Balance as of July 1, 2018	219,550	$219	$4,576,752	$(2,710,081)	$4,699	$1,871,589	$—	$1,871,589
Net income	—	—	—	12,834	—	12,834	—	12,834
Other comprehensive income	—	—	—	—	863	863	—	863
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(36,312)	—	(36,312)	—	(36,312)
Shares repurchased through common stock repurchase program	(1,698)	(1)	(31,193)	—	—	(31,194)	—	(31,194)
Stock-based compensation expense	—	—	1,599	—	—	1,599	—	1,599
Balance as of September 30, 2018	217,852	$218	$4,547,158	$(2,733,559)	$5,562	$1,819,379	$—	$1,819,379
Three Months Ended
Balance as of July 1, 2019	213,662	$214	$4,507,488	$(2,783,183)	$(11,343)	$1,713,176	$1,445	$1,714,621
Net loss	—	—	—	(28,153)	—	(28,153)	—	(28,153)
Other comprehensive loss	—	—	—	—	(7,152)	(7,152)	—	(7,152)
Contributions from noncontrolling interests	—	—	—	—	—	—	975	975
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,382)	—	(35,382)	—	(35,382)
Stock-based compensation expense, net of forfeitures	(7)	—	1,849	—	—	1,849	—	1,849
Balance as of September 30, 2019	213,655	$214	$4,509,337	$(2,846,718)	$(18,495)	$1,644,338	$2,420	$1,646,758

Nine Months Ended
Balance as of January 1, 2018	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700	$—	$1,885,700
Cumulative effect of accounting change	—	—	—	(12)	12	—	—	—
Net income	—	—	—	65,496	—	65,496	—	65,496
Other comprehensive income	—	—	—	—	4,476	4,476	—	4,476
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	(109,022)	—	(109,022)	—	(109,022)
Issuance of common stock	59	—	—	—	—	—	—	—
Shares repurchased through common stock repurchase program	(1,698)	(1)	(31,193)	—	—	(31,194)	—	(31,194)
Issuance of restricted shares	382	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	(12)	—	5,328	—	—	5,328	—	5,328
Shares withheld for employee taxes	(116)	—	(1,405)	—	—	(1,405)	—	(1,405)
Balance as of September 30, 2018	217,852	$218	$4,547,158	$(2,733,559)	$5,562	$1,819,379	$—	$1,819,379
Nine Months Ended
Balance as of January 1, 2019	213,176	$213	$4,504,702	$(2,756,802)	$(1,522)	$1,746,591	$418	$1,747,009
Net income	—	—	—	16,225	—	16,225	—	16,225
Other comprehensive loss	—	—	—	—	(16,973)	(16,973)	—	(16,973)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,002	2,002
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	(106,141)	—	(106,141)	—	(106,141)
Issuance of common stock	111	—	—	—	—	—	—	—
Issuance of restricted shares	469	1	—	—	—	1	—	1
Stock-based compensation expense, net of forfeitures	(16)	—	5,672	—	—	5,672	—	5,672
Shares withheld for employee taxes	(85)	—	(1,037)	—	—	(1,037)	—	(1,037)
Balance as of September 30, 2019	213,655	$214	$4,509,337	$(2,846,718)	$(18,495)	$1,644,338	$2,420	$1,646,758
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$16,225	$65,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,609	132,107
Provision for impairment of investment properties	11,177	1,316
Gain on sales of investment properties	(18,872)	(37,211)
Amortization of loan fees and debt premium and discount, net	1,913	2,636
Amortization of stock-based compensation	5,672	5,328
Debt prepayment fees	8,151	5,791
Payment of leasing fees and inducements	(6,880)	(6,064)
Changes in accounts receivable, net	1,860	(4,384)
Changes in right-of-use lease assets	1,438	—
Changes in accounts payable and accrued expenses, net	(4,222)	(8,344)
Changes in lease liabilities	(496)	—
Changes in other operating assets and liabilities, net	6,156	(28)
Other, net	(5,043)	(4,935)
Net cash provided by operating activities	170,688	151,708

Cash flows from investing activities:
Purchase of investment properties	(29,891)	—
Capital expenditures and tenant improvements	(59,971)	(51,259)
Proceeds from sales of investment properties	44,656	190,321
Investment in developments in progress	(17,817)	(9,337)
Net cash (used in) provided by investing activities	(63,023)	129,725

Cash flows from financing activities:
Principal payments on mortgages payable	(109,917)	(81,036)
Proceeds from unsecured notes payable	100,000	—
Proceeds from unsecured term loans	270,000	—
Repayments of unsecured term loans	—	(100,000)
Proceeds from unsecured revolving line of credit	208,000	315,000
Repayments of unsecured revolving line of credit	(457,000)	(322,000)
Payment of loan fees and deposits	(2,519)	(5,398)
Debt prepayment fees	(8,151)	(5,791)
Distributions paid	(106,141)	(109,021)
Shares repurchased through common stock repurchase program	—	(20,681)
Other, net	965	(1,405)
Net cash used in financing activities	(104,763)	(330,332)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,902	(48,899)
Cash, cash equivalents and restricted cash, at beginning of period	19,601	86,335
Cash, cash equivalents and restricted cash, at end of period	$22,503	$37,436
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$56,950	$54,554
Cash paid for amounts included in the measurement of operating lease liabilities	$4,523	$—
Distributions payable	$35,387	$36,312
Accrued shares repurchased through common stock repurchase program	$—	$10,513
Accrued capital expenditures and tenant improvements	$6,048	$10,631
Accrued leasing fees and inducements	$1,184	$1,305
Accrued redevelopment costs	$565	$511
Amounts reclassified to developments in progress	$34,746	$—
Developments in progress placed in service	$1,377	$9,389
Lease liabilities arising from obtaining right-of-use lease assets	$103,519	$—
Straight-line ground rent liabilities reclassified to right-of-use lease asset	$31,030	$—
Straight-line office rent liability reclassified to right-of-use lease asset	$507	$—
Acquired ground lease intangible liability reclassified to right-of-use lease asset	$11,898	$—

Purchase of investment properties (after credits at closing):
Net investment properties	$(28,486)	$—
Accounts receivable, acquired lease intangibles and other assets	(1,792)	—
Accounts payable, acquired lease intangibles and other liabilities	387	—
Purchase of investment properties (after credits at closing)	$(29,891)	$—

Proceeds from sales of investment properties:
Net investment properties	$30,119	$148,952
Right-of-use lease assets	8,242	—
Accounts receivable, acquired lease intangibles and other assets	1,591	10,999
Lease liabilities	(11,326)	—
Accounts payable, acquired lease intangibles and other liabilities	(2,842)	(6,841)
Gain on sales of investment properties	18,872	37,211
Proceeds from sales of investment properties	$44,656	$190,321

Reconciliation of cash, cash equivalents and restricted cash reported on the Company’s condensed consolidated balance sheets to such amounts shown in the Company’s condensed consolidated statements of cash flows:

Cash and cash equivalents, at beginning of period	$14,722	$25,185
Restricted cash, at beginning of period (included within “Other assets, net”)	4,879	61,150
Total cash, cash equivalents and restricted cash, at beginning of period	$19,601	$86,335

Cash and cash equivalents, at end of period	$17,076	$29,702
Restricted cash, at end of period (included within “Other assets, net”)	5,427	7,734
Total cash, cash equivalents and restricted cash, at end of period	$22,503	$37,436

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
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of September 30, 2019, the Company owned 104 retail operating properties in the United States.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s property ownership as of September 30, 2019 is summarized below:

Property Count
Retail operating properties	104
Development/redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (a)	—
Carillon	1
Total number of properties	106

(a)	The operating portion of this property is included within the property count for retail operating properties.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2018 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2019.
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
The Company adopted this new guidance on January 1, 2019, applied the requirements as of that date, made an accounting policy election to not separate non-lease components from lease components for all classes of assets, elected the Package of Three Practical Expedients as well as the practical expedient related to not reassessing whether land easements contain a lease. The Company did not elect the practical expedient related to hindsight for determining the lease term or assessing impairment of ROU assets. There was no retained earnings adjustment as a result of the adoption. The guidance regarding capitalization of leasing costs did not have any effect on the Company’s condensed consolidated financial statements.
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
For leases where the Company is the lessor, as noted above, the Company made an accounting policy election to not separate non-lease components from lease components for all classes of assets and has presented all lease-related revenues in a single line item, “Lease income,” rather than the previous presentation which separated revenues between “Rental income,” “Tenant recovery income” and “Other property income” in the condensed consolidated statements of operations and other comprehensive (loss) income for the current and comparative period. This resulted in the reclassification of (i) $90,975 and $278,076 of revenue previously presented as “Rental income,” (ii) $26,817 and $80,090 of revenue previously presented as “Tenant recovery income” and (iii)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$1,345 and $4,977 of revenue previously presented as “Other property income” for the three and nine months ended September 30, 2018, respectively, into “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. In addition, the Company began recording changes in collectibility of operating lease receivables as an adjustment to “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. For the three and nine months ended September 30, 2018, changes in collectibility of operating lease receivables are presented within “Operating expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.
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
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019, and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. Generally, the pronouncement requires a modified retrospective method of adoption. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance is effective January 1, 2020, with early adoption permitted, and provides new, and in some cases eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities will now be required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities will no longer be required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, the Company removed the discussion of its valuation processes for Level 3 fair value measurements. No other disclosures were removed as the Company did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The Company expects to adopt the new disclosures on a prospective basis as of January 1, 2020.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
Acquisitions
The Company closed on the following acquisitions during the nine months ended September 30, 2019:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
March 7, 2019	North Benson Center	Seattle	Multi-tenant retail	70,500	$25,340
June 10, 2019	Paradise Valley Marketplace – Parcel	Phoenix	Land (a)	—	1,343
August 13, 2019	Southlake Town Square – Parcel	Dallas	Single-user parcel (b)	3,100	3,293
				73,600	$29,976	(c)

(a)
The Company acquired a parcel adjacent to its Paradise Valley Marketplace multi-tenant retail operating property. The total number of properties in the Company’s portfolio was not affected by this transaction.

(b)
The Company acquired a single-user parcel at its Southlake Town Square multi-tenant retail operating property. The total number of properties in the Company’s portfolio was not affected by this transaction.

(c)	Acquisition price does not include capitalized closing costs and adjustments totaling $316.
The Company did not acquire any properties during the nine months ended September 30, 2018.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

Nine Months Ended September 30, 2019
Land	$14,819
Building and other improvements, net	13,667
Acquired lease intangible assets (a)	2,040
Acquired lease intangible liabilities (b)	(234)
Net assets acquired	$30,292

(a)	The weighted average amortization period for acquired lease intangible assets is six years.

(b)	The weighted average amortization period for acquired lease intangible liabilities is five years.
The above acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2019 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing.
Developments in Progress
The Company’s developments in progress are as follows:

Property Name	MSA	September 30, 2019	December 31, 2018
Active developments/redevelopments:
Circle East (a)	Baltimore	$31,334	$22,383
Plaza del Lago (b)	Chicago	—	536
One Loudoun Downtown (c)	Washington, D.C.	18,852	—
Carillon (d)	Washington, D.C.	24,443	—
		74,629	22,919
Land held for future development:
One Loudoun Uptown (e)	Washington, D.C.	25,450	25,450
Total developments in progress		$100,079	$48,369

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)
During the year ended December 31, 2018, the Company received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at Circle East, which is shown net in the “Developments in progress” balance as of September 30, 2019 and December 31, 2018 in the accompanying condensed consolidated balance sheets.

(b)
During the three months ended September 30, 2019, the Company placed the Plaza del Lago multi-family rental redevelopment project in service and reclassified the related costs from “Developments in progress” into “Building and other improvements” in the accompanying condensed consolidated balance sheets.

(c)
During the three months ended June 30, 2019, the Company commenced the active development of Pads G & H at One Loudoun Downtown, at which time all predevelopment costs related to the development as well as the Company’s historical basis in the pads were reclassified from “Other assets, net” and “Investment properties,” respectively, to “Developments in progress” in the accompanying condensed consolidated balance sheets.

(d)
During the three months ended September 30, 2019, the Company commenced the active redevelopment at Carillon, at which time the Company (i) recorded $26,330 of accelerated depreciation related to the write-off of assets taken out of service due to the demolition of existing structures in connection with the redevelopment and (ii) reclassified all predevelopment costs related to the redevelopment as well as the Company’s historical basis in the phases to be developed from “Other assets, net” and “Investment properties,” respectively, to “Developments in progress” in the accompanying condensed consolidated balance sheets.

(e)	During the three months ended December 31, 2018, the Company acquired One Loudoun Uptown, a 58-acre land parcel, of which 32 acres are developable.
The Company capitalized $1,204 and $2,437 of indirect project costs related to redevelopment projects during the three and nine months ended September 30, 2019, including, among other costs, $366 and $1,066 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $570 and $940 of interest, respectively. The Company capitalized $499 and $1,463 of indirect project costs related to redevelopment projects during the three and nine months ended September 30, 2018, including, among other costs, $276 and $689 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $98 and $348 of interest, respectively.
Variable Interest Entities
During the nine months ended September 30, 2019, the Company entered into a joint venture related to the development, ownership and operation of the medical office building portion of the redevelopment project at Carillon, of which the Company owns 95% of the joint venture. During the year ended December 31, 2018, the Company entered into two joint ventures related to the development, ownership and operation of the (i) multi-family rental portion of the expansion project at One Loudoun Downtown – Pads G & H and (ii) multi-family rental redevelopment project at Carillon, of which joint ventures the Company owns 90% and 95%, respectively.
The joint ventures are considered VIEs primarily because the Company’s joint venture partners do not have substantive kick-out rights or substantive participating rights. The Company is considered the primary beneficiary as it has a controlling financial interest in each joint venture. As such, the Company has consolidated these joint ventures and presented the joint venture partners’ interests as noncontrolling interests.
As of September 30, 2019 and December 31, 2018, the Company had recorded the following related to the consolidated joint ventures:

	September 30, 2019				December 31, 2018
	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total
Net investment properties	$5,175	$2,736	$401	$8,312	$—	$—	$—	$—
Other assets, net	$287	$—	$—	$287	$579	$685	$—	$1,264
Other liabilities	$2,263	$568	$95	$2,926	$165	$263	$—	$428
Noncontrolling interests	$1,183	$1,084	$153	$2,420	$207	$211	$—	$418

Development costs are funded by the partners, including the Company, and/or construction loan financing throughout the construction period. Under terms defined in the joint venture agreements, after construction completion and stabilization of the respective development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the respective joint venture at fair value. The Company has not provided financial support to these VIEs in excess of any amounts that it is contractually required to provide. There was

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

no income from the joint venture projects during the nine months ended September 30, 2019 and 2018 and, as such, no income was attributed to the noncontrolling interests.
(4) DISPOSITIONS
The Company closed on the following dispositions during the nine months ended September 30, 2019:

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

During the nine months ended September 30, 2019, the Company also received net proceeds of $5,062 and recognized a gain of $3,542 in connection with the sale of the second and third phases of a land parcel, which included rights to develop 22 residential units, at One Loudoun Downtown. The aggregate proceeds from the property dispositions and other transactions during the nine months ended September 30, 2019 totaled $44,656, with aggregate gains of $18,872.
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
None of the dispositions completed during the nine months ended September 30, 2019 and 2018 qualified for discontinued operations treatment and none are considered individually significant.
As of September 30, 2019 and December 31, 2018, no properties qualified for held for sale accounting treatment.

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
The following table summarizes the Company’s unvested restricted shares as of and for the nine months ended September 30, 2019:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2019	440	$13.40
Shares granted (a)	469	$12.22
Shares vested	(233)	$13.31
Shares forfeited	(16)	$12.77
Balance as of September 30, 2019 (b)	660	$12.61

(a)	Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.

(b)	As of September 30, 2019, total unrecognized compensation expense related to unvested restricted shares was $3,125, which is expected to be amortized over a weighted average term of 1.2 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the nine months ended September 30, 2019:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2019	649	$14.54
RSUs granted (a)	382	$10.98
Conversion of RSUs to common stock and restricted shares (b)	(192)	$13.74
RSUs eligible for future conversion as of September 30, 2019 (c)	839	$13.10

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

(c)	As of September 30, 2019, total unrecognized compensation expense related to unvested RSUs was $5,670, which is expected to be amortized over a weighted average term of 2.1 years.
During the three months ended September 30, 2019 and 2018, the Company recorded compensation expense of $1,849 and $1,599, respectively, related to the amortization of unvested restricted shares and RSUs. During the nine months ended September 30, 2019 and 2018, the Company recorded compensation expense of $5,672 and $5,328, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the nine months ended September 30, 2018 is compensation expense of $330 related to the accelerated vesting of 23 restricted shares and remaining amortization related to the 29 RSUs that remained eligible for future conversion in conjunction with the departure of the Company’s former Executive Vice President, General Counsel and Secretary. The total fair value of restricted shares that vested during the nine months ended September 30, 2019 was $2,778. In addition, the total fair value of RSUs that converted into common stock during the nine months ended September 30, 2019 was $1,052.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of September 30, 2019, options to purchase 22 shares of common stock remained outstanding and exercisable. The Company did not grant any options in 2019 or 2018 and did not record any compensation expense related to stock options during the nine months ended September 30, 2019 and 2018.
(6) LEASES
Leases as Lessor
The majority of revenues from the Company’s properties consist of rents received under long-term operating leases, predominantly consisting of base rent. Also, certain leases provide for percentage rent based primarily on tenant sales volume.
Also, most leases provide for reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord, including, among others, real estate taxes, insurance, utilities, common area maintenance and management fees, subject to the terms of the respective lease. Certain other tenants are subject to net leases where the tenant is responsible for paying base rent to the Company but is directly responsible for other costs associated with occupancy, such as real estate taxes. Expenses paid directly by the tenant rather than the landlord are not included in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Expenses paid by the landlord, subject to reimbursement by the tenant, are included within “Operating expenses” or “Real estate taxes” and reimbursements are included within “Lease income” along with the associated base rent in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.
The Company made an accounting policy election to not separate non-lease components (primarily reimbursement of common area maintenance costs) from the related lease components and has applied the guidance of ASC 842, Leases, to the combined component as (i) the fixed non-lease components have the same timing and pattern of transfer as the associated lease component, (ii) the lease component, if accounted for separately, would be classified as an operating lease and (iii) the Company considers the lease component to be the predominant component of the combined contract.
In addition, the Company records lease termination fee income when (i) a termination letter agreement is signed, (ii) all of the conditions of such agreement have been fulfilled, (iii) the tenant is no longer occupying the property and (iv) collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded lease termination fee income of $331 and $1,751 for the three and nine months ended September 30, 2019, respectively, and $196 and $1,423 for the three and nine months ended September 30, 2018, respectively, which is included within “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company in accordance with the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included within “Operating expenses” and sales tax reimbursements included within “Lease income” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Such taxes remitted to governmental authorities, which are generally reimbursed by tenants, were $155 and $454 for the three and nine months ended September 30, 2019, respectively, and $122 and $398 for the three and nine months ended September 30, 2018, respectively.
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease income related to fixed lease payments	$90,335	$89,708	$270,520	$271,873
Lease income related to variable lease payments	28,824	29,148	87,838	88,268
Other (a)	558	281	2,511	3,002
Lease income	$119,717	$119,137	$360,869	$363,143

(a)
For the three and nine months ended September 30, 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements. For the three and nine months ended September 30, 2018, “Other” is comprised of amortization of above and below market lease intangibles and lease inducements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2019, undiscounted lease payments to be received under operating leases, excluding additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, for the remainder of 2019, the next five years and thereafter are as follows:

Lease Payments
2019	$90,896
2020	350,666
2021	312,795
2022	264,906
2023	216,923
2024	162,135
Thereafter	504,545
Total	$1,902,866

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

The remaining lease terms range from less than one year to approximately 64 years as of September 30, 2019 and December 31, 2018.
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
The Company capitalized internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements of $679 and $2,004 during the three and nine months ended September 30, 2019, respectively, and $514 and $1,271 during the three and nine months ended September 30, 2018, respectively. The Company also capitalized internal leasing incentives of $111 and $247 during the three and nine months ended September 30, 2019, respectively, and $71 and $241 during the three and nine months ended September 30, 2018, respectively, all of which were incremental to signed leases.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

straight-line ground rent liabilities of $31,030 and acquired ground lease intangible liability of $11,898 were reclassified as of January 1, 2019 to be presented net of the ROU assets.
The following table summarizes total lease costs recognized during the period, including variable lease payments which were not significant, and non-cash rent expense. Lease costs recognized during the three and nine months ended September 30, 2019 are presented under the new lease accounting standard and lease costs recognized during the three and nine months ended September 30, 2018 are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ground lease rent expense (a)	$1,563	$1,893	$4,831	$5,745
Office rent expense (b)	$278	$281	$849	$855

(a)
Included within “Operating expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Includes non-cash ground rent expense of $333 and $1,023 for the three and nine months ended September 30, 2019, respectively, and $580 and $1,825 for the three and nine months ended September 30, 2018, respectively.

(b)
Office rent related to property management operations is included within “Operating expenses” and office rent related to corporate office operations is included within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. The Company has elected to not record a lease liability/ROU asset for leases with a term of less than 12 months. Office rent expense for the three and nine months ended September 30, 2019 includes $0 and $29, respectively, of short-term lease costs.

As of September 30, 2019, undiscounted future rental obligations to be paid under the long-term ground and office leases, including fixed rental increases, for the remainder of 2019, the next five years and thereafter are as follows:

Lease Obligations
2019	$1,401
2020	6,076
2021	6,110
2022	6,140
2023	6,102
2024	5,698
Thereafter	247,795
Total	$279,322
Adjustment for discounting	(188,380)
Lease liabilities as of September 30, 2019	$90,942

The Company’s operating leases for ground leases and office leases had a weighted average remaining lease term of 44 years and a weighted average discount rate of 5.93% as of September 30, 2019.
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
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	September 30, 2019			December 31, 2018
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$95,533	4.37%	5.4	$205,450	4.65%	4.5
Premium, net of accumulated amortization	—			775
Discount, net of accumulated amortization	(504)			(536)
Capitalized loan fees, net of accumulated amortization	(272)			(369)
Mortgages payable, net	$94,757			$205,320

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 7.48% as of September 30, 2019 and December 31, 2018.
During the nine months ended September 30, 2019, the Company repaid mortgages payable in the total amount of $107,671, which had a weighted average fixed rate of 4.91%, incurred $8,151 of debt prepayment fees and made scheduled principal payments of $2,246 related to amortizing loans.
Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		September 30, 2019		December 31, 2018
Unsecured Notes Payable	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	—	—%
		800,000	4.27%	700,000	4.19%
Discount, net of accumulated amortization		(645)		(734)
Capitalized loan fees, net of accumulated amortization		(3,281)		(2,904)
	Total	$796,074		$696,362

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		September 30, 2019		December 31, 2018
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.20%	$250,000	3.20%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	4.05%	200,000	4.05%
Unsecured term loan due 2024 – fixed rate (c)	July 17, 2024	120,000	2.88%	—	—%
Unsecured term loan due 2026 – fixed rate (d)	July 17, 2026	150,000	3.27%	—	—%
Subtotal		720,000		450,000
Capitalized loan fees, net of accumulated amortization		(3,746)		(2,633)
Term loans, net		$716,254		$447,367

Unsecured credit facility revolving line of credit – variable rate (e)	April 22, 2022	$24,000	3.09%	$273,000	3.57%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of September 30, 2019 and December 31, 2018.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of September 30, 2019 and December 31, 2018.

(c)
$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of September 30, 2019.

(d)
$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.50% as of September 30, 2019.

(e)	Excludes capitalized loan fees, which are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, the Company may elect to convert to an investment grade pricing grid. As of September 30, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan due 2021	1/5/2021	N/A	N/A	1.20% - 1.70%	N/A	0.90% - 1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2-six month	0.075%	1.05% - 1.50%	0.15% - 0.30%	0.825%-1.55%	0.125% - 0.30%

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured Term Loans
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Amended Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of September 30, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
On July 17, 2019, the Company entered into a term loan agreement (2019 Term Loan Agreement) with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The Term Loan Due 2024 and Term Loan Due 2026 bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the 2019 Term Loan Agreement, the Company may elect to convert to an investment grade pricing grid. As of September 30, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid. The proceeds were used to repay outstanding indebtedness and for general corporate purposes.
The following table summarizes the key terms of the unsecured term loans:

Unsecured Term Loans	Maturity Date	Leverage-Based Pricing Credit Spread			Investment Grade Pricing Credit Spread
$200,000 unsecured term loan due 2023	11/22/2023	1.20%	–	1.85%	0.85%	–	1.65%
$120,000 unsecured term loan due 2024	7/17/2024	1.20%	–	1.70%	0.80%	–	1.65%
$150,000 unsecured term loan due 2026	7/17/2026	1.50%	–	2.20%	1.35%	–	2.25%

The Term Loan Due 2023 has a $100,000 accordion option that allows the Company, at its election, to increase the Term Loan Due 2023 up to $300,000, subject to (i) customary fees and conditions, including the absence of an event of default as defined in the Amended Term Loan Agreement and (ii) the Company’s ability to obtain additional lender commitments.
The Term Loan Due 2024 has a $130,000 accordion option and the Term Loan Due 2026 has a $100,000 accordion option that, collectively, allow the Company, at its election, to increase the total of the Term Loan Due 2024 and Term Loan Due 2026 up to $500,000, subject to (i) customary fees and conditions, including the absence of an event of default as defined in the 2019 Term Loan Agreement and (ii) the Company’s ability to obtain additional lender commitments.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of September 30, 2019 for the remainder of 2019, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after September 30, 2019.

	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$613	$2,510	$2,626	$26,678	$31,758	$31,348	$95,533
Fixed rate term loans (b)	—	—	250,000	—	200,000	270,000	720,000
Unsecured notes payable (c)	—	—	100,000	—	—	700,000	800,000
Total fixed rate debt	613	2,510	352,626	26,678	231,758	1,001,348	1,615,533

Variable rate debt:
Variable rate revolving line of credit	—	—	—	24,000	—	—	24,000
Total debt (d)	$613	$2,510	$352,626	$50,678	$231,758	$1,001,348	$1,639,533

Weighted average interest rate on debt:
Fixed rate debt	4.34%	4.35%	3.47%	4.81%	4.06%	3.97%	3.89%
Variable rate debt (e)	—	—	—	3.09%	—	—	3.09%
Total	4.34%	4.35%	3.47%	4.00%	4.06%	3.97%	3.88%

(a)	Excludes mortgage discount of $(504) and capitalized loan fees of $(272), net of accumulated amortization, as of September 30, 2019.

(b)
Excludes capitalized loan fees of $(3,746), net of accumulated amortization, as of September 30, 2019. The following variable rate term loans have been swapped to fixed rate debt: (i) $250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021; (ii) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (iii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iv) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of September 30, 2019, the applicable credit spread for (i), (ii) and (iii) was 1.20% and for (iv) was 1.50%.

(c)	Excludes discount of $(645) and capitalized loan fees of $(3,281), net of accumulated amortization, as of September 30, 2019.

(d)	The weighted average years to maturity of consolidated indebtedness was 5.0 years as of September 30, 2019.

(e)	Represents interest rate as of September 30, 2019.
The Company’s unsecured debt agreements, consisting of the (i) Unsecured Credit Agreement, (ii) Amended Term Loan Agreement, (iii) 2019 Term Loan Agreement, (iv) note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024), (v) indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), and (vii) note purchase agreement governing the Notes Due 2029, contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) minimum debt service coverage ratio; (vi) minimum unencumbered assets to unsecured debt ratio; and (vii) minimum consolidated net worth. As of September 30, 2019, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured debt agreements.
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
As of September 30, 2019, the Company used 11 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $3,555 will be reclassified as an increase to interest expense.
The following table summarizes the Company’s interest rate swaps as of September 30, 2019, which effectively convert one-month floating rate LIBOR to a fixed rate:

Number of Instruments	Effective Date	Aggregate Notional	Fixed Interest Rate	Maturity Date
Three	December 29, 2017	$250,000	2.00%	January 5, 2021
Two	November 23, 2018	$200,000	2.85%	November 22, 2023
Three	August 15, 2019	$120,000	1.68%	July 17, 2024
Three	August 15, 2019	$150,000	1.77%	July 17, 2026

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest rate swaps	11	5	$720,000	$450,000

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying condensed consolidated balance sheets. The valuation techniques used are described in Note 12 to the condensed consolidated financial statements.

	Derivatives
	September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets, net	$—	Other assets, net	$2,324
Interest rate swaps	Other liabilities	$18,495	Other liabilities	$3,846

The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss (Gain) Recognized in Other Comprehensive Income on Derivative		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Loss (Gain) Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
2019	$7,159	$16,760	Interest expense	$7	$(213)	$25,084	$59,877
2018	$(1,336)	$(5,141)	Interest expense	$(473)	$(665)	$21,336	$56,918

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9) EQUITY
The Company has an existing common stock repurchase program under which it may repurchase, from time to time, up to a maximum of $500,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company repurchased 2,567 shares at an average price per share of $12.13 for a total of $31,194. As of September 30, 2019, $189,105 remained available for repurchases of shares of the Company’s common stock under its common stock repurchase program.
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Numerator:
Net (loss) income attributable to common shareholders	$(28,153)		$12,834		$16,225		$65,496
Earnings allocated to unvested restricted shares	(105)		(81)		(295)		(253)
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(28,258)		$12,753		$15,930		$65,243

Denominator:
Denominator for (loss) earnings per common share – basic:
Weighted average number of common shares outstanding	212,995	(a)	218,808	(b)	212,932	(a)	218,879	(b)
Effect of dilutive securities:
Stock options	—	(c)	—	(c)	—	(c)	—	(c)
RSUs	—	(d)	213	(e)	124	(d)	398	(e)
Denominator for (loss) earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	212,995		219,021		213,056		219,277

(a)
Excludes 660 shares of unvested restricted common stock as of September 30, 2019, which equate to 661 and 641 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2019. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 521 shares of unvested restricted common stock as of September 30, 2018, which equate to 521 and 541 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2018. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 22 and 28 shares of common stock as of September 30, 2019 and 2018, respectively, at a weighted average exercise price of $17.34 and $18.98, respectively. Of these totals, outstanding options to purchase 18 and 24 shares of common stock as of September 30, 2019 and 2018, respectively, at a weighted average exercise price of $18.58 and $20.19, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of September 30, 2019, there were 839 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 839 and 836 RSUs, respectively, on a weighted average basis for the three and nine months ended September 30, 2019. For the three months ended September 30, 2019, these contingently issuable shares have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive. For the nine months ended September 30, 2019, these contingently issuable shares are a component of calculating diluted EPS.

(e)
As of September 30, 2018, there were 649 RSUs eligible for future conversion upon completion of the performance periods, which equate to 649 and 661 RSUs, respectively, on a weighted average basis for the three and nine months ended September 30, 2018. These contingently issuable shares are a component of calculating diluted EPS.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of September 30, 2019 and 2018, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Number of properties for which indicators of impairment were identified	2	2	(a)
Less: number of properties for which an impairment charge was recorded	1	—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—	—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	1	2

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (b)	20%	33%

(a)	Includes one property which has subsequently been sold as of September 30, 2019.

(b)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charge during the nine months ended September 30, 2019.:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Streets of Yorktown (a)	Multi-tenant retail	September 30, 2019	85,200	$11,177
				$11,177
	Estimated fair value of impaired property as of impairment date			$5,300

(a)
The Company recorded an impairment charge as a result of a combination of factors, including expected impact on future operating results stemming from anticipated changes in lease terms related to the tenant population and a re-evaluation of the strategic alternatives for the property.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$—	$—	$2,324	$2,324
Financial liabilities:
Mortgages payable, net	$94,757	$98,917	$205,320	$208,173
Unsecured notes payable, net	$796,074	$823,016	$696,362	$671,492
Unsecured term loans, net	$716,254	$720,000	$447,367	$449,266
Unsecured revolving line of credit	$24,000	$24,000	$273,000	$272,553
Derivative liability	$18,495	$18,495	$3,846	$3,846

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

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2019
Derivative liability	$—	$18,495	$—	$18,495

December 31, 2018
Derivative asset	$—	$2,324	$—	$2,324
Derivative liability	$—	$3,846	$—	$3,846

Derivatives:  The fair value of the derivative asset and derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2019, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to a property remeasured to fair value as a result of an impairment charge recorded during the nine months ended September 30, 2019. Methods and assumptions used to estimate the fair value of this asset are described after the table. The Company did not remeasure any assets to fair value on a nonrecurring basis as of December 31, 2018.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for Impairment
September 30, 2019
Investment property	$—	$—	$5,300	(a)	$5,300	$11,177

(a)
Represents the fair value of the Company’s Streets of Yorktown investment property. The estimated fair value of Streets of Yorktown was determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. The discount rates and third-party comparable sales prices used in this approach are derived from property-specific information, market transactions and other industry data and are considered significant inputs to this valuation. The reversion value of the property was based upon third-party comparable sales prices, which contain unobservable inputs used by these third parties. A weighted average discount rate of 6.89% was used to (i) present value the estimated income stream over the estimated holding period and (ii) present value the reversion value.

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which those measurements fall.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2019
Mortgages payable, net	$—	$—	$98,917	$98,917
Unsecured notes payable, net	$251,288	$—	$571,728	$823,016
Unsecured term loans, net	$—	$—	$720,000	$720,000
Unsecured revolving line of credit	$—	$—	$24,000	$24,000

December 31, 2018
Mortgages payable, net	$—	$—	$208,173	$208,173
Unsecured notes payable, net	$235,788	$—	$435,704	$671,492
Unsecured term loans, net	$—	$—	$449,266	$449,266
Unsecured revolving line of credit	$—	$—	$272,553	$272,553

The Company estimates the fair value of its Level 3 financial liabilities using a discounted cash flow model that incorporates future contractual principal and interest payments. The Company estimates the fair value of its mortgages payable, net and Level 3 unsecured notes payable, net by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The Company estimates the fair value of its unsecured term loans, net and unsecured revolving line of credit by discounting the anticipated future cash flows at a reference rate, currently one-month LIBOR, plus an applicable credit spread currently offered to the Company by its lenders for similar instruments of comparable maturities. The following rates were used in the discounted cash flow model to calculate the fair value of the Company’s Level 3 financial liabilities:

	September 30, 2019	December 31, 2018
Mortgages payable, net – range of discount rates used	3.4% to 3.7%	4.2% to 4.4%
Unsecured notes payable, net – weighted average discount rate used	3.84%	4.91%
Unsecured term loans, net – weighted average credit spread portion of discount rate used	1.26%	1.25%
Unsecured revolving line of credit – credit spread portion of discount rate used	1.05%	1.10%

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2019 and the year ended December 31, 2018.
(13) COMMITMENTS AND CONTINGENCIES
As of September 30, 2019, the Company had letters of credit outstanding totaling $433 that serve as collateral for certain capital improvements at two of its properties and reduce the available borrowings on its unsecured revolving line of credit.
As of September 30, 2019, the Company had active redevelopment and expansion projects at Circle East, One Loudoun Downtown and Carillon. The Company estimates that it will incur net costs of approximately $36,000 to $38,000 related to the redevelopment at Circle East, approximately $125,000 to $135,000 related to the expansion project at One Loudoun Downtown – Pads G & H and approximately $194,000 to $215,000 related to the redevelopment at Carillon – phase one. As of September 30, 2019, the Company has incurred (i) $19,466, net of proceeds of $11,820 from the sale of air rights, related to the redevelopment at Circle East, (ii) $6,527, net of contributions from the Company’s joint venture partner, related to the expansion project at One Loudoun Downtown – Pads G & H and (iii) $4,848, net of contributions from the Company’s joint venture partners, related to the redevelopment at Carillon – phase one.
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
(15) SUBSEQUENT EVENTS
Subsequent to September 30, 2019, the Company:

•
declared the cash dividend for the fourth quarter of 2019 of $0.165625 per share on its outstanding Class A common stock, which will be paid on January 10, 2020 to Class A common shareholders of record at the close of business on December 26, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in markets where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse impact of e-commerce developments and shifting consumer retail behavior on our tenants;

•	interest rates or operating costs;

•	the potential discontinuation of London Interbank Offered Rate (LIBOR);

•	real estate and zoning laws and changes in real property tax rates;

•	real estate valuations;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions and dispositions, including our ability to identify and pursue acquisition and disposition opportunities;

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
For further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of September 30, 2019, we owned 104 retail operating properties in the United States representing 19,971,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of September 30, 2019:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	63	10,245	93.8%	95.6%
Power centers	23	4,922	94.5%	95.8%
Lifestyle centers and mixed-use properties (b)	16	4,544	92.2%	94.6%
Total multi-tenant retail	102	19,711	93.6%	95.4%
Single-user retail	2	260	100.0%	100.0%
Total retail operating portfolio	104	19,971	93.7%	95.5%
Development/redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (c)	—
Carillon	1
Total number of properties	106

(a)	Includes leases signed but not commenced.

(b)	Excludes the 18 multi-family rental units at Plaza del Lago. As of September 30, 2019, 13 multi-family rental units were leased at an average monthly rental rate per unit of $1,288.

(c)	The operating portion of this property is included in lifestyle centers and mixed-use properties within the property count for our retail operating portfolio.
During the first half of 2018, we completed our portfolio transformation, the core objective of which was to become a prominent owner of multi-tenant retail properties primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin.
We are primarily focused on growing our portfolio organically through (i) accretive leasing activity and (ii) mixed-use redevelopment and expansion projects. For the nine months ended September 30, 2019, we achieved positive comparable cash leasing spreads of 22.1% on signed new leases and 5.5% on signed renewal leases for a blended re-leasing spread of 8.4%. During this period, we achieved average annual contractual rent increases on signed new leases of approximately 180 basis points. We placed the redevelopment of the existing multi-family rental units at Plaza del Lago in service during the three months ended September 30, 2019. Our active expansion and redevelopment projects consist of approximately $355,000 to $388,000 of expected investment during 2019 through 2022 and include the redevelopment at Circle East, phase one at Carillon and the expansion project of Pads G & H at One Loudoun Downtown. Our current portfolio of assets contains several additional projects in the longer-term pipeline, including, among others, future phases at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
Company Highlights — Nine Months Ended September 30, 2019
Acquisitions
The following table summarizes our acquisitions during the nine months ended September 30, 2019:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
March 7, 2019	North Benson Center	Seattle	Multi-tenant retail	70,500	$25,340
June 10, 2019	Paradise Valley Marketplace – Parcel	Phoenix	Land (a)	—	1,343
August 13, 2019	Southlake Town Square – Parcel	Dallas	Single-user parcel (b)	3,100	3,293
				73,600	$29,976

(a)	We acquired a parcel adjacent to our Paradise Valley Marketplace multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

(b)	We acquired a single-user parcel at our Southlake Town Square multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.
Developments in Progress
During the nine months ended September 30, 2019, we invested $17,817 in our active redevelopment and expansion projects at Circle East, Plaza del Lago, One Loudoun Downtown and Carillon. In addition, during the three months ended September 30, 2019, we placed the Plaza del Lago multi-family rental redevelopment project in service and reclassified the related costs from “Developments in progress” into “Building and other improvements” in the accompanying condensed consolidated balance sheets.
The following table summarizes developments in progress as of September 30, 2019:

Property Name	MSA	September 30, 2019
Active developments/redevelopments:
Circle East	Baltimore	$31,334
One Loudoun Downtown	Washington, D.C.	18,852
Carillon	Washington, D.C.	24,443
		74,629
Land held for future development:
One Loudoun Uptown	Washington, D.C.	25,450
Total developments in progress		$100,079
Dispositions
The following table summarizes our dispositions during the nine months ended September 30, 2019:

Date	Property Name	Property Type	Square Footage	Consideration
March 8, 2019	Edwards Multiplex – Fresno (a)	Single-user retail	94,600	$25,850
June 28, 2019	North Rivers Towne Center	Multi-tenant retail	141,500	18,900
			236,100	$44,750

(a)	Prior to the disposition, we were subject to a ground lease whereby we leased the underlying land from a third party. The ground lease was assumed by the purchaser in connection with the disposition.

In addition to the property dispositions listed above, during the nine months ended September 30, 2019, we received consideration of $5,089 in connection with the second and third phases of the sale of a land parcel, which included rights to develop 22 residential units, at One Loudoun Downtown.
Market Summary
The following table summarizes our retail operating portfolio by market as of September 30, 2019:

Property Type/Market	Number of Properties	Annualized Base Rent (ABR) (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$81,702	22.9%	$22.67	3,942	20.0%	91.4%	93.3%
Washington, D.C.	8	39,040	10.9%	29.21	1,387	7.0%	96.3%	96.5%
New York	9	36,780	10.3%	29.60	1,292	6.6%	96.2%	97.5%
Chicago	8	28,779	8.1%	23.72	1,358	6.9%	89.3%	91.1%
Seattle	9	23,167	6.5%	16.27	1,548	7.9%	92.0%	95.2%
Baltimore	5	22,122	6.2%	15.33	1,604	8.1%	89.9%	97.6%
Atlanta	9	20,337	5.7%	13.80	1,513	7.7%	97.4%	98.2%
Houston	9	15,929	4.5%	15.01	1,141	5.8%	93.0%	95.7%
San Antonio	3	12,819	3.6%	18.00	722	3.7%	98.7%	98.7%
Phoenix	3	10,855	3.0%	17.76	632	3.2%	96.8%	96.9%
Los Angeles	1	5,583	1.5%	25.60	241	1.2%	90.4%	93.8%
Riverside	1	4,624	1.3%	15.81	292	1.5%	100.0%	100.0%
St. Louis	1	4,204	1.2%	9.77	453	2.3%	95.0%	98.3%
Charlotte	1	3,964	1.1%	13.68	320	1.6%	90.6%	90.6%
Tampa	1	2,379	0.7%	19.51	126	0.6%	97.0%	97.0%
Subtotal	87	312,284	87.5%	20.18	16,571	84.1%	93.4%	95.5%

Non-Top 25 MSAs (b)	15	44,617	12.5%	14.97	3,140	15.9%	94.9%	94.9%

Total Multi-Tenant Retail	102	356,901	100.0%	19.34	19,711	100.0%	93.6%	95.4%

Single-User Retail	2	5,865		22.49	260		100.0%	100.0%

Total Retail Operating Portfolio (c)	104	$362,766		$19.38	19,971		93.7%	95.5%

(a)
Excludes $1,898 of multi-tenant retail ABR and 106 square feet of multi-tenant retail GLA attributable to Circle East and Carillon, both of which are in active redevelopment and are located in the Baltimore and Washington, D.C. MSAs, respectively. Including these amounts, 87.6% of our multi-tenant retail ABR and 84.2% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs and Non-Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)
Excludes the 18 multi-family rental units at Plaza del Lago, which were placed in service during the three months ended September 30, 2019. As of September 30, 2019, 13 multi-family rental units were leased at an average monthly rental rate per unit of $1,288.

Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the nine months ended September 30, 2019. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	230	1,601	$20.60	$19.53	5.5%	5.0	$2.21
Comparable New Leases	59	301	$26.28	$21.52	22.1%	9.3	$61.79
Non-Comparable New and Renewal Leases (b)	77	580	$19.87	N/A	N/A	7.3	$31.04
Total	366	2,482	$21.50	$19.84	8.4%	6.1	$16.17

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

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
During the nine months ended September 30, 2019, we:

•	issued $100,000 of 10-year 4.82% senior unsecured notes in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors;

•
entered into a term loan agreement with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The term loans bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% for the Term Loan Due 2024 and 1.50% to 2.20% for the Term Loan Due 2026;

•
entered into agreements to swap $120,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.68% through July 2024 and $150,000 of LIBOR-based variable rate debt to a fixed interest rate of 1.77% through July 2026;

•	repaid $249,000, net of borrowings, on our unsecured revolving line of credit; and

•	repaid $107,671 of mortgages payable, incurred $8,151 of debt prepayment fees and made scheduled principal payments of $2,246 related to amortizing loans.
Distributions
We declared quarterly distributions totaling $0.496875 per share of common stock during the nine months ended September 30, 2019.
Results of Operations
Comparison of Results for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change
Revenues:
Lease income	$119,717	$119,137	$580

Expenses:
Operating expenses	16,088	17,596	(1,508)
Real estate taxes	18,583	18,037	546
Depreciation and amortization	67,460	43,169	24,291
Provision for impairment of investment properties	11,177	—	11,177
General and administrative expenses	10,334	9,160	1,174
Total expenses	123,642	87,962	35,680

Other (expense) income:
Interest expense	(25,084)	(21,336)	(3,748)
Gain on sales of investment properties	1,969	2,692	(723)
Other (expense) income, net	(1,113)	303	(1,416)
Net (loss) income	(28,153)	12,834	(40,987)
Net income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to common shareholders	$(28,153)	$12,834	$(40,987)

Net (loss) income attributable to common shareholders decreased $40,987 from $12,834 for the three months ended September 30, 2018 to $(28,153) for the three months ended September 30, 2019 primarily as a result of the following:

•
a $24,291 increase in depreciation and amortization primarily due to the write-off of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment during the three months ended September 30, 2019. No such write-off occurred during the three months ended September 30, 2018;

•
an $11,177 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 11 and 12 to the accompanying condensed consolidated financial statements), we recognized an impairment charge of $11,177 during the three months ended September 30, 2019. No impairment charges were recognized during the three months ended September 30, 2018; and

•	a $3,748 increase in interest expense primarily consisting of:

•	a $3,334 increase in prepayment penalties;

•	a $1,897 increase in interest on our Term Loan Due 2024 and Term Loan Due 2026, which were entered into in July 2019; and

•	a $1,205 increase in interest on our 4.82% senior unsecured notes due 2029 which were issued in June 2019;
partially offset by

•	a $1,910 decrease in interest on mortgages payable due to a reduction in mortgage debt; and

•	a $929 decrease in interest on our unsecured revolving line of credit due to lower average outstanding balances.
Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than lease termination fee expense and non-cash ground rent expense, which is comprised of straight-line ground rent expense and amortization of acquired ground lease intangibles for the three and nine months ended September 30, 2018 and amortization of right-of-use lease assets and amortization of lease liabilities for the three and nine months ended September 30, 2019. NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Net income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.
Same store portfolio
For the three and nine months ended September 30, 2019, our same store portfolio consisted of 102 retail operating properties acquired or placed in service and stabilized prior to January 1, 2018. The number of properties in our same store portfolio did not change as of September 30, 2019 from 102 as of June 30, 2019.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired during 2018 and 2019;

•	Reisterstown Road Plaza, which was reclassified from active redevelopment into our retail operating portfolio during 2018;

•	the multi-family rental units at Plaza del Lago, a redevelopment project that was placed in service during the three months ended September 30, 2019;

•	Circle East, which is in active redevelopment;

•	One Loudoun Downtown – Pads G & H, which are in active redevelopment;

•	Carillon, which is in active redevelopment;

•	properties that were sold or held for sale in 2018 and 2019; and

•	the net income from our wholly-owned captive insurance company.
The following tables present a reconciliation of net (loss) income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
Net (loss) income attributable to common shareholders	$(28,153)	$12,834	$(40,987)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	(1,969)	(2,692)	723
Depreciation and amortization	67,460	43,169	24,291
Provision for impairment of investment properties	11,177	—	11,177
General and administrative expenses	10,334	9,160	1,174
Interest expense	25,084	21,336	3,748
Straight-line rental income, net	(581)	(946)	365
Amortization of acquired above and below market lease intangibles, net	(1,470)	(540)	(930)
Amortization of lease inducements	343	259	84
Lease termination fees, net	(331)	(196)	(135)
Non-cash ground rent expense, net	333	440	(107)
Other expense (income), net	1,113	(303)	1,416
NOI	83,340	82,521	819
NOI from Other Investment Properties	(2,850)	(3,864)	1,014
Same Store NOI	$80,490	$78,657	$1,833

	Three Months Ended September 30,
	2019	2018	Change
Same Store NOI:
Base rent	$86,647	$84,417	$2,230
Percentage and specialty rent	601	887	(286)
Tenant recoveries	25,631	25,783	(152)
Other lease-related income	1,424	1,125	299
Bad debt, net	(690)	(561)	(129)
Property operating expenses	(15,050)	(15,157)	107
Real estate taxes	(18,073)	(17,837)	(236)
Same Store NOI	$80,490	$78,657	$1,833
Same Store NOI increased $1,833, or 2.3%, primarily due to an increase of $2,230 in base rent driven by increases of (i) $939 from occupancy growth, (ii) $903 from contractual rent changes and (iii) $556 from re-leasing spreads.

Comparison of Results for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Change
Revenues:
Lease income	$360,869	$363,143	$(2,274)

Expenses:
Operating expenses	50,903	57,235	(6,332)
Real estate taxes	55,520	56,206	(686)
Depreciation and amortization	153,609	132,107	21,502
Provision for impairment of investment properties	11,177	1,316	9,861
General and administrative expenses	30,186	31,929	(1,743)
Total expenses	301,395	278,793	22,602

Other (expense) income:
Interest expense	(59,877)	(56,918)	(2,959)
Gain on sales of investment properties	18,872	37,211	(18,339)
Other (expense) income, net	(2,244)	853	(3,097)
Net income	16,225	65,496	(49,271)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$16,225	$65,496	$(49,271)
Net income attributable to common shareholders decreased $49,271 from $65,496 for the nine months ended September 30, 2018 to $16,225 for the nine months ended September 30, 2019 primarily as a result of the following:

•
a $21,502 increase in depreciation and amortization primarily due to the write-off of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment during the nine months ended September 30, 2019. No such write-off occurred during the nine months ended September 30, 2018;

•
a $18,339 decrease in gain on sales of investment properties related to the sale of two investment properties, representing approximately 236,100 square feet of GLA, and the sale of two land parcels during the nine months ended September 30, 2019 compared to the sales of nine investment properties and a land parcel, representing approximately 1,773,000 square feet of GLA, and the sale of air rights at Circle East during the nine months ended September 30, 2018; and

•
a $9,861 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 11 and 12 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $11,177 and $1,316 during the nine months ended September 30, 2019 and 2018, respectively;

partially offset by

•	a $6,332 decrease in operating expenses primarily due to the sales of operating properties during 2018 and 2019.

The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Net income attributable to common shareholders	$16,225	$65,496	$(49,271)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	(18,872)	(37,211)	18,339
Depreciation and amortization	153,609	132,107	21,502
Provision for impairment of investment properties	11,177	1,316	9,861
General and administrative expenses	30,186	31,929	(1,743)
Interest expense	59,877	56,918	2,959
Straight-line rental income, net	(2,697)	(4,826)	2,129
Amortization of acquired above and below market lease intangibles, net	(4,515)	(3,748)	(767)
Amortization of lease inducements	958	746	212
Lease termination fees, net	(1,751)	477	(2,228)
Non-cash ground rent expense, net	1,023	1,405	(382)
Other expense (income), net	2,244	(853)	3,097
NOI	247,464	243,756	3,708
NOI from Other Investment Properties	(7,391)	(9,981)	2,590
Same Store NOI	$240,073	$233,775	$6,298

	Nine Months Ended September 30,
	2019	2018	Change
Same Store NOI:
Base rent	$257,518	$251,778	$5,740
Percentage and specialty rent	2,436	2,720	(284)
Tenant recoveries	77,103	76,956	147
Other lease-related income	4,163	3,390	773
Bad debt, net	(1,175)	(1,389)	214
Property operating expenses	(45,743)	(45,816)	73
Real estate taxes	(54,229)	(53,864)	(365)
Same Store NOI	$240,073	$233,775	$6,298
Same Store NOI increased $6,298, or 2.7%, primarily due to an increase of $5,740 in base rent driven by increases of (i) $2,612 from contractual rent changes, (ii) $1,858 from occupancy growth and (iii) $1,544 from re-leasing spreads.
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
The 2018 FFO White Paper did not change the fundamental definition of FFO; however, it provided clarification and that, to the extent a REIT recognizes a gain on sale or impairment related to assets incidental to the main business of a REIT, the REIT has the option to include or exclude such gains or impairments in the calculation of FFO. In connection with the adoption of the 2018 FFO White Paper, we elected to exclude all gains on sale and impairments of real estate from FFO, whereas we previously only excluded gains on sale and impairments of depreciable investment properties. To be consistent with the current presentation, we restated FFO attributable to common shareholders for the three and nine months ended September 30, 2018 to exclude the gain on sale of non-depreciable investment property of $1,285 and $3,464, respectively, which was previously included within FFO attributable to common shareholders but excluded from Operating FFO attributable to common shareholders.
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, litigation involving the Company, the impact on earnings from executive separation and the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders. There was no change to previously reported Operating FFO attributable to common shareholders for the three and nine months ended September 30, 2018, because gains on sale and impairments of non-depreciable investment property have been, and continue to be, excluded from our calculation of Operating FFO attributable to common shareholders.
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
The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to common shareholders	$(28,153)	$12,834	$16,225	$65,496
Depreciation and amortization of real estate (a)	67,116	42,861	152,560	131,226
Provision for impairment of investment properties	11,177	—	11,177	1,316
Gain on sales of investment properties (b)	(1,969)	(2,692)	(18,872)	(37,211)
FFO attributable to common shareholders (b)	$48,171	$53,003	$161,090	$160,827

FFO attributable to common shareholders per common share outstanding – diluted (b)	$0.23	$0.24	$0.76	$0.73

FFO attributable to common shareholders	$48,171	$53,003	$161,090	$160,827
Impact on earnings from the early extinguishment of debt, net	7,581	4,892	7,581	5,944
Impact on earnings from executive separation (c)	—	—	—	1,737
Other (d)	1,241	100	2,521	323
Operating FFO attributable to common shareholders	$56,993	$57,995	$171,192	$168,831

Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.27	$0.26	$0.80	$0.77

(a)
Includes $26,330 of accelerated depreciation recorded in connection with the write-off of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment during the three and nine months ended September 30, 2019.

(b)
FFO attributable to common shareholders for the three and nine months ended September 30, 2018 has been restated to exclude $1,285 and $3,464, respectively, of gain on sale of non-depreciable investment property in connection with our adoption of the 2018 FFO White Paper effective January 1, 2019 on a retrospective basis. As the gain on sale of non-depreciable investment property was previously excluded from Operating FFO attributable to common shareholders, there was no change to Operating FFO attributable to common shareholders.

(c)	Reflected as an increase within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

(d)
Primarily consists of the impact on earnings from litigation involving the Company, which is included within “Other (expense) income, net” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

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
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We have funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of September 30, 2019, we had no scheduled debt maturities and $613 of principal amortization due through the end of 2019, which we plan on satisfying through a combination of cash flows from operations, working capital and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of September 30, 2019:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$95,533	4.37%	Various	5.4 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	1.8 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	4.8 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	5.5 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	7.0 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	9.3 years
Senior notes – 4.82% due 2029	100,000	4.82%	June 28, 2029	9.8 years
Total unsecured notes payable (a)	800,000	4.27%		6.1 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (b)	250,000	3.20%	January 5, 2021	1.3 years
Revolving line of credit – variable rate	24,000	3.09%	April 22, 2022 (c)	2.6 years
Total unsecured credit facility (a)	274,000	3.19%		1.4 years

Unsecured term loans:
Term Loan Due 2023 – fixed rate (d)	200,000	4.05%	November 22, 2023	4.1 years
Term Loan Due 2024 – fixed rate (e)	120,000	2.88%	July 17, 2024	4.8 years
Term Loan Due 2026 – fixed rate (f)	150,000	3.27%	July 17, 2026	6.8 years
Total unsecured term loans (a)	470,000	3.50%		5.2 years

Total consolidated indebtedness	$1,639,533	3.88%		5.0 years

(a)
Fixed rate mortgages payable excludes mortgage discount of $(504) and capitalized loan fees of $(272), net of accumulated amortization, as of September 30, 2019. Unsecured notes payable excludes discount of $(645) and capitalized loan fees of $(3,281), net of accumulated amortization, as of September 30, 2019. Unsecured term loans exclude capitalized loan fees of $(3,746), net of accumulated amortization, as of September 30, 2019. Capitalized loan fees related to the revolving line of credit are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of September 30, 2019.

(c)
We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of September 30, 2019.

(e)
Reflects $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of September 30, 2019.

(f)
Reflects $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.50% as of September 30, 2019.

Mortgages Payable
During the nine months ended September 30, 2019, we repaid mortgages payable in the total amount of $107,671, which had a weighted average fixed interest rate of 4.91%, incurred $8,151 of debt prepayment fees and made scheduled principal payments of $2,246 related to amortizing loans.
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
On April 23, 2018, we entered into our fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, we may elect to convert to an investment grade pricing grid. As of September 30, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan due 2021	1/5/2021	N/A	N/A	1.20% - 1.70%	N/A	0.90% - 1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2-six month	0.075%	1.05% - 1.50%	0.15% - 0.30%	0.825%-1.55%	0.125% - 0.30%
The Unsecured Credit Facility has a $500,000 accordion option that allows us, at our election, to increase the total Unsecured Credit Facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the Unsecured Credit Agreement and (ii) our ability to obtain additional lender commitments.

As of September 30, 2019, we had letters of credit outstanding totaling $433 that serve as collateral for certain capital improvements at two of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Unsecured Term Loans
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Amended Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of September 30, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
On July 17, 2019, we entered into a term loan agreement (2019 Term Loan Agreement) with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The Term Loan Due 2024 and Term Loan Due 2026 bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the 2019 Term Loan Agreement, we may elect to convert to an investment grade pricing grid. As of September 30, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid. The proceeds were used to repay outstanding indebtedness and for general corporate purposes.
The following table summarizes the key terms of the unsecured term loans:

Unsecured Term Loans	Maturity Date	Leverage-Based Pricing Credit Spread	Investment Grade Pricing Credit Spread
$200,000 unsecured term loan due 2023	11/22/2023	1.20% – 1.85%	0.85% – 1.65%
$120,000 unsecured term loan due 2024	7/17/2024	1.20% – 1.70%	0.80% – 1.65%
$150,000 unsecured term loan due 2026	7/17/2026	1.50% – 2.20%	1.35% – 2.25%
The Term Loan Due 2023 has a $100,000 accordion option that allows us, at our election, to increase the Term Loan Due 2023 up to $300,000, subject to (i) customary fees and conditions, including the absence of an event of default as defined in the Amended Term Loan Agreement and (ii) our ability to obtain additional lender commitments.
The Term Loan Due 2024 has a $130,000 accordion option and the Term Loan Due 2026 has a $100,000 accordion option that, collectively, allow us, at our election, to increase the total of the Term Loan Due 2024 and Term Loan Due 2026 up to $500,000, subject to (i) customary fees and conditions, including the absence of an event of default as defined in the 2019 Term Loan Agreement and (ii) our ability to obtain additional lender commitments.

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of September 30, 2019 for the remainder of 2019, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of September 30, 2019. The table does not reflect the impact of any debt activity that occurred after September 30, 2019.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$613	$2,510	$2,626	$26,678	$31,758	$31,348	$95,533	$98,917
Fixed rate term loans (b)	—	—	250,000	—	200,000	270,000	720,000	720,000
Unsecured notes payable (c)	—	—	100,000	—	—	700,000	800,000	823,016
Total fixed rate debt	613	2,510	352,626	26,678	231,758	1,001,348	1,615,533	1,641,933

Variable rate debt:
Variable rate revolving line of credit	—	—	—	24,000	—	—	24,000	24,000
Total debt (d)	$613	$2,510	$352,626	$50,678	$231,758	$1,001,348	$1,639,533	$1,665,933

Weighted average interest rate on debt:
Fixed rate debt	4.34%	4.35%	3.47%	4.81%	4.06%	3.97%	3.89%
Variable rate debt (e)	—	—	—	3.09%	—	—	3.09%
Total	4.34%	4.35%	3.47%	4.00%	4.06%	3.97%	3.88%

(a)	Excludes mortgage discount of $(504) and capitalized loan fees of $(272), net of accumulated amortization, as of September 30, 2019.

(b)
Excludes capitalized loan fees of $(3,746), net of accumulated amortization, as of September 30, 2019. The following variable rate term loans have been swapped to fixed rate debt: (i) $250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021; (ii) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (iii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iv) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of September 30, 2019, the applicable credit spread for (i), (ii) and (iii) was 1.20% and for (iv) was 1.50%.

(c)	Excludes discount of $(645) and capitalized loan fees of $(3,281), net of accumulated amortization, as of September 30, 2019.

(d)	The weighted average years to maturity of consolidated indebtedness was 5.0 years as of September 30, 2019.

(e)	Represents interest rate as of September 30, 2019.
Our unsecured debt agreements, consisting of the (i) Unsecured Credit Agreement, (ii) Amended Term Loan Agreement, (iii) 2019 Term Loan Agreement, (iv) note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024), (v) indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), and (vii) note purchase agreement governing the Notes Due 2029, contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) minimum debt service coverage ratio; (vi) minimum unencumbered assets to unsecured debt ratio; and (vii) minimum consolidated net worth. As of September 30, 2019, management believes we were in compliance with the financial covenants and default provisions under the unsecured debt agreements.
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
We have an existing common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $500,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the nine months ended September 30, 2019. As of September 30, 2019, $189,105 remained available for repurchases of shares of our common stock under our common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, can be met with cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
As of September 30, 2019, we had active redevelopment and expansion projects at Circle East, One Loudoun Downtown and Carillon. We have invested a total of approximately $31,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partners at One Loudoun Downtown and Carillon. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $324,000 to $357,000 of additional funds from us to complete these projects.
We capitalized internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements of $679 and $2,004 during the three and nine months ended September 30, 2019, respectively, and $514 and $1,271 during the three and nine months ended September 30, 2018, respectively. We also capitalized internal leasing incentives of $111 and $247 during the three and nine months ended September 30, 2019, respectively, and $71 and $241 during the three and nine months ended September 30, 2018, respectively, all of which were incremental to signed leases.
In addition, we capitalized $1,204 and $2,437 of indirect project costs related to redevelopment projects during the three and nine months ended September 30, 2019, including, among other costs, $366 and $1,066 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $570 and $940 of interest, respectively. We capitalized $499 and $1,463 of indirect project costs related to redevelopment projects during the three and nine months ended September 30, 2018, including, among other costs, $276 and $689 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $98 and $348 of interest, respectively.
Dispositions
The following table highlights our property dispositions during 2018 and the nine months ended September 30, 2019:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2019 Dispositions (through September 30, 2019)	2	236,100	$44,750	$39,594	$—
2018 Dispositions	10	1,831,200	$201,400	$184,109	$10,750

(a)	2018 dispositions include the disposition of Crown Theater, which was classified as held for sale as of December 31, 2017.

(b)	Represents total consideration net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable.
In addition to the transactions presented in the preceding table, during the nine months ended September 30, 2019, we received net proceeds of $5,062 in connection with the second and third phases of the sale of a land parcel, which included rights to develop 22 residential units, at One Loudoun Downtown. During the year ended December 31, 2018, we also received (i) net proceeds of $11,820 in connection with the sale of air rights at Circle East, (ii) net proceeds of $1,789 in connection with the sale of the first phase of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown and (iii) proceeds of $169 from a condemnation award.
Acquisitions
The following table highlights our asset acquisitions during 2018 and the nine months ended September 30, 2019:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2019 Acquisitions (through September 30, 2019) (a)	3	73,600	$29,976	$—
2018 Acquisition (b)	1	—	$25,000	$—

(a)
2019 acquisitions include the purchase of a parcel adjacent to our Paradise Valley Marketplace multi-tenant retail operating property and a single-user parcel at our Southlake Town Square multi-tenant retail operating property. The total number of properties in our portfolio was not affected by either of these transactions.

(b)
2018 acquisition is a 58-acre land parcel, of which 32 acres are developable, located adjacent to our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

Summary of Cash Flows

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$170,688	$151,708	$18,980
Net cash (used in) provided by investing activities	(63,023)	129,725	(192,748)
Net cash used in financing activities	(104,763)	(330,332)	225,569
Increase (decrease) in cash, cash equivalents and restricted cash	2,902	(48,899)	51,801
Cash, cash equivalents and restricted cash, at beginning of period	19,601	86,335
Cash, cash equivalents and restricted cash, at end of period	$22,503	$37,436
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gain on sales of investment properties. Net cash provided by operating activities during the nine months ended September 30, 2019 increased $18,980 primarily due to the following:

•
a $3,708 increase in NOI, consisting of an increase in Same Store NOI of $6,298, partially offset by a decrease in NOI from properties that were sold or held for sale in 2018 and 2019 and other properties not included in our same store portfolio of $2,590; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	an $816 increase in cash paid for leasing fees and inducements; and

•	a $514 increase in cash bonuses paid.

Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties, net of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress. Net cash flows from investing activities during the nine months ended September 30, 2019 decreased $192,748 due to the following:

•	a $145,665 decrease in proceeds from the sales of investment properties;

•	a $29,891 increase in cash paid to purchase investment properties. No investment properties were acquired during the nine months ended September 30, 2018;

•	an $8,712 increase in capital expenditures and tenant improvements; and

•	an $8,480 increase in investment in developments in progress.
For the remainder of 2019, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through cash flows generated from operations, working capital and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows used in financing activities primarily consist of repayments of our unsecured revolving line of credit, unsecured term loans and mortgages payable, distribution payments, principal payments on mortgages payable, debt prepayment costs and payment of loan fees and deposits, partially offset by proceeds from our unsecured revolving line of credit and the issuance of debt instruments. Net cash flows used in financing activities during the nine months ended September 30, 2019 decreased $225,569 primarily due to the following:

•	a $270,000 increase in proceeds from the Term Loan Due 2024 and the Term Loan Due 2026 during the nine months ended September 30, 2019. No such proceeds were received in 2018;

•
a $100,000 increase in proceeds from the issuance of unsecured notes payable to institutional investors in a private placement transaction during the nine months ended September 30, 2019. No such proceeds were received in 2018;

•
a $100,000 decrease in repayments of unsecured term loans resulting from the repayment of our unsecured term loan due 2018 during the nine months ended September 30, 2018. No such repayments were made in 2019;

•	a $20,681 decrease in cash paid to repurchase common shares through our common stock repurchase program resulting from the common stock repurchased in 2018. No such repurchases were completed in 2019;

•	a $2,880 decrease in distributions paid as a result of a decrease in common shares outstanding due to the repurchase of common shares through our common stock repurchase program in 2018; and

•	a $2,879 decrease in the payment of loan fees and deposits;
partially offset by

•
a $242,000 change in the activity on our unsecured revolving line of credit from net repayments of $7,000 during the nine months ended September 30, 2018 compared to net repayments of $249,000 during the nine months ended September 30, 2019;

•	a $28,881 increase in principal payments on mortgages payable; and

•	a $2,360 increase in debt prepayment fees.
We plan to continue to address our debt maturities through a combination of cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations
During the nine months ended September 30, 2019, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies and Estimates
Our 2018 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets, development and redevelopment projects, and revenue recognition. For the nine months ended September 30, 2019, there were no significant changes to these policies except for the policies related to the accounting for leases as a result of the adoption of ASU 2016-02, Leases, as of January 1, 2019 as described in Note 2 – Summary of Significant Accounting Policies and Note 6 – Leases in the accompanying condensed consolidated financial statements.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to September 30, 2019, we:

•
declared the cash dividend for the fourth quarter of 2019 of $0.165625 per share on our outstanding Class A common stock, which will be paid on January 10, 2020 to Class A common shareholders of record at the close of business on December 26, 2019.

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
As of September 30, 2019, we had $720,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of September 30, 2019 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Liability
Unsecured credit facility term loan due 2021	$250,000	January 5, 2021	$1,299
Term Loan Due 2023	200,000	November 22, 2023	11,748
Term Loan Due 2024	120,000	July 17, 2024	1,695
Term Loan Due 2026	150,000	July 17, 2026	3,753
	$720,000		$18,495
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of September 30, 2019 for the remainder of 2019, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 7 – Debt in the accompanying condensed consolidated financial statements and Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities” contained herein.
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $27,352.
The combined carrying amount of our debt is approximately $34,848 lower than the fair value as of September 30, 2019.
We had $24,000 of variable rate debt, excluding $720,000 of variable rate debt that has been swapped to fixed rate debt, with an interest rate of 3.09% based upon LIBOR as of September 30, 2019. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of September 30, 2019, interest expense would increase by approximately $240 on an annualized basis.
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
In the event that LIBOR is discontinued, the interest rate for certain of our debt instruments, including our unsecured credit facility term loan due 2021, unsecured credit facility revolving line of credit, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026, and interest rate swap agreements that are indexed to LIBOR, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.

ITEM 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.
Based on management’s evaluation as of September 30, 2019, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
As a result of the potential discontinuation of LIBOR after 2021, the following risk factor is considered relevant to our company, in addition to those that are presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.
We may be adversely affected by the potential discontinuation of LIBOR.
In July 2017, the Financial Conduct Authority in the U.K., which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative interest rates will occur over the course of the next few years. As of September 30, 2019, we had $744,000 of debt that was indexed to LIBOR, including our unsecured credit facility term loan due 2021, unsecured credit facility revolving line of credit, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026, as well as interest rate swap agreements that hedge the variable cash flows associated with variable rate debt with an aggregate notional amount of $720,000. Of the total $744,000 of debt and $720,000 notional swap amount that is indexed to LIBOR, $494,000 and $470,000, respectively, mature after 2021.
In the event that LIBOR is discontinued, the interest rate for our debt that is indexed to LIBOR will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. In addition, we expect that amendments will be made to our interest rate swap agreements that will result in the LIBOR-based swap rate reverting, upon the occurrence of such events, to the same rate that would be expected to be used as the replacement rate or alternate base rate under the related debt agreements. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is not known, but these changes could adversely affect our cash flow, financial condition and results of operations.
There have been no other material changes to our risk factors during the three months ended September 30, 2019 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
From time to time, employees surrender shares of Class A common stock to the Company to satisfy their tax withholding obligations in connection with the vesting of common stock and restricted shares. There were no shares of Class A common stock surrendered or repurchased during the three months ended September 30, 2019.
As of September 30, 2019, $189,105 remained available for repurchases of shares of our common stock under our $500,000 common stock repurchase program, which has no scheduled expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Retention Agreement dated July 29, 2019 by and between the Registrant and Steven P. Grimes (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 31, 2019).

10.2
Retention Agreement dated July 29, 2019 by and between the Registrant and Shane C. Garrison (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 31, 2019).

10.3
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

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	October 30, 2019

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	October 30, 2019