Form 10-K
period 2019-12-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2020-02-19
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(630) 634-4200
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.001 par value	RPAI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2019, the aggregate market value of the Class A common stock held by non-affiliates was approximately $2.5 billion based upon the closing price as reported on the New York Stock Exchange on June 28, 2019 of $11.76 per share. (For this computation, the Registrant has excluded the market value of all shares of Class A common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
Number of shares outstanding of the registrant’s classes of common stock as of February 14, 2020:
Class A common stock:    213,950,261 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 28, 2020 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2019.

RETAIL PROPERTIES OF AMERICA, INC.

PART I
All dollar amounts and share amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share, per square foot and per unit amounts. In this report, all references to “we,” “our” and “us” refer collectively to Retail Properties of America, Inc. and its subsidiaries.
ITEM 1. BUSINESS
General
Retail Properties of America, Inc. is a real estate investment trust (REIT) that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of December 31, 2019, we owned 104 retail operating properties in the United States representing 19,972,000 square feet of gross leasable area (GLA) and had three active expansion and redevelopment projects. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of December 31, 2019:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	63	10,244	95.5%	96.8%
Power centers	23	4,922	96.2%	96.8%
Lifestyle centers and mixed-use properties (b)	16	4,545	93.4%	94.0%
Total multi-tenant retail	102	19,711	95.2%	96.2%
Single-user retail	2	261	100.0%	100.0%
Total retail operating properties	104	19,972	95.2%	96.2%
Expansion and redevelopment projects:
Circle East (c)	1
One Loudoun Downtown – Pads G & H (d)	—
Carillon	1
Total number of properties	106

(a)	Includes leases signed but not commenced.

(b)	Excludes the 18 multi-family rental units at Plaza del Lago. As of December 31, 2019, 14 multi-family rental units were leased at an average monthly rental rate per unit of $1,309.

(c)
The redevelopment at Circle East is no longer combined with our neighboring property Towson Square, which increased our property count within expansion and redevelopment projects by one. There was no change to the property count of lifestyle centers and mixed-use properties as Towson Square remains within our retail operating portfolio.

(d)	The operating portion of this property is included in the property count of lifestyle centers and mixed-use properties within our retail operating portfolio.
Operating History
We are a Maryland corporation formed in March 2003 and have been publicly held and subject to U.S. Securities and Exchange Commission (SEC) reporting requirements since 2003. We were initially formed as Inland Western Retail Real Estate Trust, Inc. and on March 8, 2012, we changed our name to Retail Properties of America, Inc.
Business Objectives and Strategies
In 2012, we adopted a strategic plan to transform our portfolio, through asset sales and strategic acquisitions, to focus on high quality, multi-tenant retail properties located in targeted markets where demographic trends and expanding employment would result in long-term, structural earnings growth. We completed this transformation and are now a prominent owner of multi-tenant retail properties, many with a mixed-use component, primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin.

As a result of these efforts, our portfolio is better focused in markets with improved growth prospects, which we believe will translate into durable earnings growth. Since our inaugural investor day in June 2013, we have (i) improved our retail annualized base rent (ABR) by 35% to $19.52 per square foot as of December 31, 2019 from $14.46 per square foot as of March 31, 2013, (ii) increased our concentration in lifestyle and mixed-use properties based on multi-tenant retail ABR by 1,900 basis points to 35% as of December 31, 2019 from 16% as of March 31, 2013, (iii) reduced our top 20 retail tenant concentration of total ABR by 1,160 basis points to 26.3% as of December 31, 2019 from 37.9% as of March 31, 2013, and (iv) reduced our indebtedness by 37% to $1,632,904 as of December 31, 2019 from $2,601,912 as of March 31, 2013. Additionally, as of December 31, 2019, approximately 87.7% of our multi-tenant retail ABR was generated in the top 25 metropolitan statistical areas (MSAs), as determined by the United States Census Bureau and ranked based on the most recently available population estimates.
We are primarily focused on growing our portfolio organically through (i) accretive leasing activity and (ii) mixed-use expansion and redevelopment projects. During 2019, we recorded a series of accomplishments in each of these primary areas of focus.
Our 2019 leasing activity was accretive as we signed 498 new and renewal leases across 3,255,000 square feet of GLA for a blended comparable re-leasing spread of 8.1%, achieving positive comparable cash leasing spreads of 19.7% on signed new leases and 5.3% on signed renewal leases. This 2019 signed leasing activity represents approximately 16% of our portfolio GLA, just shy of our record high of approximately 17% achieved in 2018. These signings helped us achieve record highs in a number of leasing, occupancy and ABR statistics as of December 31, 2019, including (i) retail portfolio occupancy of 95.2%, (ii) retail portfolio percent leased, including leases signed but not commenced, of 96.2%, (iii) retail anchor tenant occupancy of 97.6% and (iv) retail anchor tenant percent leased, including leases signed but not commenced, of 98.8%, as well as retail portfolio ABR per occupied square foot of $19.52. During 2019, we also achieved average annual contractual rent increases on signed new leases of approximately 180 basis points.
Our active and near-term expansion and redevelopment projects consist of approximately $372,000 to $407,000 of expected investment through 2022, equivalent to approximately 12% of the net book value of our investment properties as of December 31, 2019. These predominantly mixed use-focused projects include the redevelopments at Circle East and phase one at Carillon, the expansion projects of Pads G & H at One Loudoun Downtown and site and building reconfiguration at The Shoppes at Quarterfield as well as the vacant pad development at Southlake Town Square. Our current portfolio of assets contains numerous additional projects in the longer-term pipeline, including, among others, future phases at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
During 2019, we invested $29,470 in our expansion and redevelopment projects and recorded several milestones. We placed the redevelopment of the multi-family rental units at Plaza del Lago, our first multi-family rental redevelopment, in service. At Carillon, we executed a joint venture agreement for the medical office building component at phase one of the project and completed demolition work on approximately 290,000 square feet of vacant retail GLA. We also broke ground on Pads G & H at One Loudoun Downtown. Lastly, we signed our first lease at the Circle East redevelopment with a prominent fast casual restaurant operator.
Competition
In seeking new investment opportunities, we compete with other real estate investors, including other REITs, pension funds, insurance companies, foreign investors, real estate partnerships, private equity funds, private individuals and other real estate companies.
From an operational perspective, we compete with other property owners on a variety of factors, including, but not limited to, location, visibility, quality and aesthetic value of construction, and strength and name recognition of tenants. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. Because our revenue potential is linked to the success of retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience when trying to attract customers. These factors include other forms of retailing, including e-commerce and direct consumer sales, and general competition from other shopping centers. To remain competitive, we evaluate all of the factors affecting our centers and work to position them accordingly. We believe the principal factors that retailers consider in making their leasing decisions include:

•	local consumer demographics;

•	quality, design and location of properties;

•	diversity and perceived quality of retailers within individual shopping centers;

•	management and operational expertise of the landlord; and

•	rental rates.
Based on these factors, we believe that the size and scope of our property portfolio and operating platform, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants. We believe that our geographically focused strategy enhances our ability to drive revenue growth by more thoroughly understanding the local market dynamics and by increasing our market relevancy.
Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at the generally applicable corporate tax rate. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income. We have one wholly owned consolidated subsidiary that has jointly elected to be treated as a taxable REIT subsidiary, or TRS, for U.S. federal income tax purposes. A TRS is taxed on its net income at the generally applicable corporate tax rate. The income tax expense incurred through the TRS has not had a material impact on our consolidated financial statements.
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
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous or toxic substances at, on, in, under or from such property, including costs for investigation, remediation, natural resource damages or third party liability. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several.
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
Employees
As of December 31, 2019, we had 215 employees.
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

•	local real estate conditions, such as an oversupply of retail space or a reduction in demand for retail space, resulting in vacancies or compromising our ability to rent space on favorable terms;

•	the perception by retailers or customers of the convenience, quality and safety of our properties compared to competing retail properties and other retailing platforms such as the internet;

•	adverse changes in the financial condition of tenants at our properties, including financial difficulties, lease defaults or bankruptcies;

•	competition for investment opportunities from other real estate investors with significant capital, including other REITs, real estate operating companies and institutional investment funds;

•	the illiquid nature of real estate investments, which may limit our ability to sell properties at the terms desired or at terms favorable to us;

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
During a period of economic slowdown or recession, or the public perception that such a period may occur, declining demand for real estate could result in a general decline in rents and/or an increase in the number of defaults among our existing tenants, and, consequently, our properties may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow funds to cover fixed costs and our cash flow, financial condition and results of operations could be adversely affected. As such, the per share trading price of our Class A common stock, the market price of our debt securities and our ability to satisfy our principal and interest obligations and make distributions to our shareholders may be adversely affected.
Our financial condition and results of operations could be adversely affected by poor economic or market conditions where our properties are located, especially in markets where we have a high concentration of properties.
The economic conditions in markets where our properties are concentrated greatly influence our financial condition and results of operations. We are particularly susceptible to adverse economic and other developments in such areas, including increased unemployment, industry slowdowns, corporate layoffs or downsizing, relocations of businesses, decreased consumer confidence, adverse changes in demographics, increases in real estate and other taxes, increased regulation and natural disasters. As of December 31, 2019, approximately 83.7% of our GLA and approximately 87.4% of our ABR in our retail operating portfolio was from 15 of the top 25 MSAs, including amounts attributable to our active redevelopment projects, and we may continue to increase our concentration in these markets. Notably, approximately 34.1% of our GLA and approximately 34.6% of our ABR in our retail operating portfolio was located in the state of Texas as of December 31, 2019. In addition, approximately 15.4% of our GLA and approximately 17.4% of our ABR in our retail operating portfolio, including amounts attributable to our active redevelopment projects, was located in the Washington, D.C./Baltimore MSAs as of December 31, 2019. Poor economic or market conditions in markets where our properties are located, including those in Texas and the Washington, D.C./Baltimore MSAs, may adversely affect our cash flow, financial condition and results of operations.
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
Approximately 3.8% of the total GLA in our retail operating portfolio was vacant as of December 31, 2019, excluding leases signed but not commenced. In addition, as of December 31, 2019, leases accounting for approximately 34.1% of the ABR in our retail operating portfolio are scheduled to expire within the next three years. We may choose not to renew leases based on various strategic factors such as operating strength of the occupying tenant, its retail category, merchandising composition of the property, other leasing opportunities available to us or redevelopment plans for the property. In our efforts to lease space, we compete with numerous developers, owners and operators of retail properties, many of whom own properties similar to, and in the same sub-markets as, our properties. As a result, we cannot assure you that leases will be renewed or that current or future vacancies will be re-leased at rental rates equal to or above the current average rental rates without significant down time, or that substantial lease inducements, rent abatements, tenant improvements, early termination and co-tenancy rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. Additionally, we may incur significant capital expenditures or accommodate requests for renovations and other improvements to make our properties more attractive to tenants. If we choose not to or are unable to renew existing leases, lease vacant space or re-lease space as leases expire, or if rents associated with new or renewed leases are less than expiring rents or we incur significant capital expenditures to improve our properties, our cash flow, financial condition and results of operations could be adversely affected.

Our inability to collect rents from tenants or collect balances due on our leases from any tenants in bankruptcy or experiencing other significant financial hardship may negatively impact our cash flow, financial condition and results of operations.
Substantially all of our income is derived from rentals of real property. If sales generated by retailers operating at our properties decline sufficiently or if tenants encounter other significant financial hardships, they may be unable to pay their existing minimum rents or other charges. Tenants may also decline to extend or renew a lease upon its expiration on terms favorable to us, or at all, or may even exercise early termination rights to the extent available. If a significant number of our tenants are unable to make their rental payments to us or otherwise meet their lease obligations, our cash flow, financial condition and results of operations may be materially and adversely affected. In addition, although minimum rent is generally supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close their stores. In the event that a tenant with a significant number of leases at our properties files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and we may not be able to collect all pre-petition amounts owed, which could adversely affect our cash flow, financial condition and results of operations.
If any of our anchor tenants experience a downturn in their business or terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Anchor tenants occupy a significant amount of the square footage and pay a significant portion of the total rent in our retail operating portfolio. Specifically, our 20 largest tenants based on ABR, many of which are anchor tenants, represent 35.6% of occupied GLA and 26.3% of ABR as of December 31, 2019. In addition, anchor tenants and “shadow” anchors, or retailers in or adjacent to our properties that occupy space we do not own, contribute to the success of other tenants by drawing customers to a property. The bankruptcy, insolvency or downturn in business of any of our anchor tenants could adversely affect our cash flow, financial condition and results of operations.
If small shop tenants are not successful and, consequently, terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Small shop tenants, those that occupy less than 10,000 square feet, in our retail operating portfolio represent 32.0% of occupied GLA, but 48.7% of ABR as of December 31, 2019. Such tenants may have more limited resources than larger tenants and, as a result, may be more vulnerable to negative economic conditions. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and results of operations could be adversely affected.
Many of the leases at our retail properties contain provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our cash flow, financial condition and results of operations.
Some anchor tenants have the right to cease operations, vacate their space and continue to pay rent through the end of their lease term, which inhibits our ability to re-lease the space during that period and would result in lower physical occupancy levels at the property. Additionally, many of the leases at our retail properties contain provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or potentially its obligation to remain in the lease on certain factors, including (i) the presence and continued operation of a certain anchor tenant or tenants, (ii) minimum occupancy levels at the applicable property or (iii) the amount of tenant sales. If such a provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, have its rent reduced or terminate its lease early. A tenant ceasing operations as a result of these provisions could cause a decrease in customer traffic and, therefore, decreased sales for other tenants at that property. To the extent these provisions result in lower revenue, our cash flow, financial condition and results of operations could be adversely affected.
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
In order to maintain our qualification as a REIT, under the Code, we are generally required to annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, as a REIT, we will be subject to income tax at the generally applicable corporate rate to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including, among others, redevelopment and acquisition activities, payments of principal and interest on our existing debt, tenant improvements and leasing costs) from operating cash flow, and our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the necessary capital on favorable terms, in the time period we desire, or at all. Additional debt we incur may increase our leverage, expose us to the risk of default and impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders. If we cannot obtain capital from third-party sources, we may be unable to acquire or redevelop properties when strategic opportunities exist, satisfy our principal and interest obligations or make cash distributions to our shareholders necessary to maintain our qualification as a REIT.
We may be unable to sell a property at the time we desire and on favorable terms or at all, which could limit our ability to access capital through dispositions and could adversely affect our cash flow, financial condition and results of operations.
Real estate investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including, among others, (i) competition from other sellers, (ii) increases in market capitalization rates and (iii) the availability of attractive financing for potential buyers of our properties, and we cannot predict the market conditions affecting real estate investments that will exist at any particular time in the future. As a result of the uncertainty of market conditions, we cannot provide any assurance that we will be able to sell properties at a profit, or at all. In addition, and subject to certain safe harbor provisions, the Code generally imposes a 100% tax on gain recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business rather than for investment, which may cause us to forego or defer sales of properties that otherwise would be attractive from a pre-tax perspective. Accordingly, our ability to access capital through dispositions may be limited, which could limit our ability to fund future capital needs.
We may be unable to complete acquisitions, and even if acquisitions are completed, our operating results at acquired properties may not meet our financial expectations.
We continue to evaluate the market of available properties and expect to continue to acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms or at all and successfully operate or develop them is subject to the following risks:

•
we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including other REITs, real estate operating companies and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential investors may significantly increase the purchase price;

•	we may incur significant costs and divert management’s attention in connection with the evaluation and negotiation of potential acquisitions, including ones that are subsequently not completed;

•	we may be unable to finance acquisitions on favorable terms and in the time period we desire, or at all;

•	we may be unable to quickly and efficiently integrate newly acquired properties, particularly the acquisition of portfolios of properties, into our existing operations;

•	we may acquire properties that are not initially accretive to our results, and we may not successfully manage and lease those properties to meet our expectations; and

•
we may acquire properties that are subject to liabilities with limited or no recourse to former owners with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons to former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we are unable to acquire properties on favorable terms, obtain financing in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our cash flow, financial condition and results of operations could be adversely affected.
Joint venture investments could be adversely affected by our lack of sole decision-making authority.
As of December 31, 2019, we had entered into three joint ventures in connection with two of our expansion and redevelopment projects, One Loudoun Downtown and Carillon, and we may enter into additional joint venture arrangements in the future. Our existing joint ventures and any additional joint venture arrangements in which we may engage in the future are, or could be, subject to various risks, including the following:

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
As of December 31, 2019, we had three active expansion and redevelopment projects, Circle East, One Loudoun Downtown and Carillon. We have invested a total of approximately $42,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partners at One Loudoun Downtown and Carillon. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $319,000 to $352,000 of additional investment from us to complete these projects. We anticipate engaging in additional development, redevelopment, expansion and pad development of commercial retail space and residential units in the future. In addition to the risks associated with real estate investments in general as described elsewhere herein, the risks associated with future development, redevelopment, expansions and pad development activities include the following:

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

•	significant time lag between commencement and stabilization resulting in delayed returns and greater risks due to fluctuations in the general economy, shifts in demographics and competition;

•	decrease in customer traffic during the redevelopment period causing a decrease in tenant sales;

•	inability to secure key anchor or other tenants for commercial retail projects or complete the lease-up of residential units at anticipated absorption rates or at all;

•	occupancy and rental rates at a newly completed project may not meet expectations;

•	loss of deposits or failure to recover expenses already incurred in connection with development opportunities we ultimately determine not to pursue; and

•
suspension of development projects after construction has begun due to changes in economic conditions or other factors that may result in the write-off of costs, payment of additional costs or increases in overall costs if and when the project is restarted.

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
Investment returns from our developed and redeveloped properties may be less than anticipated.
Our developed and redeveloped properties may be exposed to the following risks, among others:

•	we may lease properties at rental rates that are less than the rates projected at the time we decide to undertake the project;

•	operating expenses and construction costs may be greater than projected at the start of the project, resulting in our investment being less profitable than we expected; and

•
occupancy rates and rents at newly developed and redeveloped properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all.

We are subject to litigation that could negatively impact our cash flow, financial condition and results of operations.
From time to time, we are a defendant in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we may not be able to accurately predict the ultimate outcome of any such litigation or proceedings. A significant unfavorable outcome could negatively impact our cash flow, financial condition and results of operations.
If we are found to be in breach of a ground lease at one of our properties or are unable to renew a ground lease, we could be materially and adversely affected.
As of December 31, 2019, we have six properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate these properties. Assuming we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2050 and 2115. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. If we were to lose the right to operate a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.
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
A number of our properties are located in areas which are susceptible to, and could be significantly affected by, natural disasters that could cause significant damage. For example, many of our properties are located in coastal regions and would, therefore, be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms to the extent they are located in impacted areas. In addition, some of our properties are located in regions that are especially susceptible to earthquakes.
The occurrence of terrorist acts could significantly increase the premiums paid for terrorism insurance coverage. Further, in some cases, mortgage lenders insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable costs, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide assurance that we will have adequate coverage for such losses and, to the extent we are required to pay unexpectedly large amounts for insurance, our cash flow, financial condition and results of operations could be materially and adversely affected.
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
Under various federal, state and local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous or toxic substances at, on, in, under or from such property, including costs for investigation, disposal, remediation, natural resource damages or third party liability. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may adversely affect our ability to sell, redevelop, or lease such property or borrow funds using the property as collateral. While we complete environmental site assessments described in Item 1. “Business — Environmental Matters” at our investment properties, these assessments have a limited scope and may not reveal all potential environmental liabilities. As a result, (i) we may not be aware of all potential environmental liabilities, (ii) a previous owner or tenant may have created a material environmental condition not known to us, (iii) our properties may be affected by tenants or nearby properties or other unrelated third parties, and (iv) future uses or conditions, or changes in environmental laws and regulations may result in material environmental liabilities to us. To the extent we incur costs or liabilities as a result of environmental issues, our cash flow, financial condition and results of operations could be materially and adversely affected.
We could experience a decline in the fair value of our assets, which could materially and adversely impact our results of operations.
A decline in the fair value of our assets could require us to recognize an impairment charge on such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the asset’s carrying value. If such a determination were to be made, we would recognize an impairment charge through earnings and write down the carrying value of such assets to a new cost basis based on the fair value of such assets on the date they are considered to not be recoverable. For the years ended

December 31, 2019, 2018 and 2017, we recognized aggregate impairment charges related to investment properties of $12,298, $2,079 and $67,003, respectively. We may be required to recognize additional asset impairment charges in the future.
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
Corporate responsibility, specifically related to environmental, social and governance (ESG) factors, may impose additional costs and expose us to new risks.
We are focused on corporate responsibility, specifically related to environmental, social and governance factors. In addition, some investors may use these factors to guide their investment strategies, and potential and current employees, vendors and business partners may consider these factors when extending and establishing relationships with us. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurements of corporate responsibility performance. We are focused on being a responsible corporate citizen and provide disclosure regarding our existing ESG programs on our ESG microsite at www.rpaiesg.com; however, we have not completed a formal third-party assessment. We may face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituencies. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors instead and employees, vendors and business partners may choose not to do business with us. The occurrence of any of the foregoing could have an adverse effect on the market price of our common stock and our cash flow, financial condition and results of operations, including increased capital expenditures and/or operating expenses.
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
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our publicly traded debt and our ability to access the public debt markets. Credit ratings may be revised or withdrawn at any time by a rating agency at its sole discretion. We do not undertake any obligation to maintain our ratings or advise our debt holders of any change in our ratings. There can be no assurance that we will be able to maintain our current credit ratings. Adverse changes in our credit ratings could impact our ability to obtain additional debt and equity financing on favorable terms, or at all, and could significantly reduce the market price of our publicly traded debt.
Our cash flow, financial condition and results of operations could be adversely affected by financial and other covenants and provisions under the unsecured credit agreement governing our Unsecured Credit Facility or our other debt agreements.
Our Unsecured Credit Facility, which is comprised of our unsecured revolving line of credit and unsecured term loan, is governed by our unsecured credit agreement (the Unsecured Credit Agreement). Our other debt agreements include, but are not limited to, the Indenture, as supplemented, governing our Notes Due 2025 (the Indenture), the note purchase agreements governing our Notes Due 2021, 2024, 2026, 2028 and 2029 (the Note Purchase Agreements) and the credit agreements governing our Term Loans Due 2023, 2024 and 2026 (the Term Loan Agreements). The Unsecured Credit Agreement, the Indenture, the Note Purchase Agreements, the Term Loan Agreements and any future debt agreements require, or may require, compliance with certain financial and operating covenants, including, among others, the requirement to maintain maximum unencumbered, secured and consolidated leverage ratios, minimum interest, fixed charge, debt service and unencumbered interest coverage ratios, a minimum ratio of assets to unsecured debt and a minimum consolidated net worth. They also contain or may contain customary events of default, including defaults on any of our recourse indebtedness in excess of $50,000. The provisions of these agreements could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or other accretive transactions.
In addition, our senior unsecured debt obligations, including our Unsecured Credit Facility, Notes Due 2021, 2024, 2025, 2026, 2028 and 2029 and Term Loans Due 2023, 2024 and 2026, are pari passu in priority of payment. Therefore, a breach of these covenants or other events of default would allow the lenders to require us to accelerate payment of amounts outstanding under one or all of these agreements. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full and, as a result, such an event could have a material adverse effect on our cash flow, financial condition and results of operations.
Given the restrictions in our debt covenants, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or pursue strategic opportunities in the future.
Increases in interest rates would cause our borrowing costs to rise and may limit our ability to refinance debt.
Although a significant amount of our outstanding debt has fixed interest rates, we also borrow funds at variable interest rates. As of December 31, 2019, we had $18,000 of unhedged London Interbank Offered Rate (LIBOR)-based variable rate debt outstanding. Increases in interest rates would increase our interest expense on any outstanding unhedged variable rate debt and would affect the terms under which we refinance our existing debt as it matures, which would adversely affect our cash flow, financial condition and results of operations.
We may be adversely affected by the discontinuation of LIBOR.
In July 2017, the Financial Conduct Authority in the U.K., which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative interest rates will occur over the course of the next few years. As of December 31, 2019, we had $738,000 of debt that was indexed to LIBOR, including our unsecured credit facility term loan due 2021, unsecured credit facility revolving line of credit, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026, as well as interest rate swap agreements that hedge the variable cash flows associated with variable rate debt with an aggregate notional amount of $720,000. Of the total $738,000 of debt and $720,000 notional swap amount that is indexed to LIBOR, $488,000 and $470,000, respectively, mature after 2021.
When LIBOR is discontinued, the interest rate for our debt that is indexed to LIBOR will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuation. In addition, we expect that amendments will be made to our interest rate swap agreements that will result in the LIBOR-based swap rate reverting, upon the occurrence of such events, to the same rate that would be expected to be used as the replacement rate or alternate base rate under the related debt agreements. The full impact of the expected transition away from LIBOR and the discontinuation of LIBOR after 2021 is not known, but these changes could adversely affect our cash flow, financial condition and results of operations.

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
Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without shareholder approval, to (i) increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, (ii) issue authorized but unissued shares of our common stock or preferred stock, (iii) classify or reclassify any unissued shares of our common stock or preferred stock and (iv) set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. In addition, our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control that might involve a premium price for our common stock or that our shareholders may believe is in their best interests.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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
In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code to include certain kinds of entities, during the last half of any taxable year other than the first year for which we made a REIT election. To assist us in qualifying as a REIT, our charter contains an aggregate stock ownership limit of 9.8% and a common stock ownership limit of 9.8%. Generally, shareholders must include stock of affiliates for purposes of determining whether they own stock in excess of any of these ownership limits.
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
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income and we will be subject to U.S. federal income tax at the generally applicable corporate rate as well as state and local taxes, which may have adverse consequences on our total return to our shareholders.
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

•	publication of research reports about us or our industry by securities analysts;

•	speculation in the press or investment community;

•	passage of legislation or other regulatory developments that adversely affect us, our tax status, or our industry;

•	changes in accounting principles;

•	our failure to satisfy the listing requirements of the NYSE;

•	our failure to comply with the requirements of the Sarbanes‑Oxley Act;

•	our failure to qualify as a REIT; and

•	general market conditions, including factors unrelated to our performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our cash flow, financial condition and results of operations.
Increases in market interest rates may result in a decrease in the value of our publicly traded debt and equity securities.
One of the factors that may influence the prices of our publicly traded debt and equity securities is the interest rate on our publicly traded debt and the dividend yield on our common stock relative to market interest rates. If market interest rates, which are currently at low levels relative to historical rates, rise, our borrowing costs could rise and result in less funds being available for distribution. Therefore, we may not be able to, or we may choose not to, provide a higher distribution rate on our common stock. In addition, fluctuations in interest rates could adversely affect the market value of our properties. These factors could result in a decline in the market prices of our publicly traded debt and equity securities.
Future offerings of debt securities, which would be senior to our common stock, would dilute the interests of our existing shareholders and may adversely affect the market price of our common stock.
We currently have $800,000 of unsecured notes outstanding and in the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred or common stock. Holders of debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Furthermore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. We are not required to offer any such equity securities to existing shareholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market price of our common stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.

Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends on our common stock is limited by the laws of the State of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the normal course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the normal course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Our common stock dividend policy may change in the future.
The timing, amount and composition of any future dividends to our common shareholders will be at the sole discretion of our board of directors and will depend upon a variety of factors as to which no assurance can be given. Our ability to pay dividends to our common shareholders depends, in part, on our operating results, overall financial condition, capital requirements, access to capital and the annual distribution requirements under the REIT provisions of the Code. Any change in our dividend policy could have an adverse effect on the market price of our common stock.
Changes in accounting standards may adversely impact our financial results.
The Financial Accounting Standards Board (FASB) periodically issues new guidance that can impact how we account for transactions. As new standards are issued, we work to understand any changes; however, we are unable to predict the full impact new accounting standards not yet adopted or future standards could have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth summary information regarding our retail operating portfolio as of December 31, 2019. Square feet of GLA is presented in thousands. This information is grouped into divisions based on the manner in which we have structured our asset management, property management and leasing operations. For additional property details on our operating portfolio, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Division	Number of Properties	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	GLA	% of Total GLA	Occupancy (a)
Eastern Division
Florida, Georgia, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia	41	$155,878	42.0%	$20.05	8,139	40.8%	95.5%
Western Division
Arizona, California, Illinois, Missouri, Texas, Washington	63	215,257	58.0%	19.15	11,833	59.2%	95.0%
Total retail operating portfolio (b)	104	$371,135	100.0%	$19.52	19,972	100.0%	95.2%

(a)	Calculated as the percentage of economically occupied GLA as of December 31, 2019. Including leases signed but not commenced, our retail operating portfolio was 96.2% leased as of December 31, 2019.

(b)
Excludes (i) our active expansion and redevelopment projects at Circle East, One Loudoun Downtown – Pads G & H and Carillon, and (ii) the multi-family rental units at Plaza del Lago, which were placed in service during the three months ended September 30, 2019.

The following table sets forth information regarding the 20 largest tenants in our retail operating portfolio based on ABR as of December 31, 2019. Square feet of GLA is presented in thousands.

Tenant	Primary DBA/Number of Stores	Number of Stores	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	Occupied GLA	% of Occupied GLA
Best Buy Co., Inc.	Best Buy (11), Pacific Sales (1)	12	$8,857	2.4%	$18.04	491	2.6%
The TJX Companies, Inc.	T.J. Maxx (11), Marshalls (7), HomeGoods (6), Homesense (1)	25	7,967	2.1%	10.82	736	3.9%
AB Acquisition LLC	Safeway (4), Jewel-Osco (3), Tom Thumb (2)	9	6,674	1.8%	13.73	486	2.5%
Bed Bath & Beyond Inc.	Bed Bath & Beyond (12), Cost Plus World Market (3), buybuy BABY (2)	17	6,344	1.7%	14.04	452	2.4%
Ross Stores, Inc.	Ross Dress for Less	18	6,097	1.6%	11.55	528	2.8%
PetSmart, Inc.		17	5,764	1.6%	16.66	346	1.8%
Ahold U.S.A. Inc.	Stop & Shop (3), Giant Eagle (1)	4	5,468	1.5%	22.60	242	1.3%
Gap Inc.	Old Navy (13), The Gap (4), Banana Republic (3), Janie & Jack (2), Athleta (1), Gap Factory Store (1)	24	5,342	1.4%	20.01	267	1.4%
Michaels Stores, Inc.	Michaels	16	4,855	1.3%	12.88	377	2.0%
BJ’s Wholesale Club, Inc.		2	4,659	1.3%	19.02	245	1.3%
Ascena Retail Group, Inc.	Lane Bryant (10), Catherine’s (5), Dress Barn (5), Justice (5), LOFT (5), Ann Taylor (4)	34	4,063	1.1%	22.83	178	0.9%
Lowe’s Companies, Inc.		4	3,944	1.1%	6.47	610	3.2%
Regal Entertainment Group	Edwards Cinema	1	3,882	1.0%	31.06	125	0.7%
The Kroger Co.	Kroger (5), Harris Teeter (1), QFC (1)	7	3,639	1.0%	10.43	349	1.8%
Barnes & Noble, Inc.		7	3,592	1.0%	20.88	172	0.9%
The Home Depot, Inc.		3	3,404	0.9%	9.38	363	1.9%
Office Depot, Inc.	Office Depot (8), OfficeMax (2)	10	3,397	0.9%	14.71	231	1.2%
Party City Holdings Inc.		16	3,383	0.9%	14.15	239	1.3%
Ulta Beauty, Inc.		14	3,183	0.9%	21.36	149	0.8%
Petco Animal Supplies, Inc.		13	3,155	0.8%	17.63	179	0.9%
Total Top Retail Tenants		253	$97,669	26.3%	$14.44	6,765	35.6%
The following table sets forth a summary, as of December 31, 2019, of lease expirations scheduled to occur during 2020 and each of the nine calendar years from 2021 to 2029 and thereafter, assuming no exercise of renewal options or early termination rights for all leases in our retail operating portfolio. The following table is based on leases commenced as of December 31, 2019. Square feet of GLA is presented in thousands.

Lease Expiration Year	Lease Count	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	GLA	% of Occupied GLA
2020 (a)	316	$27,041	7.2%	$23.78	1,137	6.0%
2021	316	46,439	12.6%	20.09	2,311	12.1%
2022	361	52,500	14.2%	17.03	3,083	16.2%
2023	353	50,291	13.5%	19.58	2,568	13.5%
2024	424	61,857	16.7%	20.13	3,073	16.2%
2025	176	33,201	9.0%	17.34	1,915	10.1%
2026	94	18,555	5.0%	20.82	891	4.7%
2027	82	13,078	3.5%	15.97	819	4.3%
2028	81	18,706	5.0%	23.27	804	4.2%
2029	99	21,837	5.9%	21.26	1,027	5.4%
Thereafter	93	27,089	7.3%	19.89	1,362	7.2%
Month-to-month	14	541	0.1%	20.04	27	0.1%
Total	2,409	$371,135	100.0%	$19.52	19,017	100.0%

(a)	Excludes month-to-month leases.
As of December 31, 2019, our weighted average remaining lease term is 4.8 years.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock trades on the NYSE under the trading symbol RPAI. The closing price of our Class A common stock on February 14, 2020, as reported on the NYSE, was $12.70 per share.
As of February 14, 2020, there were approximately 11,700 record holders of our Class A common stock, which does not include individuals or entities who beneficially own shares but whose shares of record are held by a broker or clearing agency.
We declared quarterly distributions totaling $0.6625 per share of our Class A common stock during 2019 and 2018.
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
If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital or by borrowing funds, issuing equity or selling assets. Our actual results of operations will be affected by a number of factors, including the revenues we receive from tenants at our properties, our operating and other expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially and adversely affect our actual results of operations, please see Item 1A. “Risk Factors.”
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2019.
Issuer Purchases of Equity Securities
The following table summarizes the number of shares of Class A common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted shares for the specified periods and amounts outstanding under our common stock repurchase program:

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
October 1, 2019 to October 31, 2019	—	$—	N/A	$189,105
November 1, 2019 to November 30, 2019	—	$—	N/A	$189,105
December 1, 2019 to December 31, 2019	55	$13.40	N/A	$189,105
Total	55	$13.40	N/A	$189,105

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
RETAIL PROPERTIES OF AMERICA, INC.
As of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015
(Amounts in thousands, except per share amounts)

	2019	2018	2017	2016	2015
Net investment properties	$3,296,490	$3,379,152	$3,569,937	$4,056,173	$4,254,647
Total assets	$3,586,362	$3,647,470	$3,918,264	$4,452,973	$4,621,251
Total debt	$1,624,925	$1,622,049	$1,746,086	$1,997,925	$2,166,238
Total shareholders’ equity	$1,632,477	$1,746,591	$1,885,700	$2,152,086	$2,155,337

Revenues	$481,686	$482,497	$538,139	$583,143	$603,960
Total expenses	(389,003)	(368,987)	(478,904)	(456,997)	(462,890)
Interest expense	(76,571)	(73,746)	(146,092)	(109,730)	(138,938)
Gain on sales of investment properties	18,872	37,211	337,975	129,707	121,792
Other, net	(2,587)	665	373	20,694	1,700
Net income	32,397	77,640	251,491	166,817	125,624
Net income attributable to noncontrolling interests	—	—	—	—	(528)
Net income attributable to the Company	32,397	77,640	251,491	166,817	125,096
Preferred stock dividends	—	—	(13,867)	(9,450)	(9,450)
Net income attributable to common shareholders	$32,397	$77,640	$237,624	$157,367	$115,646

Earnings per common share – basic and diluted	$0.15	$0.35	$1.03	$0.66	$0.49

Distributions declared – preferred	$—	$—	$9,161	$9,450	$9,450
Distributions declared per preferred share	$—	$—	$1.70	$1.75	$1.75
Excess of redemption value over carrying value of preferred stock redemption	$—	$—	$4,706	$—	$—
Distributions declared – common	$141,528	$144,409	$151,612	$157,168	$157,173
Distributions declared per common share	$0.66	$0.66	$0.66	$0.66	$0.66

Cash flows provided by operating activities	$231,491	$204,163	$247,516	$266,130	$266,650
Cash flows (used in) provided by investing activities	$(90,302)	$87,275	$608,302	$12,444	$2,623
Cash flows used in financing activities	$(146,343)	$(358,172)	$(851,832)	$(283,453)	$(352,806)

Weighted average number of common shares outstanding – basic	212,948	217,830	230,747	236,651	236,380
Weighted average number of common shares outstanding – diluted	213,198	218,231	230,927	236,951	236,382

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Business” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in markets where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse impact of e-commerce developments and shifting consumer retail behavior on our tenants;

•	interest rates or operating costs;

•	the discontinuation of LIBOR;

•	real estate and zoning laws and changes in real property tax rates;

▪	real estate valuations;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions and dispositions, including our ability to identify and pursue acquisition and disposition opportunities;

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
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of December 31, 2019, we owned 104 retail operating properties in the United States representing 19,972,000 square feet of GLA and had three active expansion and redevelopment projects. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of December 31, 2019:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	63	10,244	95.5%	96.8%
Power centers	23	4,922	96.2%	96.8%
Lifestyle centers and mixed-use properties (b)	16	4,545	93.4%	94.0%
Total multi-tenant retail	102	19,711	95.2%	96.2%
Single-user retail	2	261	100.0%	100.0%
Total retail operating properties	104	19,972	95.2%	96.2%
Expansion and redevelopment projects:
Circle East (c)	1
One Loudoun Downtown – Pads G & H (d)	—
Carillon	1
Total number of properties	106

(a)	Includes leases signed but not commenced.

(b)	Excludes the 18 multi-family rental units at Plaza del Lago. As of December 31, 2019, 14 multi-family rental units were leased at an average monthly rental rate per unit of $1,309.

(c)
The redevelopment at Circle East is no longer combined with our neighboring property Towson Square, which increased our property count within expansion and redevelopment projects by one. There was no change to the property count of lifestyle centers and mixed-use properties as Towson Square remains within our retail operating portfolio.

(d)	The operating portion of this property is included in the property count of lifestyle centers and mixed-use properties within our retail operating portfolio.

During the first half of 2018, we completed our portfolio transformation and are now a prominent owner of multi-tenant retail properties, many with a mixed-use component, primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin.
We are primarily focused on growing our portfolio organically through (i) accretive leasing activity and (ii) mixed-use expansion and redevelopment projects. During 2019, we recorded a series of accomplishments in each of these primary areas of focus.
Our 2019 leasing activity was accretive as we signed 498 new and renewal leases across 3,255,000 square feet of GLA for a blended comparable re-leasing spread of 8.1%, achieving positive comparable cash leasing spreads of 19.7% on signed new leases and 5.3% on signed renewal leases. This 2019 signed leasing activity represents approximately 16% of our portfolio GLA, just shy of our record high of approximately 17% achieved in 2018. These signings helped us achieve record highs in a number of leasing, occupancy and ABR statistics as of December 31, 2019, including (i) retail portfolio occupancy of 95.2%, (ii) retail portfolio percent leased, including leases signed but not commenced, of 96.2%, (iii) retail anchor tenant occupancy of 97.6% and (iv) retail anchor tenant percent leased, including leases signed but not commenced, of 98.8%, as well as retail portfolio ABR per occupied square foot of $19.52. During 2019, we also achieved average annual contractual rent increases on signed new leases of approximately 180 basis points.
Our active and near-term expansion and redevelopment projects consist of approximately $372,000 to $407,000 of expected investment through 2022, equivalent to approximately 12% of the net book value of our investment properties as of December 31, 2019. These predominantly mixed use-focused projects include the redevelopments at Circle East and phase one at Carillon, the expansion projects of Pads G & H at One Loudoun Downtown and site and building reconfiguration at The Shoppes at Quarterfield as well as the vacant pad development at Southlake Town Square. Our current portfolio of assets contains numerous additional projects in the longer-term pipeline, including, among others, future phases at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
During 2019, we recorded several milestones related to our expansion and redevelopment projects. We placed the redevelopment of the multi-family rental units at Plaza del Lago, our first multi-family rental redevelopment, in service. At Carillon, we executed a joint venture agreement for the medical office building component at phase one of the project and completed demolition work on approximately 290,000 square feet of vacant retail GLA. We also broke ground on Pads G & H at One Loudoun Downtown. Lastly, we signed our first lease at the Circle East redevelopment with a prominent fast casual restaurant operator.
2019 Company Highlights
Developments in Progress
During the year ended December 31, 2019, we:

•	invested $29,470 in our expansion and redevelopment projects at Circle East, Plaza del Lago, One Loudoun Downtown and Carillon;

•
commenced development of Pads G & H at One Loudoun Downtown and redevelopment at Carillon and reclassified the related costs from “Buildings and other improvements” into “Developments in progress” in the accompanying consolidated balance sheets; and

•
placed the Plaza del Lago multi-family rental redevelopment project in service and reclassified the related costs from “Developments in progress” into “Buildings and other improvements” in the accompanying consolidated balance sheets.

The following table summarizes the carrying amount of developments in progress as of December 31, 2019:

Property Name	MSA	December 31, 2019
Active expansion and redevelopment projects:
Circle East	Baltimore	$33,628
One Loudoun Downtown	Washington, D.C.	27,868
Carillon	Washington, D.C.	26,407
		87,903
Land held for future development:
One Loudoun Uptown	Washington, D.C.	25,450
Total developments in progress		$113,353
Acquisitions
The following table summarizes our acquisitions during the year ended December 31, 2019:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
March 7, 2019	North Benson Center	Seattle	Multi-tenant retail	70,500	$25,340
June 10, 2019	Paradise Valley Marketplace – Parcel	Phoenix	Land (a)	—	1,343
August 13, 2019	Southlake Town Square – Parcel	Dallas	Single-user parcel (b)	3,100	3,293
				73,600	$29,976

(a)	We acquired a parcel adjacent to our Paradise Valley Marketplace multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

(b)	We acquired a single-user parcel at our Southlake Town Square multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.
Dispositions
The following table summarizes our dispositions during the year ended December 31, 2019:

Date	Property Name	Property Type	Square Footage	Consideration
March 8, 2019	Edwards Multiplex – Fresno (a)	Single-user retail	94,600	$25,850
June 28, 2019	North Rivers Towne Center	Multi-tenant retail	141,500	18,900
			236,100	$44,750

(a)	Prior to the disposition, we were subject to a ground lease whereby we leased the underlying land from a third party. The ground lease was assumed by the purchaser in connection with the disposition.
In addition to the property dispositions listed above, during the year ended December 31, 2019, we received consideration of $5,089 in connection with the second and third phases of the sale of a land parcel at One Loudoun Downtown, which included rights to develop 22 residential units.

Market Summary
The following table summarizes our retail operating portfolio by market as of December 31, 2019. Square feet of GLA is presented in thousands.

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$84,821	23.2%	$22.77	3,942	20.0%	94.5%	94.8%
Washington, D.C.	8	39,860	10.9%	29.44	1,388	7.0%	97.5%	97.5%
New York	9	37,797	10.3%	29.80	1,292	6.6%	98.1%	98.1%
Chicago	8	29,156	8.0%	23.63	1,358	6.9%	90.9%	91.3%
Seattle	9	23,879	6.5%	16.45	1,548	7.9%	93.8%	98.2%
Baltimore	5	23,066	6.3%	16.07	1,604	8.1%	89.5%	94.0%
Atlanta	9	20,648	5.7%	13.85	1,513	7.7%	98.5%	98.5%
Houston	9	16,446	4.5%	15.01	1,141	5.8%	96.0%	97.1%
San Antonio	3	12,825	3.5%	18.04	722	3.7%	98.5%	98.5%
Phoenix	3	10,959	3.0%	17.92	632	3.2%	96.8%	98.1%
Los Angeles	1	5,711	1.6%	25.98	241	1.2%	91.1%	93.8%
Riverside	1	4,508	1.2%	15.72	292	1.5%	98.1%	98.1%
St. Louis	1	4,275	1.2%	9.60	453	2.3%	98.3%	98.3%
Charlotte	1	3,964	1.1%	13.68	320	1.6%	90.6%	90.6%
Tampa	1	2,378	0.7%	19.51	126	0.6%	97.0%	97.0%
Subtotal	87	320,293	87.7%	20.35	16,572	84.1%	95.0%	96.1%

Non-Top 25 MSAs (b)	15	44,978	12.3%	14.91	3,139	15.9%	96.0%	96.5%

Total Multi-Tenant Retail	102	365,271	100.0%	19.47	19,711	100.0%	95.2%	96.2%

Single-User Retail	2	5,864		22.49	261		100.0%	100.0%

Total Retail Operating Portfolio (c)	104	371,135		$19.52	19,972		95.2%	96.2%

(a)
Excludes $1,898 of multi-tenant retail ABR and 106 square feet of multi-tenant retail GLA attributable to Circle East and Carillon, both of which are in active redevelopment and are located in the Baltimore and Washington, D.C. MSAs, respectively. Including these amounts, 87.8% of our multi-tenant retail ABR and 84.2% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs and Non-Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)
Excludes the 18 multi-family rental units at Plaza del Lago, which were placed in service during the three months ended September 30, 2019. As of December 31, 2019, 14 multi-family rental units were leased at an average monthly rental rate per unit of $1,309.

Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the year ended December 31, 2019. Leasing activity related to our active and near-term expansion and redevelopment projects is also included beginning in the fourth quarter of 2019. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF (b)
Comparable Renewal Leases	310	1,989	$20.59	$19.56	5.3%	4.8	$2.15
Comparable New Leases	76	469	23.93	20.00	19.7%	9.7	58.31
Non-Comparable New and Renewal Leases (c)	112	797	18.53	N/A	N/A	7.7	31.96
Total	498	3,255	$21.23	$19.64	8.1%	6.3	$17.05

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Excludes tenant allowances and related square foot amounts at our active and near-term expansion and redevelopment projects. These tenant allowances are included in the expected investment for each project.

(c)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.

We anticipate our leasing efforts in 2020 will focus on (i) vacant anchor and small shop space, (ii) upcoming lease expirations and (iii) spaces within our expansion and redevelopment projects. As we lease these spaces, we look to capitalize on the opportunity to mark rents to market, upgrade our tenancy and optimize the mix of operators and unique retailers at our properties.
Capital Markets
During the year ended December 31, 2019, we:

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

•	repaid $255,000, net of borrowings, on our unsecured revolving line of credit; and

•	repaid $107,671 of mortgages payable, incurred $8,151 of debt prepayment fees and made scheduled principal payments of $2,875 related to amortizing loans.
Distributions
We declared quarterly distributions totaling $0.6625 per share of our Class A common stock during 2019.
Results of Operations
The following information summarizes our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. Information pertaining to fiscal year 2017 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 beginning on page 25 under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 13, 2019 and which information is incorporated by reference in this Item 7.

Comparison of Results for the Years Ended December 31, 2019 to 2018

	Year Ended December 31,
	2019	2018	Change
Revenues:
Lease income	$481,686	$482,497	$(811)

Expenses:
Operating expenses	68,396	74,885	(6,489)
Real estate taxes	73,247	73,683	(436)
Depreciation and amortization	194,573	175,977	18,596
Provision for impairment of investment properties	12,298	2,079	10,219
General and administrative expenses	40,489	42,363	(1,874)
Total expenses	389,003	368,987	20,016

Other (expense) income:
Interest expense	(76,571)	(73,746)	(2,825)
Gain on sales of investment properties	18,872	37,211	(18,339)
Other (expense) income, net	(2,587)	665	(3,252)
Net income	32,397	77,640	(45,243)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$32,397	$77,640	$(45,243)
Net income attributable to common shareholders decreased $45,243 from $77,640 for the year ended December 31, 2018 to $32,397 for the year ended December 31, 2019 primarily as a result of the following:

•
an $18,596 increase in depreciation and amortization primarily due to the write-off of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment during the year ended December 31, 2019. No such write-off occurred during the year ended December 31, 2018;

•
an $18,339 decrease in gain on sales of investment properties related to the sale of two investment properties, representing approximately 236,100 square feet of GLA, and the sale of two land parcels during the year ended December 31, 2019 compared to the sale of 10 investment properties and a land parcel, representing approximately 1,831,200 square feet of GLA, and the sale of air rights at Circle East during the year ended December 31, 2018; and

•
a $10,219 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying consolidated financial statements), we recognized impairment charges of $12,298 and $2,079 during the years ended December 31, 2019 and 2018, respectively;

partially offset by

•
a $6,489 decrease in operating expenses primarily due to the sales of operating properties during 2018 and 2019 as well as termination fee expense of $1,900 incurred during 2018 related to the Toys “R” Us auction process whereby we were the winning bidder on two leases. No such termination fee expense was incurred during 2019.

Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than lease termination fee expense and non-cash ground rent expense, which is comprised of straight-line ground rent expense and amortization of acquired ground lease intangibles for the year ended December 31, 2018 and amortization of right-of-use lease assets and amortization of lease liabilities for the year ended December 31, 2019. NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Net income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and

NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.
Same store portfolio – 2019 and 2018
For the year ended December 31, 2019, our same store portfolio consisted of 102 retail operating properties acquired or placed in service and stabilized prior to January 1, 2018. The number of properties in our same store portfolio increased to 102 as of December 31, 2019 from 101 as of December 31, 2018 as a result of the following:

•	the addition of three same store investment properties acquired prior to January 1, 2018;
partially offset by

•	the removal of two same store investment properties sold during the year ended December 31, 2019.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired after December 31, 2017;

•	Reisterstown Road Plaza, which was reclassified from active redevelopment into our retail operating portfolio during 2018;

•	the multi-family rental units at Plaza del Lago, a redevelopment project that was placed in service during 2019;

•	Circle East, which is in active redevelopment;

•	One Loudoun Downtown – Pads G & H, which are in active development;

•	Carillon, which is in active redevelopment;

•	properties that were sold or held for sale in 2018 and 2019; and

•	the net income from our wholly owned captive insurance company.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Net income attributable to common shareholders	$32,397	$77,640	$(45,243)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	(18,872)	(37,211)	18,339
Depreciation and amortization	194,573	175,977	18,596
Provision for impairment of investment properties	12,298	2,079	10,219
General and administrative expenses	40,489	42,363	(1,874)
Interest expense	76,571	73,746	2,825
Straight-line rental income, net	(4,533)	(5,717)	1,184
Amortization of acquired above and below market lease intangibles, net	(5,429)	(5,467)	38
Amortization of lease inducements	1,329	1,020	309
Lease termination fees, net	(2,024)	179	(2,203)
Non-cash ground rent expense, net	1,356	1,844	(488)
Other expense (income), net	2,587	(665)	3,252
NOI	330,742	325,788	4,954
NOI from Other Investment Properties	(10,099)	(13,556)	3,457
Same Store NOI	$320,643	$312,232	$8,411

	Year Ended December 31,
	2019	2018	Change
Same Store NOI:
Base rent	$344,872	$336,713	$8,159
Percentage and specialty rent	3,187	3,681	(494)
Tenant recoveries	102,932	101,313	1,619
Other lease-related income	5,569	4,675	894
Bad debt, net	(2,387)	(1,915)	(472)
Property operating expenses	(62,047)	(61,502)	(545)
Real estate taxes	(71,483)	(70,733)	(750)
Same Store NOI	$320,643	$312,232	$8,411
Same Store NOI increased $8,411, or 2.7%, primarily due to an increase of $8,159 in base rent driven by increases of (i) $3,575 from contractual rent changes, (ii) $3,105 from occupancy growth and (iii) $2,177 from re-leasing spreads, partially offset by $1,595 from higher rent abatements.
Funds From Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a financial measure known as funds from operations (FFO). In December 2018, NAREIT issued “NAREIT Funds From Operations White Paper – 2018 Restatement” (2018 FFO White Paper) to incorporate interpretive guidance and clarifications made by NAREIT subsequent to their previous FFO White Paper, which was issued in April 2002. The 2018 FFO White Paper was effective for annual periods beginning after December 15, 2018 and interim periods therein. We adopted the 2018 FFO White Paper effective January 1, 2019 on a retrospective basis.
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
The 2018 FFO White Paper did not change the fundamental definition of FFO; however, it provided clarification and that, to the extent a REIT recognizes a gain on sale or impairment related to assets incidental to the main business of a REIT, the REIT has the option to include or exclude such gains or impairments in the calculation of FFO. In connection with the adoption of the 2018 FFO White Paper, we elected to exclude all gains on sale and impairments of real estate from FFO, whereas we previously only excluded gains on sale and impairments of depreciable investment properties. To be consistent with the current presentation, we restated FFO attributable to common shareholders for the year ended December 31, 2018 to exclude the gain on sale of non-depreciable investment property of $3,464, which was previously included within FFO attributable to common shareholders. There was no change to FFO attributable to common shareholders for the year ended December 31, 2017 as a result of the adoption of the 2018 FFO White Paper as there was no gain on sale or impairment of non-depreciable investment property recorded during the year ended December 31, 2017.
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, litigation involving the Company, the impact on earnings from executive separation and the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders. There was no change to previously reported Operating FFO attributable to common shareholders for the years ended December 31, 2018 and 2017 as a result of the adoption of the 2018 FFO White Paper because gains on sale and impairments of non-depreciable investment property have been, and continue to be, excluded from our calculation of Operating FFO attributable to common shareholders.
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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Year Ended December 31,
	2019		2018		2017
Net income attributable to common shareholders	$32,397		$77,640		$237,624
Depreciation and amortization of real estate	193,183	(a)	174,672		202,110
Provision for impairment of investment properties	12,298		2,079		67,003
Gain on sales of investment properties	(18,872)		(37,211)	(b)	(337,975)
FFO attributable to common shareholders	$219,006		$217,180	(b)	$168,762

FFO attributable to common shareholders per common share outstanding – diluted	$1.03		$1.00	(b)	$0.73

FFO attributable to common shareholders	$219,006		$217,180		$168,762
Impact on earnings from the early extinguishment of debt, net	7,581		5,944		72,654
Provision for hedge ineffectiveness	—		—		9
Impact on earnings from executive separation (c)	—		1,737		(1,086)
Excess of redemption value over carrying value of preferred stock redemption (d)	—		—		4,706
Other (e)	3,106		629		441
Operating FFO attributable to common shareholders	$229,693		$225,490	(b)	$245,486

Operating FFO attributable to common shareholders per common share outstanding – diluted	$1.08		$1.03	(b)	$1.06

(a)
Includes $26,330 of accelerated depreciation recorded in connection with the write-off of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment during the year ended December 31, 2019.

(b)
FFO attributable to common shareholders for the year ended December 31, 2018 has been restated to exclude $3,464 of gain on sale of non-depreciable investment property in connection with our adoption of the 2018 FFO White Paper effective January 1, 2019 on a retrospective basis. As the gain on sale of non-depreciable investment property was previously excluded from Operating FFO attributable to common shareholders, there was no change to Operating FFO attributable to common shareholders.

(c)	Reflected as an increase (decrease) within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

(d)	Included within “Preferred stock dividends” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

(e)
Primarily consists of the impact on earnings from litigation involving the Company, including costs to engage outside counsel related to litigation with former tenants, which are included in “Other (expense) income, net” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

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
We have made substantial progress over the last several years in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We have funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of December 31, 2019, we had no scheduled debt maturities and $2,494 of principal amortization due through the end of 2020, which we plan on satisfying through a combination of cash flows from operations, working capital and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of December 31, 2019:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$94,904	4.37%	Various	5.1 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	1.5 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	4.5 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	5.2 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	6.8 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	9.0 years
Senior notes – 4.82% due 2029	100,000	4.82%	June 28, 2029	9.5 years
Total unsecured notes payable (a)	800,000	4.27%		5.8 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (b)	250,000	3.20%	January 5, 2021	1.0 year
Revolving line of credit – variable rate	18,000	2.85%	April 22, 2022 (c)	2.3 years
Total unsecured credit facility (a)	268,000	3.18%		1.1 years

Unsecured term loans:
Term Loan Due 2023 – fixed rate (d)	200,000	4.05%	November 22, 2023	3.9 years
Term Loan Due 2024 – fixed rate (e)	120,000	2.88%	July 17, 2024	4.5 years
Term Loan Due 2026 – fixed rate (f)	150,000	3.27%	July 17, 2026	6.5 years
Total unsecured term loans (a)	470,000	3.50%		4.9 years

Total consolidated indebtedness	$1,632,904	3.88%		4.7 years

(a)
Fixed rate mortgages payable excludes mortgage discount of $(493) and capitalized loan fees of $(256), net of accumulated amortization, as of December 31, 2019. Unsecured notes payable excludes discount of $(616) and capitalized loan fees of $(3,137), net of accumulated amortization, as of December 31, 2019. Unsecured term loans exclude capitalized loan fees of $(3,477), net of accumulated amortization, as of December 31, 2019. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of December 31, 2019.

(c)
We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of December 31, 2019.

(e)
Reflects $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of December 31, 2019.

(f)
Reflects $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.50% as of December 31, 2019.

Mortgages Payable
During the year ended December 31, 2019, we repaid mortgages payable in the total amount of $107,671, which had a weighted average fixed interest rate of 4.91%, incurred $8,151 of debt prepayment fees and made scheduled principal payments of $2,875 related to amortizing loans.
Unsecured Notes Payable
Notes Due 2029
On June 28, 2019, we issued $100,000 of 4.82% senior unsecured notes due 2029 (Notes Due 2029) in a private placement transaction pursuant to a note purchase agreement we entered into with certain institutional investors on April 5, 2019. The proceeds were used to repay borrowings on our unsecured revolving line of credit.
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
As of December 31, 2019, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreements.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, we may elect to convert to an investment grade pricing grid. As of December 31, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan due 2021	1/5/2021	N/A	N/A	1.20%–1.70%	N/A	0.90%–1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2-six month	0.075%	1.05%–1.50%	0.15%–0.30%	0.825%–1.55%	0.125%–0.30%
The Unsecured Credit Facility has a $500,000 accordion option that allows us, at our election, to increase the total Unsecured Credit Facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the Unsecured Credit Agreement and (ii) our ability to obtain additional lender commitments.
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2019, management believes we were in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
As of December 31, 2019, we had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Unsecured Term Loans
Term Loan Due 2024 and Term Loan Due 2026
On July 17, 2019, we entered into a term loan agreement (2019 Term Loan Agreement) with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The Term Loan Due 2024 and Term Loan Due 2026 bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the 2019 Term Loan Agreement, we may elect to convert to an investment grade pricing grid. As of December 31, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid. The proceeds were used to repay outstanding indebtedness and for general corporate purposes.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Amended 2017 Term Loan Agreement), we may elect to convert to an investment grade pricing grid. As of December 31, 2019, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
The Term Loan Due 2023 has a $100,000 accordion option that allows us, at our election, to increase the Term Loan Due 2023 up to $300,000, subject to (i) customary fees and conditions, including the absence of an event of default as defined in the Amended 2017 Term Loan Agreement and (ii) our ability to obtain additional lender commitments.
The 2019 Term Loan Agreement and the Amended 2017 Term Loan Agreement contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum fixed charge coverage ratios; and (iii) minimum unencumbered interest coverage ratios. As of December 31, 2019, management believes we were in compliance with the financial covenants and default provisions under the 2019 Term Loan Agreement and the Amended 2017 Term Loan Agreement.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of December 31, 2019, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2019. The table does not reflect the impact of any 2020 debt activity.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,494	$2,626	$26,678	$31,758	$1,737	$29,611	$94,904	$98,082
Fixed rate term loans (b)	—	250,000	—	200,000	120,000	150,000	720,000	720,000
Unsecured notes payable (c)	—	100,000	—	—	150,000	550,000	800,000	822,883
Total fixed rate debt	2,494	352,626	26,678	231,758	271,737	729,611	1,614,904	1,640,965

Variable rate debt:
Variable rate revolving line of credit	—	—	18,000	—	—	—	18,000	18,000
Total debt (d)	$2,494	$352,626	$44,678	$231,758	$271,737	$729,611	$1,632,904	$1,658,965

Weighted average interest rate on debt:
Fixed rate debt	4.38%	3.47%	4.81%	4.06%	3.83%	4.02%	3.89%
Variable rate debt (e)	—	—	2.85%	—	—	—	2.85%
Total	4.38%	3.47%	4.02%	4.06%	3.83%	4.02%	3.88%

(a)	Excludes mortgage discount of $(493) and capitalized loan fees of $(256), net of accumulated amortization, as of December 31, 2019.

(b)
Excludes capitalized loan fees of $(3,477), net of accumulated amortization, as of December 31, 2019. The following variable rate term loans have been swapped to fixed rate debt: (i) $250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021; (ii) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (iii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iv) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of December 31, 2019, the applicable credit spread for (i), (ii) and (iii) was 1.20% and for (iv) was 1.50%.

(c)	Excludes discount of $(616) and capitalized loan fees of $(3,137), net of accumulated amortization, as of December 31, 2019.

(d)	The weighted average years to maturity of consolidated indebtedness was 4.7 years as of December 31, 2019.

(e)	Represents interest rate as of December 31, 2019.
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
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. In December 2017, our board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, we repurchased 6,341 and 17,683 shares, respectively, at an average price per share of $11.80 and $12.82, respectively, for a total of $74,952 and $227,102, respectively. As of December 31, 2019, $189,105 remained available for repurchases of shares of our Class A common stock under our common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, in 2020 can be met with cash flows from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
As of December 31, 2019, we have active expansion and redevelopment projects at Circle East, One Loudoun Downtown and Carillon. We have invested a total of approximately $42,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partners at One Loudoun Downtown and Carillon. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $319,000 to $352,000 of additional investment from us to complete these projects. In addition, we have a near-term expansion project at The Shoppes at Quarterfield and a vacant pad development at Southlake Town Square that we anticipate commencing in 2020 and will require approximately $11,000 to $13,000 of investment.
We capitalized $3,730, $2,128 and $1,202 of indirect project costs, which includes $1,414, $1,123 and $268 of internal salaries and related benefits of personnel directly involved in the expansion and redevelopment projects and $1,594, $462 and $485 of interest, related to expansion and redevelopment projects during the years ended December 31, 2019, 2018 and 2017, respectively.

In addition, we capitalized $2,685, $2,032 and $1,187 of internal salaries and related benefits of personnel directly involved in capital projects and tenant improvements during the years ended December 31, 2019, 2018 and 2017, respectively. We also capitalized $359, $384 and $368 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2019, 2018 and 2017, respectively.
Dispositions
The following table highlights our property dispositions during 2019, 2018 and 2017:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2019 Dispositions	2	236,100	$44,750	$39,594	$—
2018 Dispositions	10	1,831,200	$201,400	$184,109	$10,750
2017 Dispositions	47	5,810,700	$917,808	$896,301	$27,353	(c)

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
In addition to the transactions presented in the preceding table, during the year ended December 31, 2019, we received net proceeds of $5,062 in connection with the second and third phases of the sale of a land parcel, which included rights to develop 22 residential units, at One Loudoun Downtown. During the year ended December 31, 2018, we also received (i) net proceeds of $11,820 in connection with the sale of air rights at Circle East, (ii) net proceeds of $1,789 in connection with the sale of the first phase of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown, and (iii) proceeds of $169 from a condemnation award. During the year ended December 31, 2017, we also received net proceeds of $155 from other transactions, including escrow funds related to a property disposition and a condemnation award.
Acquisitions
The following table highlights our asset acquisitions during 2019, 2018 and 2017:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2019 Acquisitions (a)	3	73,600	$29,976	$—
2018 Acquisition (b)	1	—	$25,000	$—
2017 Acquisitions (c)	10	443,800	$202,915	$—

(a)
In addition to the acquisition of one multi-tenant retail operating property, 2019 acquisitions include the purchase of the following that did not affect our property count: (i) a parcel adjacent to our Paradise Valley Marketplace multi-tenant retail operating property and (ii) a single-user parcel at our Southlake Town Square multi-tenant retail operating property.

(b)
2018 acquisition is One Loudoun Uptown, a 58-acre land parcel, which contains 32 acres that are developable, located adjacent to our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

(c)
In addition to the acquisition of three multi-tenant retail operating properties, 2017 acquisitions include the purchase of the following that did not affect our property count: (i) the fee interest in our Carillon multi-tenant retail property that was previously subject to a ground lease with a third party, (ii) the remaining five phases under contract, including the development rights for additional residential units, at our One Loudoun Downtown multi-tenant retail operating property that were acquired in phases as the seller completed construction on stand-alone buildings at the property, and (iii) a multi-tenant retail outparcel located at our Southlake Town Square multi-tenant retail operating property.

Summary of Cash Flows

	Year Ended December 31,
	2019	2018	Change
Net cash provided by operating activities	$231,491	$204,163	$27,328
Net cash (used in) provided by investing activities	(90,302)	87,275	(177,577)
Net cash used in financing activities	(146,343)	(358,172)	211,829
Decrease in cash, cash equivalents and restricted cash	(5,154)	(66,734)	61,580
Cash, cash equivalents and restricted cash, at beginning of year	19,601	86,335
Cash, cash equivalents and restricted cash, at end of year	$14,447	$19,601
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gain on sales of investment properties. Net cash provided by operating activities in 2019 increased $27,328 primarily due to the following:

•
a $4,954 increase in NOI, consisting of an increase in Same Store NOI of $8,411, partially offset by a decrease in NOI from properties that were sold or held for sale in 2018 and 2019 and other properties not included in our same store portfolio of $3,457; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $1,661 increase in cash paid for leasing fees and inducements;

•	a $1,230 increase in cash paid for interest, excluding debt prepayment fees; and

•	a $514 increase in cash bonuses paid.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, net of proceeds from the sales of investment properties. Net cash flows from investing activities in 2019 decreased $177,577 due to the following:

•	a $153,231 decrease in proceeds from the sales of investment properties;

•	a $17,244 increase in investment in developments in progress;

•	a $4,441 increase in cash paid to purchase investment properties; and

•	a $2,661 increase in capital expenditures and tenant improvements.
In 2020, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through cash flows generated from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows used in financing activities primarily consist of (i) repayments of our unsecured revolving line of credit and unsecured term loans, (ii) distribution payments, (iii) principal payments on mortgages payable, (iv) debt prepayment costs, (v) payment of loan fees and deposits and (vi) shares repurchased through our common stock repurchase program, partially offset by proceeds from our unsecured revolving line of credit and the issuance of debt instruments. Net cash flows used in financing activities in 2019 decreased $211,829 primarily due to the following:

•	a $270,000 increase in proceeds from the issuance of the Term Loan Due 2024 and the Term Loan Due 2026 during the year ended December 31, 2019. No such proceeds were received in 2018;

•
a $100,000 increase in proceeds from the issuance of unsecured notes payable to institutional investors in a private placement transaction during the year ended December 31, 2019. No such proceeds were received in 2018;

•
a $100,000 decrease in repayments of unsecured term loans resulting from the repayment of our unsecured term loan due 2018 during the year ended December 31, 2018. No such repayments were made in 2019;

•	a $74,952 decrease in cash paid to repurchase common shares through our common stock repurchase program resulting from the common stock repurchased in 2018. No such repurchases were completed in 2019;

•	a $3,805 decrease in distributions paid as a result of a decrease in common shares outstanding due to the repurchase of common shares through our common stock repurchase program in 2018; and

•	a $3,435 decrease in the payment of loan fees and deposits;
partially offset by

•
a $312,000 change in the activity on our unsecured revolving line of credit from net borrowings of $57,000 during the year ended December 31, 2018 compared to net repayments of $255,000 during the year ended December 31, 2019;

•	a $28,758 increase in principal payments on mortgages payable; and

•	a $2,360 increase in debt prepayment fees.
In 2020, we plan to continue to address our debt maturities through a combination of cash flows from operations, working capital and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2019 and excludes the following:

•	the impact of any 2020 debt activity;

•	recorded debt discounts and capitalized loan fees, which are not obligations;

•
obligations related to developments, redevelopments, expansions and pad developments as well as recurring capital additions, as payments are only due upon satisfactory performance under the contracts; and

•	letters of credit totaling $291 that serve as collateral for certain capital improvements at one of our properties, which will be satisfied upon completion of the project.

	Payment due by period
	Less than 1 year (b)	1–3 years (c)	3–5 years (d)	More than 5 years (e)	Total
Long-term debt (a):
Fixed rate	$2,494	$379,304	$503,495	$729,611	$1,614,904
Variable rate	—	18,000	—	—	18,000
Interest (f)	63,672	103,400	82,104	58,862	308,038
Operating lease obligations (g)	6,152	12,438	11,800	247,798	278,188
	$72,318	$513,142	$597,399	$1,036,271	$2,219,130

(a)	Fixed rate amounts for each year include scheduled principal amortization payments. Interest payments related to variable rate debt were calculated using interest rates as of December 31, 2019.

(b)	We plan on addressing our 2020 scheduled principal payments on our mortgages payable through a combination of cash flows from operations, working capital and our unsecured revolving line of credit.

(c)	Included in fixed rate debt is $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through three interest rate swaps through January 2021.

(d)
Included in fixed rate debt is (i) $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through two interest rate swaps through November 2023 and (ii) $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through three interest rate swaps through July 2024.

(e)	Included in fixed rate debt is $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through three interest rate swaps through July 2026.

(f)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2019, including any capitalized interest.

(g)
We lease land under non-cancellable leases at certain of our properties expiring in various years from 2035 to 2073, not inclusive of any available option period. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, we will lose our interest in the improvements and the right to operate these properties. We lease office space under non-cancellable leases expiring in various years from 2020 to 2023.

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
For tangible assets acquired, including land, building and other improvements, we consider available comparable market and industry information in estimating the acquisition date fair value. We allocate a portion of the purchase price to the estimated acquired in-place lease value intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. We also evaluate each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease intangibles if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Fair value estimates used in acquisition accounting, including the discount rate used, require us to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the acquired investment property, and tenant profile.

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
If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, we make certain complex or subjective assumptions that include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;

•	estimated holding period or various potential holding periods when considering probability-weighted scenarios;

•	projected capital expenditures and lease origination costs;

•	estimated interest and internal costs expected to be capitalized, dates of construction completion and grand opening dates for developments in progress;

•	projected cash flows from the eventual disposition of an operating property or development in progress;

•	comparable selling prices; and

•	a property-specific discount rate.
To the extent impairment has occurred, we will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.
Lease Income
We commence recognition of lease income on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. At lease commencement, we expect that collectibility is probable for all of our leases due to the creditworthiness analysis performed by us before entering into a new lease. Lease income, for leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such lease income earned and the cash rent due under the provisions of a lease is recorded as deferred rent receivable and is included as a component of “Accounts and notes receivable” in the accompanying consolidated balance sheets.

Certain leases provide for percentage rent based primarily on tenant sales volume. We recognize percentage rent when the specified target (i.e. breakpoint) that triggers the percentage rent is achieved.
Also, most leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord including, among others, real estate taxes, insurance, utilities, common area maintenance and management fees, subject to the terms of the respective lease. Certain other tenants are subject to net leases where the tenant is responsible for paying base rent to us but is directly responsible for other costs associated with occupancy, such a real estate taxes. Expenses paid directly by the tenant rather than the landlord are not included in the accompanying consolidated statements of operations and other comprehensive (loss) income. Expenses paid by the landlord, subject to reimbursement by the tenant, are included within “Operating expenses” or “Real estate taxes” and reimbursements are included within “Lease income” along with the associated base rent in the accompanying consolidated statements of operations and other comprehensive (loss) income.
We made an accounting policy election to not separate non-lease components (primarily reimbursement of common area maintenance costs) from the related lease components as (i) the fixed non-lease components have the same timing and pattern of transfer as the associated lease component, (ii) the lease component, if accounted for separately, would be classified as an operating lease and (iii) we consider the lease component to be the predominant component of the combined contract. Reimbursements from tenants for recoverable operating expenses are recognized within “Lease income” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
In addition, we record lease termination fee income when (i) a termination letter agreement is signed, (ii) all of the conditions of such agreement have been fulfilled, (iii) the tenant is no longer occupying the property and (iv) collectibility is reasonably assured. Upon early lease termination, we provide for losses related to recognized tenant specific intangibles and other assets or adjust the remaining useful life of the assets if determined to be appropriate.
Impact of Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements – Prior to 2020
Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases. This new guidance, including related ASUs that were subsequently issued, requires lessees to recognize a liability to make lease payments and a right-of-use lease (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election, by class of underlying asset, to not recognize lease liabilities and lease assets. The guidance allows lessees and lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components. The guidance also provides an optional transition method that would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary, and provides a package of three practical expedients whereby companies are not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating vs. capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients), as well as practical expedients whereby companies are not required to reassess whether land easements contain a lease and can use hindsight in determining the lease term and assessing impairment of the ROU asset. The guidance requires changes in collectibility of operating lease receivables to be presented as an adjustment to revenue rather than the previous presentation within “Operating expenses” on the consolidated statements of operations and other comprehensive (loss) income. Finally, only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with our previous policies.
We adopted this new guidance on January 1, 2019, applied the requirements as of that date, made an accounting policy election to not separate non-lease components from lease components for all classes of assets, and elected the Package of Three Practical Expedients as well as the practical expedient related to not reassessing whether land easements contain a lease. We did not elect the practical expedient related to hindsight for determining the lease term or assessing impairment of ROU assets. There was no retained earnings adjustment as a result of the adoption. The guidance regarding capitalization of leasing costs did not have any effect on our consolidated financial statements.
Upon adoption, we recognized lease liabilities and ROU assets of $103,432 for operating leases where we are the lessee related to long-term ground leases and office leases, which are presented as “Right-of-use lease assets” and “Lease liabilities” in the accompanying consolidated balance sheets. The ROU assets are presented net of our existing straight-line ground rent liabilities of $31,030 and acquired ground lease intangible liability of $11,898 as of January 1, 2019. For leases with a term of 12 months or less, we made an accounting policy election to not recognize lease liabilities and lease assets.

For leases where we are the lessor, as noted above, we made an accounting policy election to not separate non-lease components from lease components for all classes of assets and have presented all lease-related revenues in a single line item, “Lease income,” rather than the previous presentation that separated revenues between “Rental income,” “Tenant recovery income” and “Other property income” in the consolidated statements of operations and other comprehensive (loss) income for the current and comparative periods. This resulted in the reclassification of (i) $370,638 and $414,804 of revenue previously presented as “Rental income,” (ii) $105,170 and $115,944 of revenue previously presented as “Tenant recovery income” and (iii) $6,689 and $7,391 of revenue previously presented as “Other property income” for the years ended December 31, 2018 and 2017, respectively, into “Lease income” in the accompanying consolidated statements of operations and other comprehensive (loss) income. In addition, we began recording changes in collectibility of operating lease receivables as an adjustment to “Lease income” in the accompanying consolidated statements of operations and other comprehensive (loss) income. For the years ended December 31, 2018 and 2017, changes in collectibility of operating lease receivables are presented within “Operating expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
Effective January 1, 2019, we adopted ASU 2018-16, Derivatives and Hedging, due to our early adoption of ASU 2017-12, Derivatives and Hedging. This new guidance permits use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. SOFR represents the fifth permissible U.S. benchmark rate in addition to the following current eligible benchmark interest rates: (i) direct Treasury obligations of the U.S. government (UST), (ii) the LIBOR swap rate, (iii) the OIS Rate based on the Fed Funds Effective Rate and (iv) the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The adoption of this pronouncement did not have any effect on our consolidated financial statements as we did not change our benchmark rate.
Recently Adopted Accounting Pronouncements – 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance was effective January 1, 2020 and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost are required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. Generally, the pronouncement requires a modified retrospective method of adoption. The adoption of this pronouncement on January 1, 2020 did not have any effect on our consolidated financial statements as we did not have any financial assets within the scope of this guidance.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance was effective January 1, 2020 and provides new and, in some cases, eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities are now required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities are no longer required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, we removed the discussion of our valuation processes for Level 3 fair value measurements. We did not remove any other disclosures as we did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The adoption of this pronouncement on January 1, 2020 did not have any effect on our consolidated financial statements. The amended disclosure guidance will be applied prospectively.
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

Subsequent Events
Subsequent to December 31, 2019, we:

•
closed on the disposition of King Philip’s Crossing, a 105,900 square foot multi-tenant retail operating property located in Seekonk, Massachusetts, for a sales price of $13,900 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges;

•
closed on the acquisition of the fee interest in Fullerton Metrocenter, our existing multi-tenant retail operating property located in Fullerton, California, for a gross purchase price of $55,000. In connection with this acquisition, we also assumed the lessor position in a ground lease with a shadow anchor;

•
granted 116 restricted shares at a grant date fair value of $13.07 per share and 331 RSUs at a grant date fair value of $13.67 per RSU to our executives in conjunction with our long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the accompanying consolidated financial statements for additional details regarding the terms of the RSUs;

•
issued 105 shares of common stock and 175 restricted shares with a one year vesting term for the RSUs with a performance period that concluded on December 31, 2019. An additional 43 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period; and

•
declared the cash dividend for the first quarter of 2020 of $0.165625 per share on our outstanding Class A common stock, which will be paid on April 9, 2020 to Class A common shareholders of record at the close of business on March 26, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may be exposed to interest rate changes primarily as a result of our long-term debt that is used to maintain liquidity and fund our operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates, and in some cases at variable rates with the ability to convert to fixed rates.
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
As of December 31, 2019, we had $720,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of December 31, 2019 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Liability
Unsecured credit facility term loan due 2021	$250,000	January 5, 2021	$1,005
Term Loan Due 2023	200,000	November 22, 2023	9,656
Term Loan Due 2024	120,000	July 17, 2024	499
Term Loan Due 2026	150,000	July 17, 2026	1,128
	$720,000		$12,288
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $25,065.
The combined carrying amount of our debt is approximately $34,040 lower than the fair value as of December 31, 2019.
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
When LIBOR is discontinued, the interest rate for certain of our debt instruments, including our unsecured credit facility term loan due 2021, unsecured credit facility revolving line of credit, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026, and interest rate swap agreements that are indexed to LIBOR will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuation. We understand that LIBOR is expected to remain available through the end of 2021.

Debt Maturities
Our interest rate risk is monitored using a variety of techniques. The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of December 31, 2019, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2019. The table does not reflect the impact of any 2020 debt activity.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,494	$2,626	$26,678	$31,758	$1,737	$29,611	$94,904	$98,082
Fixed rate term loans (b)	—	250,000	—	200,000	120,000	150,000	720,000	720,000
Unsecured notes payable (c)	—	100,000	—	—	150,000	550,000	800,000	822,883
Total fixed rate debt	2,494	352,626	26,678	231,758	271,737	729,611	1,614,904	1,640,965

Variable rate debt:
Variable rate revolving line of credit	—	—	18,000	—	—	—	18,000	18,000
Total debt (d)	$2,494	$352,626	$44,678	$231,758	$271,737	$729,611	$1,632,904	$1,658,965

Weighted average interest rate on debt:
Fixed rate debt	4.38%	3.47%	4.81%	4.06%	3.83%	4.02%	3.89%
Variable rate debt (e)	—	—	2.85%	—	—	—	2.85%
Total	4.38%	3.47%	4.02%	4.06%	3.83%	4.02%	3.88%

(a)	Excludes mortgage discount of $(493) and capitalized loan fees of $(256), net of accumulated amortization, as of December 31, 2019.

(b)
Excludes capitalized loan fees of $(3,477), net of accumulated amortization, as of December 31, 2019. The following variable rate term loans have been swapped to fixed rate debt: (i) $250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021; (ii) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (iii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iv) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of December 31, 2019, the applicable credit spread for (i), (ii) and (iii) was 1.20% and for (iv) was 1.50%.

(c)	Excludes discount of $(616) and capitalized loan fees of $(3,137), net of accumulated amortization, as of December 31, 2019.

(d)	The weighted average years to maturity of consolidated indebtedness was 4.7 years as of December 31, 2019.

(e)	Represents interest rate as of December 31, 2019.
We had $18,000 of variable rate debt, excluding $720,000 of variable rate debt that has been swapped to fixed rate debt, with an interest rate of 2.85% based upon LIBOR as of December 31, 2019. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of December 31, 2019, interest expense would increase by approximately $180 on an annualized basis.
The table incorporates only those interest rate exposures that existed as of December 31, 2019 and does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and other comprehensive (loss) income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Real Estate Investment Properties – Determination of Impairment Indicators — Refer to Notes 2 and 12 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of real estate investment properties for impairment involves an initial assessment of each investment property to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of investment properties are no longer recoverable. Possible indications of impairment may include current events or anticipated future changes in circumstances affecting occupancy, leasing, hold periods, and changes in market conditions. When events or changes in circumstances are identified, a property is tested for recoverability by comparing its carrying value to its estimated future undiscounted cash flows. If the carrying amount of a property exceeds the estimated future undiscounted cash flows, an analysis is performed to determine the fair value of the property.

The Company makes significant assumptions in its consideration of events or changes in circumstances to identify whether there are indications of impairment. Changes in these assumptions could have a significant impact on the investment properties identified for further analysis. The total investment properties balance as of December 31, 2019 was $3.3 billion, following impairment losses recorded in 2019 of $12.3 million.
We identified the Company’s consideration of impairment indicators for its investment properties as a critical audit matter because of the significant assumptions management makes in its consideration of whether events or changes in circumstances have occurred that indicate the carrying amounts of investment properties may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assessment of investment properties for possible indications of impairment included the following, among others:

•
We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate the carrying amounts of investment properties are no longer recoverable, including controls over management’s estimates.

•	We evaluated management’s impairment analysis by:

◦	Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions.

◦	Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 19, 2020
We have served as the Company’s auditor since 2009.

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2019	December 31, 2018
Assets
Investment properties:
Land	$1,021,829	$1,036,901
Building and other improvements	3,544,582	3,607,484
Developments in progress	113,353	48,369
	4,679,764	4,692,754
Less: accumulated depreciation	(1,383,274)	(1,313,602)
Net investment properties (includes $12,445 and $0 from consolidated variable interest entities, respectively)	3,296,490	3,379,152
Cash and cash equivalents	9,989	14,722
Accounts and notes receivable, net	73,832	78,398
Acquired lease intangible assets, net	79,832	97,090
Right-of-use lease assets	50,241	—
Other assets, net (includes $164 and $1,264 from consolidated variable interest entities, respectively)	75,978	78,108
Total assets	$3,586,362	$3,647,470

Liabilities and Equity
Liabilities:
Mortgages payable, net	$94,155	$205,320
Unsecured notes payable, net	796,247	696,362
Unsecured term loans, net	716,523	447,367
Unsecured revolving line of credit	18,000	273,000
Accounts payable and accrued expenses	78,902	82,942
Distributions payable	35,387	35,387
Acquired lease intangible liabilities, net	63,578	86,543
Lease liabilities	91,129	—
Other liabilities (includes $1,707 and $428 from consolidated variable interest entities, respectively)	56,368	73,540
Total liabilities	1,950,289	1,900,461

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 213,600 and 213,176 shares issued and outstanding as of December 31, 2019 and 2018, respectively	214	213
Additional paid-in capital	4,510,484	4,504,702
Accumulated distributions in excess of earnings	(2,865,933)	(2,756,802)
Accumulated other comprehensive loss	(12,288)	(1,522)
Total shareholders’ equity	1,632,477	1,746,591
Noncontrolling interests	3,596	418
Total equity	1,636,073	1,747,009
Total liabilities and equity	$3,586,362	$3,647,470

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Operations and Other Comprehensive (Loss) Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Lease income	$481,686	$482,497	$538,139

Expenses:
Operating expenses	68,396	74,885	84,556
Real estate taxes	73,247	73,683	82,755
Depreciation and amortization	194,573	175,977	203,866
Provision for impairment of investment properties	12,298	2,079	67,003
General and administrative expenses	40,489	42,363	40,724
Total expenses	389,003	368,987	478,904

Other (expense) income:
Interest expense	(76,571)	(73,746)	(146,092)
Gain on sales of investment properties	18,872	37,211	337,975
Other (expense) income, net	(2,587)	665	373
Net income	32,397	77,640	251,491
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to the Company	32,397	77,640	251,491
Preferred stock dividends	—	—	(13,867)
Net income attributable to common shareholders	$32,397	$77,640	$237,624

Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.15	$0.35	$1.03

Net income	$32,397	$77,640	$251,491
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 8)	(10,766)	(2,608)	352
Comprehensive income attributable to the Company	$21,631	$75,032	$251,843

Weighted average number of common shares outstanding – basic	212,948	217,830	230,747

Weighted average number of common shares outstanding – diluted	213,198	218,231	230,927

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total Equity
Balance as of January 1, 2017	5,400	$5	236,770	$237	$4,927,155	$(2,776,033)	$722	$2,152,086	$—	$2,152,086
Net income	—	—	—	—	—	251,491	—	251,491	—	251,491
Other comprehensive income	—	—	—	—	—	—	352	352	—	352
Redemption of preferred stock	(5,400)	(5)	—	—	(130,289)	(4,706)	—	(135,000)	—	(135,000)
Distributions declared to preferred shareholders ($1.6965 per share)	—	—	—	—	—	(9,161)	—	(9,161)	—	(9,161)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(151,612)	—	(151,612)	—	(151,612)
Shares repurchased through common stock repurchase program	—	—	(17,683)	(18)	(227,084)	—	—	(227,102)	—	(227,102)
Issuance of restricted shares	—	—	285	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(40)	—	6,059	—	—	6,059	—	6,059
Shares withheld for employee taxes	—	—	(95)	—	(1,413)	—	—	(1,413)	—	(1,413)
Balance as of December 31, 2017	—	$—	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700	$—	$1,885,700

Cumulative effect of accounting change	—	$—	—	$—	$—	$(12)	$12	$—	$—	$—
Net income	—	—	—	—	—	77,640	—	77,640	—	77,640
Other comprehensive loss	—	—	—	—	—	—	(2,608)	(2,608)	—	(2,608)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	418	418
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(144,409)	—	(144,409)	—	(144,409)
Issuance of common stock	—	—	59	—	—		—	—	—	—
Shares repurchased through common stock repurchase program	—	—	(6,341)	(6)	(74,946)	—	—	(74,952)	—	(74,952)
Issuance of restricted shares	—	—	382	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(12)	—	6,992	—	—	6,992	—	6,992
Shares withheld for employee taxes	—	—	(149)	—	(1,772)	—	—	(1,772)	—	(1,772)
Balance as of December 31, 2018	—	$—	213,176	$213	$4,504,702	$(2,756,802)	$(1,522)	$1,746,591	$418	$1,747,009

Net income	—	$—	—	$—	$—	$32,397	$—	$32,397	$—	$32,397
Other comprehensive loss	—	—	—	—	—	—	(10,766)	(10,766)	—	(10,766)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	3,178	3,178
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	(141,528)	—	(141,528)	—	(141,528)
Issuance of common stock	—	—	111	—	—	—	—	—	—	—
Issuance of restricted shares	—	—	469	1	—	—	—	1	—	1
Stock-based compensation expense, net of forfeitures	—	—	(16)	—	7,559	—	—	7,559	—	7,559
Shares withheld for employee taxes	—	—	(140)	—	(1,777)	—	—	(1,777)	—	(1,777)
Balance as of December 31, 2019	—	$—	213,600	$214	$4,510,484	$(2,865,933)	$(12,288)	$1,632,477	$3,596	$1,636,073
See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$32,397	$77,640	$251,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,573	175,977	203,866
Provision for impairment of investment properties	12,298	2,079	67,003
Gain on sales of investment properties	(18,872)	(37,211)	(337,975)
Amortization of loan fees and debt premium and discount, net	2,863	3,416	7,655
Amortization of stock-based compensation	7,559	6,992	6,059
Premium paid in connection with defeasance of mortgages payable	—	—	59,968
Debt prepayment fees	8,151	5,791	8,498
Payment of leasing fees and inducements	(10,436)	(8,775)	(15,981)
Changes in accounts receivable, net	4,830	(8,395)	962
Changes in right-of-use lease assets	1,923	—	—
Changes in accounts payable and accrued expenses, net	129	(6,398)	579
Changes in lease liabilities	(630)	—	—
Changes in other operating assets and liabilities, net	2,935	(672)	(1,770)
Other, net	(6,229)	(6,281)	(2,839)
Net cash provided by operating activities	231,491	204,163	247,516

Cash flows from investing activities:
Purchase of investment properties	(29,891)	(25,450)	(200,755)
Capital expenditures and tenant improvements	(75,597)	(72,936)	(73,750)
Proceeds from sales of investment properties	44,656	197,887	896,456
Investment in developments in progress	(29,470)	(12,226)	(13,649)
Net cash (used in) provided by investing activities	(90,302)	87,275	608,302

Cash flows from financing activities:
Principal payments on mortgages payable	(110,546)	(81,788)	(106,722)
Proceeds from unsecured notes payable	100,000	—	—
Proceeds from unsecured term loans	270,000	—	200,000
Repayments of unsecured term loans	—	(100,000)	(100,000)
Proceeds from unsecured revolving line of credit	263,000	482,000	943,000
Repayments of unsecured revolving line of credit	(518,000)	(425,000)	(813,000)
Payment of loan fees and deposits	(2,519)	(5,954)	(10)
Debt prepayment fees	(8,151)	(5,791)	(8,498)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	—	—	(439,403)
Redemption of preferred stock	—	—	(135,000)
Distributions paid	(141,528)	(145,333)	(163,684)
Shares repurchased through common stock repurchase program	—	(74,952)	(227,102)
Other, net	1,401	(1,354)	(1,413)
Net cash used in financing activities	(146,343)	(358,172)	(851,832)

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,154)	(66,734)	3,986
Cash, cash equivalents and restricted cash, at beginning of year	19,601	86,335	82,349
Cash, cash equivalents and restricted cash, at end of year	$14,447	$19,601	$86,335
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$74,154	$70,564	$78,327
Cash paid for amounts included in the measurement of operating lease liabilities	$6,011	$—	$—
Distributions payable	$35,387	$35,387	$36,311
Accrued capital expenditures and tenant improvements	$7,477	$16,007	$7,902
Accrued leasing fees and inducements	$1,903	$530	$547
Accrued redevelopment costs	$2,185	$41	$750
Amounts reclassified into developments in progress	$34,746	$—	$—
Developments in progress placed in service	$1,377	$11,997	$—
Lease liabilities arising from obtaining right-of-use lease assets	$103,840	$—	$—
Straight-line ground rent liabilities reclassified to right-of-use lease asset	$31,030	$—	$—
Straight-line office rent liability reclassified to right-of-use lease asset	$507	$—	$—
Acquired ground lease intangible liability reclassified to right-of-use lease asset	$11,898	$—	$—
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$—	$—	$439,403
Defeasance of mortgages payable	$—	$—	$379,435

Purchase of investment properties (after credits at closing):
Net investment properties	$(28,486)	$(25,450)	$(198,984)
Accounts receivable, acquired lease intangibles and other assets	(1,792)	—	(15,451)
Accounts payable, acquired lease intangibles and other liabilities	387	—	11,156
Gain on exchange of investment property	—	—	2,524
Purchase of investment properties (after credits at closing)	$(29,891)	$(25,450)	$(200,755)

Proceeds from sales of investment properties:
Net investment properties	$30,119	$156,248	$556,129
Right-of-use lease assets	8,242	—	—
Accounts receivable, acquired lease intangibles and other assets	1,591	11,279	17,678
Lease liabilities	(11,326)	—	—
Accounts payable, acquired lease intangibles and other liabilities	(2,842)	(6,851)	(11,316)
Deferred gain	—	—	(1,486)
Gain on sales of investment properties	18,872	37,211	335,451
Proceeds from sales of investment properties	$44,656	$197,887	$896,456

Reconciliation of cash, cash equivalents and restricted cash, at end of year:
Cash and cash equivalents	$9,989	$14,722	$25,185
Restricted cash (included within “Other assets, net”)	4,458	4,879	61,150
Total cash, cash equivalents and restricted cash	$14,447	$19,601	$86,335

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of December 31, 2019, the Company owned 104 retail operating properties in the United States.
The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the Code). The Company believes it qualifies for taxation as a REIT and, as such, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company has one wholly owned subsidiary that has jointly elected to be treated as a taxable REIT subsidiary (TRS) and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The income tax expense incurred by the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable), and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions and initial recognition of right-of-use lease assets and lease liabilities. Actual results could differ from these estimates.
In accordance with Accounting Standards Codification Topic 205, Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation. Specifically, all lease-related revenues have been presented in a single line item, “Lease income,” rather than the previous presentation which separated revenues between “Rental income,” “Tenant recovery income” and “Other property income” in the accompanying consolidated statements of operations and other comprehensive (loss) income. See Note 2 to the consolidated financial statements.
All share amounts and dollar amounts in the consolidated financial statements and notes thereto are stated in thousands with the exception of per share, per square foot and per unit amounts. Square foot and per square foot amounts are unaudited.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated variable interest entities (VIEs). All intercompany balances and transactions have been eliminated in consolidation. Wholly owned subsidiaries generally consist of limited liability companies, limited partnerships and statutory trusts.
The Company’s property ownership as of December 31, 2019 is summarized below:

Property Count
Retail operating properties	104
Expansion and redevelopment projects:
Circle East (a)	1
One Loudoun Downtown – Pads G & H (b)	—
Carillon	1
Total number of properties	106

(a)
The redevelopment at Circle East is no longer combined with the Company’s neighboring property Towson Square, which increased the Company’s redevelopment property count by one. There was no change to the property count of retail operating properties as Towson Square remains within the Company’s retail operating portfolio.

(b)	The operating portion of this property is included within the property count for retail operating properties.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

During the year ended December 31, 2019, the Company entered into a joint venture related to the redevelopment project at Carillon. During the year ended December 31, 2018, the Company entered into two joint venture agreements related to expansion and redevelopment projects at One Loudoun Downtown and Carillon. The joint ventures are considered VIEs and the Company is considered the primary beneficiary. As such, the Company has consolidated these joint ventures and presented the joint venture partners’ interests as noncontrolling interests.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment Properties: Investment properties are recorded at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Expenditures for significant improvements, including internal salaries and related benefits of personnel directly involved in the improvements, are capitalized.
The Company allocates the purchase price of each acquired investment property accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.
For tangible assets acquired, including land, building and other improvements, the Company considers available comparable market and industry information in estimating the acquisition date fair value. The Company allocates a portion of the purchase price to the estimated acquired in-place lease value intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. The Company also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Fair value estimates used in acquisition accounting, including the discount rate used, require the Company to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the acquired investment property, and tenant profile.
The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $14,728, $21,014 and $25,284 for the years ended December 31, 2019, 2018 and 2017, respectively.
With respect to acquired leases in which the Company is the lessor, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to lease income. Amortization pertaining to above market lease intangibles of $3,197, $4,403 and $4,696 for the years ended December 31, 2019, 2018 and 2017, respectively, was recorded as a reduction to lease income. Amortization pertaining to below market lease intangibles of $8,626, $9,870 and $8,009 for the years ended December 31, 2019, 2018 and 2017, respectively, was recorded as an increase to lease income.
With respect to acquired leases in which the Company is the lessee, a lease liability is measured at the present value of the remaining lease payments and the right-of-use lease (ROU) asset is initially measured as the same amount as the lease liability and adjusted for any above or below market ground lease intangibles. Amortization pertaining to above market ground lease intangibles of $560 and $560 for the years ended December 31, 2018 and 2017, respectively, was recorded as a reduction to operating expenses.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table presents the amortization during the next five years and thereafter related to the acquired lease intangible assets and liabilities for properties owned as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Amortization of:
Acquired above market lease intangibles (a)	$1,910	$1,418	$1,150	$1,010	$772	$2,393	$8,653
Acquired in-place lease value intangibles (a)	10,461	9,471	8,267	7,105	6,291	29,584	71,179
Acquired lease intangible assets, net (b)	$12,371	$10,889	$9,417	$8,115	$7,063	$31,977	$79,832

Acquired below market lease intangibles (a)	$(5,513)	$(5,147)	$(4,830)	$(4,600)	$(4,384)	$(39,104)	$(63,578)
Acquired lease intangible liabilities, net (b)	$(5,513)	$(5,147)	$(4,830)	$(4,600)	$(4,384)	$(39,104)	$(63,578)

(a)
Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessor. The amortization of acquired above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of acquired in-place lease value intangibles is recorded to depreciation and amortization expense.

(b)	Acquired lease intangible assets, net and acquired lease intangible liabilities, net are presented net of $280,530 and $53,018 of accumulated amortization, respectively, as of December 31, 2019.
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees, including capitalized internal leasing incentives, all of which are incremental to signed leases, are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company capitalized internal salaries and related benefits of personnel directly involved in capital projects and tenant improvements of $2,685, $2,032 and $1,187 during the years ended December 31, 2019, 2018 and 2017. The Company also capitalized $359, $384 and $368 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2019, 2018 and 2017, respectively.
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

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;

•	estimated holding period or various potential holding periods when considering probability-weighted scenarios;

•	projected capital expenditures and lease origination costs;

•	estimated interest and internal costs expected to be capitalized, dates of construction completion and grand opening dates for developments in progress;

•	projected cash flows from the eventual disposition of an operating property or development in progress;

•	comparable selling prices; and

•	a property-specific discount rate.
To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.
Below is a summary of impairment charges recorded during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Impairment of consolidated properties (a)	$12,298	$2,079	$67,003

(a)	Included within “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
The Company’s assessment of impairment as of December 31, 2019 was based on the most current information available to the Company. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in 2020 or future periods. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairment charges were recorded. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. Refer to Note 12 to the consolidated financial statements for further discussion.
Expansion and Redevelopment Projects: Active expansion and redevelopment projects are classified as developments in progress on the accompanying consolidated balance sheets and include (i) land held for development, (ii) ground-up developments and (iii) redevelopment properties undergoing significant renovations and improvements. During the development period, the Company capitalizes direct project costs such as construction, insurance, architectural and legal, as well as certain indirect project costs such as interest, other financing costs, real estate taxes and internal salaries and related benefits of personnel directly involved in the project. Capitalization of project costs begins when the activities and related expenditures commence and cease when the project, or a portion of the project, is substantially complete and ready for its intended use, at which time the classification changes from development to operating, the project is placed in service and depreciation commences. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. A property is considered stabilized upon reaching 90% occupancy, but generally no later than one year from completion of major construction activity.
The Company makes estimates as to the probability of completion of expansion and redevelopment projects. If the Company determines that completion of the expansion or redevelopment project is no longer probable, the Company expenses any capitalized costs that are not recoverable. The Company capitalized $3,730, $2,128 and $1,202 of indirect project costs related to expansions

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

and redevelopment projects, including, among other costs, $1,414, $1,123 and $268 of internal salaries and related benefits of personnel directly involved in the expansion and redevelopment projects and $1,594, $462 and $485 of interest, during the years ended December 31, 2019, 2018 and 2017, respectively.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value intangibles and any above or below market lease intangibles and the Company records the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. No properties qualified for held for sale accounting treatment as of December 31, 2019 and 2018.
Partially-Owned Entities: The Company consolidates partially-owned entities if they are VIEs in accordance with the Consolidation Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Company is considered the primary beneficiary, the Company has voting control, the limited partners (or non-managing members) do not have substantive kick-out rights or substantive participating rights, or other conditions exist that indicate that the Company has control. Management uses its judgment when determining if the Company is the primary beneficiary of, or has a controlling financial interest in, an entity in which it has a variable interest, to determine whether the Company has the power to direct the activities that most significantly impact the entity’s economic performance and if it has significant economic exposure to the risk and rewards of ownership. The Company assesses its interests in VIEs on an ongoing basis to determine if the entity should be consolidated.
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
Restricted cash consists of funds restricted through lender or other agreements, including funds held in escrow for future acquisitions, funds related to our captive insurance company and potential Internal Revenue Code Section 1031 tax-deferred exchanges (1031 Exchanges), and are included as a component of “Other assets, net” in the accompanying consolidated balance sheets.
Derivative and Hedging Activities: Derivatives are recorded in the accompanying consolidated balance sheets at fair value within “Other assets, net” and “Other liabilities.” The Company uses interest rate derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of its borrowings. The Company does not use derivatives for trading or speculative purposes. On the date the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in fair value of a derivative that is designated and that qualifies as a cash flow hedge are recorded in “Accumulated other

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

comprehensive loss” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. As of December 31, 2019 and 2018, the balance in accumulated other comprehensive loss relating to derivatives was $12,288 and $1,522, respectively.
Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the entity’s control. Thus, the timing and/or method of settlement may be conditional on a future event. Based upon the Company’s evaluation, no accrual of a liability for asset retirement obligations was warranted as of December 31, 2019 and 2018.
Lease Income and Accounts and Notes Receivable, Net: The Company is primarily a lessor of commercial retail space and the majority of revenues from the Company’s properties consist of rents received under long-term operating leases, predominantly consisting of base rent with designated increases over the term of the lease.
The Company commences recognition of lease income on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. At lease commencement, the Company expects that collectibility is probable for all of its leases due to the creditworthiness analysis performed by the Company before entering into a new lease. Lease income, for leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of the lease. The difference between such lease income earned and the cash rent due under the provisions of a lease is recorded as deferred rent receivable and is included as a component of “Accounts and notes receivable” in the accompanying consolidated balance sheets.
Certain leases provide for percentage rent based primarily on tenant sales volume. The Company recognizes percentage rent when the specified target (i.e., breakpoint) that triggers the percentage rent is achieved. The Company recorded percentage rent and percentage rent in lieu of base rent of $2,555, $3,426 and $4,451 for the years ended December 31, 2019, 2018 and 2017, respectively, within “Lease income” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
Also, most leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord including, among others, real estate taxes, insurance, utilities, common area maintenance and management fees, subject to the terms of the respective lease. Certain other tenants are subject to net leases where the tenant is responsible for paying base rent to the Company but is directly responsible for other costs associated with occupancy, such a real estate taxes. Expenses paid directly by the tenant rather than the landlord are not included in the accompanying consolidated statements of operations and other comprehensive (loss) income. Expenses paid by the landlord, subject to reimbursement by the tenant, are included within “Operating expenses” or “Real estate taxes” and reimbursements are included within “Lease income” along with the associated base rent in the accompanying consolidated statements of operations and other comprehensive (loss) income.
The Company made an accounting policy election to not separate non-lease components (primarily reimbursement of common area maintenance costs) from the related lease components as (i) the fixed non-lease components have the same timing and pattern of transfer as the associated lease component, (ii) the lease component, if accounted for separately, would be classified as an operating lease and (iii) the Company considers the lease component to be the predominant component of the combined contract. Reimbursements from tenants for recoverable operating expenses are recognized within “Lease income” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
In addition, the Company records lease termination fee income when (i) a termination letter agreement is signed, (ii) all of the conditions of such agreement have been fulfilled, (iii) the tenant is no longer occupying the property and (iv) collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant-specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded lease termination fee income of $2,024, $1,721 and $2,021 for the years ended December 31, 2019, 2018 and 2017, respectively, which is included within “Lease income” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company in accordance with the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included within “Operating expenses” and sales tax reimbursements included within “Lease income” in the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

accompanying consolidated statements of operations and other comprehensive (loss) income. Such taxes remitted to governmental authorities, which are generally reimbursed by tenants, were $634, $545 and $1,414 for the years ended December 31, 2019, 2018 and 2017, respectively.
Accounts and notes receivable include base rent, percentage rent, tenant reimbursements, sales tax reimbursements and deferred rent receivables. Beginning January 1, 2019, the Company began recording changes in collectibility of operating lease receivables as an adjustment to “Lease income” in the accompanying consolidated statements of operations and other comprehensive (loss) income. For the periods prior to January 1, 2019, changes in collectibility of operating lease receivables are presented within “Operating expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income. Management’s estimate of the collectibility of accounts and notes receivable is completed on a lease-by-lease basis based on the best information available to management at the time of evaluation and includes consideration of items such as balances outstanding and tenant creditworthiness.
Right-of-use Lease Assets and Lease Liabilities: The Company is a lessee of (i) land under non-cancellable operating leases and (ii) office space for certain management offices and its corporate offices. Rental expense associated with land and office space that the Company leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease.
On January 1, 2019, the Company began recognizing lease liabilities and ROU assets for long-term ground and office leases where it is the lessee in connection with the Company’s adoption of Accounting Standards Update (ASU) 2016-02, Leases. The lease liability is calculated by discounting future lease payments by the Company’s incremental borrowing rate, which is determined through consideration of (i) the Company’s entity-specific risk premium, (ii) observable market interest rates and (iii) lease term. The ROU asset is initially measured as the same amount as the lease liability and presented net of the Company’s existing straight-line ground rent liabilities and acquired ground lease intangible liability. The lease liability is amortized based on changes in the value of discounted future lease payments and the ROU asset is amortized by the difference in the straight-line lease expense for the period and the change in value of the lease liability.
The Company does not (i) include option terms in its future lease payments where they are not reasonably certain to be exercised, (ii) recognize lease liabilities and ROU assets for leases with a term of 12 months or less or (iii) separate non-lease components from lease components for operating leases.
Gain on Sales of Investment Properties: Beginning January 1, 2018, gains on sale of investment properties are recognized, and the related real estate derecognized, when (i) the parties to the sale contract have approved the contract and are committed to perform their respective obligations; (ii) the Company can identify each party’s rights regarding the property transferred; (iii) the Company can identify the payment terms for the property transferred; (iv) the contract has commercial substance (that is, the risk, timing or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) the Company has satisfied its performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date upon transfer of the property’s ownership.
Prior to January 1, 2018, profits from sales of real estate were recognized under the full accrual method when the following criteria were met: (i) a sale was consummated; (ii) the buyer’s initial and continuing investments were adequate to demonstrate a commitment to pay for the property; (iii) the Company’s receivable, if applicable, was not subject to future subordination; (iv) the Company had transferred to the buyer the usual risks and rewards of ownership; and (v) the Company did not have substantial continuing involvement with the property. The Company sold two, 10 and 47 consolidated investment properties during the years ended December 31, 2019, 2018 and 2017, respectively. Refer to Note 4 to the consolidated financial statements for further discussion.
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
The Company records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. Tax returns for the calendar years 2016 through 2019 remain subject to examination by federal and various state tax jurisdictions.
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
Recently Adopted Accounting Pronouncements – Prior to 2020
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases. This new guidance, including related ASUs that were subsequently issued, requires lessees to recognize a liability to make lease payments and a right-of-use lease (ROU) asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election, by class of underlying asset, to not recognize lease liabilities and lease assets. The guidance allows lessees and lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components. The guidance also provides an optional transition method that would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary, and provides a package of three practical expedients whereby companies are not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating vs. capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients), as well as practical expedients whereby companies are not required to reassess whether land easements contain a lease and can use hindsight in determining the lease term and assessing impairment of the ROU asset. The guidance requires changes in collectibility of operating lease receivables to be presented as an adjustment to revenue rather than the previous presentation within “Operating expenses” on the consolidated statements of operations and other comprehensive (loss) income. Finally, only incremental direct leasing costs may be capitalized under the new guidance, which is consistent with our previous policies.
The Company adopted this new guidance on January 1, 2019, applied the requirements as of that date, made an accounting policy election to not separate non-lease components from lease components for all classes of assets, and elected the Package of Three Practical Expedients as well as the practical expedient related to not reassessing whether land easements contain a lease. The Company did not elect the practical expedient related to hindsight for determining the lease term or assessing impairment of ROU assets. There was no retained earnings adjustment as a result of the adoption. The guidance regarding capitalization of leasing costs did not have any effect on the Company’s consolidated financial statements.
Upon adoption, the Company recognized lease liabilities and ROU assets of $103,432 for operating leases where it is the lessee related to long-term ground leases and office leases, which are presented as “Right-of-use lease assets” and “Lease liabilities” in the accompanying consolidated balance sheets. The ROU assets are presented net of the Company’s existing straight-line ground rent liabilities of $31,030 and acquired ground lease intangible liability of $11,898 as of January 1, 2019. For leases with a term of 12 months or less, the Company made an accounting policy election to not recognize lease liabilities and lease assets.
For leases where the Company is the lessor, as noted above, the Company made an accounting policy election to not separate non-lease components from lease components for all classes of assets and have presented all lease-related revenues in a single line item, “Lease income,” rather than the previous presentation that separated revenues between “Rental income,” “Tenant recovery income” and “Other property income” in the consolidated statements of operations and other comprehensive (loss) income for the current and comparative periods. This resulted in the reclassification of (i) $370,638 and $414,804 of revenue previously presented as “Rental income,” (ii) $105,170 and $115,944 of revenue previously presented as “Tenant recovery income” and (iii) $6,689 and $7,391 of revenue previously presented as “Other property income” for the years ended December 31, 2018 and 2017,

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

respectively, into “Lease income” in the accompanying consolidated statements of operations and other comprehensive (loss) income. In addition, the Company began recording changes in collectibility of operating lease receivables as an adjustment to “Lease income” in the accompanying consolidated statements of operations and other comprehensive (loss) income. For the years ended December 31, 2018 and 2017, changes in collectibility of operating lease receivables are presented within “Operating expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.
Effective January 1, 2019, the Company adopted ASU 2018-16, Derivatives and Hedging, due to its early adoption of ASU 2017-12, Derivatives and Hedging. This new guidance permits use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. SOFR represents the fifth permissible U.S. benchmark rate in addition to the following current eligible benchmark interest rates: (i) direct Treasury obligations of the U.S. government (UST), (ii) the London Interbank Offered Rate (LIBOR) swap rate, (iii) the OIS Rate based on the Fed Funds Effective Rate and (iv) the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements as the Company did not change its benchmark rate.
Recently Adopted Accounting Pronouncements – 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance was effective January 1, 2020 and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost are required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. Generally, the pronouncement requires a modified retrospective method of adoption. The adoption of this pronouncement on January 1, 2020 did not have any effect on the Company’s consolidated financial statements as it did not have any financial assets within the scope of this guidance.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance was effective January 1, 2020 and provides new and, in some cases, eliminates or modifies the existing disclosure requirements on fair value measurements. Public entities are now required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities are no longer required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, the Company removed the discussion of its valuation processes for Level 3 fair value measurements. The Company did not remove any other disclosures as it did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The adoption of this pronouncement on January 1, 2020 did not have any effect on the Company’s consolidated financial statements. The amended disclosure guidance will be applied prospectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
Acquisitions
The Company closed on the following acquisitions during the year ended December 31, 2019:

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
During the year ended December 31, 2018, the Company acquired One Loudoun Uptown for an acquisition price of $25,000. The 58-acre land parcel contains 32 acres that are developable and is located adjacent to One Loudoun Downtown, the Company’s multi-tenant retail operating property in Ashburn, Virginia. The acquisition price does not include capitalized closing costs and adjustments totaling $450. The acquired land parcel is classified as land held for development and is included in “Developments in progress” in the accompanying consolidated balance sheets. The total number of properties in the Company’s portfolio was not affected by this transaction.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(c)
The Company acquired the remaining five phases under contract, including the development rights for an additional 123 residential units for a total of 408 units, at One Loudoun Downtown. The total number of properties in the Company’s portfolio was not affected by these transactions.

(d)	Plaza del Lago also contained 8,800 square feet of residential space, comprised of 15 multi-family rental units at acquisition, for a total of 109,000 square feet.

(e)
The Company acquired a multi-tenant retail outparcel located at its Southlake Town Square multi-tenant retail operating property. The total number of properties in the Company’s portfolio was not affected by this transaction.

(f)	Acquisition price does not include capitalized closing costs and adjustments totaling $2,506.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions completed during the years ended December 31, 2019, 2018 and 2017 discussed above:

	2019	2018	2017
Land	$14,819	$—	$50,876
Developments in progress	—	25,450	—
Building and other improvements, net	13,667	—	148,108
Acquired lease intangible assets (a)	2,040	—	15,608
Acquired lease intangible liabilities (b)	(234)	—	(8,095)
Other liabilities	—	—	(1,076)
Net assets acquired	$30,292	$25,450	$205,421

(a)	The weighted average amortization period for acquired lease intangible assets is six years and seven years for acquisitions completed during the years ended December 31, 2019 and 2017, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is five years and 13 years for acquisitions completed during the years ended December 31, 2019 and 2017, respectively.

These acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2019, 2018 and 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing.
Developments in Progress
The carrying amount of the Company’s developments in progress are as follows:

		December 31,
Property Name	MSA	2019	2018
Active expansion and redevelopment projects:
Circle East (a)	Baltimore	$33,628	$22,383
Plaza del Lago (b)	Chicago	—	536
One Loudoun Downtown (c)	Washington, D.C.	27,868	—
Carillon (d)	Washington, D.C.	26,407	—
		87,903	22,919
Land held for future development:
One Loudoun Uptown (e)	Washington, D.C.	25,450	25,450
Total developments in progress		$113,353	$48,369

(a)
During the year ended December 31, 2018, the Company received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at Circle East, which is shown net in the “Developments in progress” balance as of December 31, 2019 and 2018 in the accompanying consolidated balance sheets.

(b)
During the three months ended September 30, 2019, the Company placed the Plaza del Lago multi-family rental redevelopment project in service and reclassified the related costs from “Developments in progress” into “Building and other improvements” in the accompanying consolidated balance sheets.

(c)
During the three months ended June 30, 2019, the Company commenced the active development of Pads G & H at One Loudoun Downtown, at which time all predevelopment costs related to the development as well as the Company’s historical basis in the pads were reclassified

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

from “Other assets, net” and “Investment properties,” respectively, to “Developments in progress” in the accompanying consolidated balance sheets.

(d)
During the three months ended September 30, 2019, the Company commenced the active redevelopment at Carillon, at which time the Company (i) recorded $26,330 of accelerated depreciation related to the write-off of assets taken out of service due to the demolition of existing structures in connection with the redevelopment and (ii) reclassified all predevelopment costs related to the redevelopment as well as the Company’s historical basis in the phases to be developed from “Other assets, net” and “Investment properties,” respectively, to “Developments in progress” in the accompanying consolidated balance sheets.

(e)	During 2018, the Company acquired One Loudoun Uptown, a 58-acre land parcel that contains 32 acres that are developable.
Variable Interest Entities
During the year ended December 31, 2019, the Company entered into a joint venture related to the development, ownership and operation of the medical office building portion of the redevelopment project at Carillon, of which joint venture the Company owns 95%. During the year ended December 31, 2018, the Company entered into two joint ventures related to the development, ownership and operation of (i) the multi-family rental portion of the expansion project at One Loudoun Downtown – Pads G & H and (ii) the multi-family rental redevelopment project at Carillon, of which joint ventures the Company owns 90% and 95%, respectively.
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
As of December 31, 2019 and 2018, the Company had recorded the following amounts related to the consolidated joint ventures:

	December 31, 2019				December 31, 2018
	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total
Net investment properties	$8,830	$2,940	$675	$12,445	$—	$—	$—	$—
Other assets, net	$164	$—	$—	$164	$579	$685	$—	$1,264
Other liabilities	$1,546	$32	$129	$1,707	$165	$263	$—	$428
Noncontrolling interests	$1,869	$1,454	$273	$3,596	$207	$211	$—	$418

Development costs are funded by the partners, including the Company, and/or construction loan financing throughout the construction period. Under terms defined in the joint venture agreements, after construction completion and stabilization of the respective development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the respective joint venture at fair value. The Company has not provided financial support to these VIEs in excess of any amounts that it is contractually required to provide. There was no income from the joint venture projects during the years ended December 31, 2019 and 2018 and, as such, no income was attributed to the noncontrolling interests.
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
During 2017, prior to the completion of the 1031 Exchange, the Company was deemed to be the primary beneficiary of the VIEs related to the 1031 Exchange as it had the ability to direct the activities of the VIEs that most significantly impacted their economic performance and it had all of the risks and rewards of ownership. Accordingly, the Company consolidated the VIEs related to the 1031 Exchange. No value or income was attributed to the noncontrolling interests during the year ended December 31, 2017. The assets of the VIEs related to the 1031 Exchange consisted of the investment property that was operated by the Company.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(4) DISPOSITIONS
The Company closed on the following dispositions during the year ended December 31, 2019:

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

During the year ended December 31, 2019, the Company also received net proceeds of $5,062 and recognized a gain of $3,542 in connection with the sale of the second and third phases of a land parcel at One Loudoun Downtown, which included rights to develop 22 residential units. The aggregate proceeds from the property dispositions and other transactions during the year ended December 31, 2019 totaled $44,656, with aggregate gains of $18,872.
As of December 31, 2019 and 2018, no properties qualified for held for sale accounting treatment.
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
During the year ended December 31, 2018, the Company also received net proceeds of $11,820 and recognized a gain of $2,179 in connection with the sale of air rights at Circle East. In addition, the Company received net proceeds of $1,789 and recognized a gain of $1,285 in connection with the sale of the first phase of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown. The aggregate proceeds from the property dispositions and other transactions during the year ended December 31, 2018 totaled $197,887 with aggregate gains of $37,211.
During the year ended December 31, 2017, the Company sold 47 properties aggregating 5,810,700 square feet for total consideration of $917,808. The property dispositions and certain additional transactions, including the receipt of escrow funds related to a property disposition and a condemnation award, resulted in aggregate proceeds of $896,456 with aggregate gains of $337,975. During the year ended December 31, 2017, the Company repaid or defeased $241,858 in mortgages payable prior to or in connection with the 2017 dispositions.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
The following table summarizes the Company’s unvested restricted shares as of and for the years ended December 31, 2017, 2018 and 2019:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2017	542	$15.28
Shares granted (a)	285	$14.60
Shares vested	(291)	$15.44
Shares forfeited	(40)	$15.12
Balance as of December 31, 2017	496	$14.81
Shares granted (a)	382	$12.81
Shares vested	(426)	$14.52
Shares forfeited	(12)	$13.26
Balance as of December 31, 2018	440	$13.40
Shares granted (a)	469	$12.22
Shares vested	(358)	$13.29
Shares forfeited	(16)	$12.77
Balance as of December 31, 2019 (b)	535	$12.46

(a)
Shares granted in 2017, 2018 and 2019 vest over periods ranging from one year to three years, 0.9 years to three years and 0.9 years to three years, respectively, in accordance with the terms of applicable award agreements.

(b)	As of December 31, 2019, total unrecognized compensation expense related to unvested restricted shares was $2,052, which is expected to be amortized over a weighted average term of 1.2 years.
In addition, during the years ended December 31, 2019, 2018 and 2017, performance restricted stock units (RSUs) were granted to the Company’s executives. Following the three-year performance period, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved and the executive remains employed during the performance period, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return (TSR) as compared to that of the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index (Peer Companies) for the respective performance period. If an executive terminates employment during the performance period by reason of a qualified termination, as defined in the award agreement, a prorated portion of his or her outstanding RSUs will be eligible for conversion based upon the period in which the executive was employed during the performance period. If an executive terminates for any reason other than a qualified termination during the performance period, he or she would forfeit his or her outstanding RSUs. Following the performance period, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid on the earned awards during the performance period. The Company calculated the grant date fair values per unit using Monte Carlo simulations based on the probabilities of satisfying the market performance hurdles over the remainder of the performance period.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s unvested RSUs as of and for the years ended December 31, 2017, 2018 and 2019:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2017	391	$14.02
RSUs granted (a)	253	$15.52
RSUs ineligible for conversion	(89)	$14.68
RSUs eligible for future conversion as of December 31, 2017	555	$14.60
RSUs granted (b)	291	$14.36
Conversion of RSUs to common stock and restricted shares (c)	(141)	$14.10
RSUs ineligible for conversion	(56)	$15.36
RSUs eligible for future conversion as of December 31, 2018	649	$14.54
RSUs granted (d)	382	$10.98
Conversion of RSUs to common stock and restricted shares (e)	(192)	$13.74
RSUs eligible for future conversion as of December 31, 2019 (f) (g)	839	$13.10

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

(c)
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

(d)
Assumptions and inputs as of the grant date included a risk-free interest rate of 2.47%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s common stock dividend yield of 6.07%.

(e)
On February 4, 2019, 192 RSUs converted into 82 shares of common stock and 125 restricted shares that vested on December 31, 2019, after applying a conversion rate of 107.5% based upon the Company’s TSR relative to the TSRs of its Peer companies, for the performance period that concluded on December 31, 2018. An additional 29 shares of common stock were also issued representing the dividends that would have been paid on the earned awards during the performance period.

(f)	As of December 31, 2019, total unrecognized compensation expense related to unvested RSUs was $4,856, which is expected to be amortized over a weighted average term of 1.9 years.

(g)
Subsequent to December 31, 2019, 196 RSUs converted into 105 shares of common stock and 175 restricted shares with a one year vesting term after applying a conversion rate of 142.5% based upon the Company’s TSR relative to the TSRs of its Peer Companies, for the performance period that concluded on December 31, 2019. An additional 43 shares of common stock were also issued representing the dividends that would have been paid on the earned awards during the performance period.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded compensation expense of $7,559, $6,992 and $6,059, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the year ended December 31, 2018 is compensation expense of $330 related to the accelerated vesting of 23 restricted shares and remaining amortization related to the 29 RSUs that remained eligible for future conversion in conjunction with the departure of the Company’s former Executive Vice President, General Counsel and Secretary. Included within the amortization of stock-based compensation expense recorded during the year ended December 31, 2017 is the reversal of $830 of previously recognized compensation expense related to the forfeiture of 34 restricted shares and 89 RSUs resulting from the 2017 resignation of the Company’s former Chief Financial Officer and Treasurer. In addition, $30 of dividends previously paid on the forfeited restricted shares were reclassified from distributions paid into compensation expense. The total fair value of restricted shares that vested during the years ended December 31, 2019, 2018 and 2017 was $4,448, $5,091 and $4,232, respectively. In addition, the total fair value of RSUs that converted into common stock during the years ended December 31, 2019 and 2018 was $1,052 and $486, respectively.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. Options to purchase a total of 84 shares of common stock had been granted under the plan. As of December 31, 2019, options to purchase 16 shares of common stock remained outstanding and

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

exercisable. The Company did not grant any options in 2019, 2018 or 2017 and no compensation expense related to stock options was recorded during the years ended December 31, 2019, 2018 and 2017, respectively.
(6) LEASES
Leases as Lessor
Lease income related to the Company’s operating leases is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Lease income related to fixed lease payments	$362,866	$361,909	$406,923
Lease income related to variable lease payments	116,928	116,141	128,968
Other (a)	1,892	4,447	2,248
Lease income	$481,686	$482,497	$538,139

(a)
For the year ended December 31, 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements. For the years ended December 31, 2018 and 2017, “Other” is comprised of amortization of above and below market lease intangibles and lease inducements.

As of December 31, 2019, undiscounted lease payments to be received under operating leases, excluding additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, for the next five years and thereafter are as follows:

Lease Payments
2020	$363,222
2021	327,131
2022	279,283
2023	230,164
2024	175,781
Thereafter	556,877
Total	$1,932,458

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

The remaining lease terms range from less than one year to approximately 63 years and less than one year to approximately 64 years as of December 31, 2019 and 2018, respectively.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Leases as Lessee
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2035 to 2073, exclusive of any available option periods. In addition, the Company leases office space for certain management offices and its corporate offices expiring in various years from 2020 to 2023, exclusive of any available option periods.
Upon adoption of the new lease accounting standard (ASU 2016-02 and related amendments) on January 1, 2019, the Company recorded lease liabilities and ROU assets of $103,432 for long-term ground and office leases where it is the lessee, calculated by discounting future lease payments by the Company’s incremental borrowing rate as of January 1, 2019. The incremental borrowing rate was determined through consideration of (i) the Company’s entity-specific risk premium, (ii) observable market interest rates and (iii) lease term. The weighted average incremental borrowing rate used to discount the future payments was 5.91% and the Company’s operating leases had a weighted average remaining lease term of 44 years as of January 1, 2019. The Company’s existing straight-line ground rent liabilities of $31,030 and acquired ground lease intangible liability of $11,898 were reclassified as of January 1, 2019 to be presented net of the ROU assets. During 2019, the Company extended the term of one office lease resulting in an additional lease liability and ROU asset of $321.
The following table summarizes total lease costs recognized during the period, including variable lease payments which were not significant, and non-cash rent expense. Lease costs recognized during the year ended December 31, 2019 are presented under the new lease accounting standard and lease costs recognized during the years ended December 31, 2018 and 2017 are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

	Year Ended December 31,
	2019	2018	2017
Ground lease rent expense (a)	$6,395	$7,638	$9,188
Office rent expense (b)	$1,133	$1,137	$1,311
Office rent costs capitalized (c)	$181	$156	$—

(a)
Included within “Operating expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income. Includes non-cash ground rent expense of $1,356, $2,404 and $2,710 for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)
Office rent related to property management operations is included within “Operating expenses” and office rent related to corporate office operations is included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income. The Company has elected to not record a lease liability/ROU asset for leases with a term of less than 12 months. Office rent expense for the year ended December 31, 2019 includes $29 of short-term lease costs.

(c)	Office rent costs incurred as an indirect cost related to redevelopment projects are capitalized as a cost of the redevelopment project.
As of December 31, 2019, undiscounted future rental obligations to be paid under the long-term ground and office leases, including fixed rental increases, for the next five years and thereafter are as follows:

Lease Obligations
2020	$6,152
2021	6,283
2022	6,155
2023	6,102
2024	5,698
Thereafter	247,798
Total	$278,188
Adjustment for discounting	(187,059)
Lease liabilities as of December 31, 2019	$91,129

The Company’s operating leases for ground leases and office leases had a weighted average remaining lease term of 44 years and a weighted average discount rate of 5.93% as of December 31, 2019.

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
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	December 31, 2019			December 31, 2018
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$94,904	4.37%	5.1	$205,450	4.65%	4.5
Premium, net of accumulated amortization	—			775
Discount, net of accumulated amortization	(493)			(536)
Capitalized loan fees, net of accumulated amortization	(256)			(369)
Mortgages payable, net	$94,155			$205,320

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 7.48% as of December 31, 2019 and 2018.
During the year ended December 31, 2019, the Company repaid mortgages payable in the total amount of $107,671, which had a weighted average fixed interest rate of 4.91%, incurred $8,151 of debt prepayment fees and made scheduled principal payments of $2,875 related to amortizing loans. Certain of the Company’s mortgages payable require monthly payments of principal and interest. Collateral for the Company’s mortgages payable consists of the respective mortgaged property and its related tenant leases.
Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		December 31, 2019		December 31, 2018
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	—	—%
		800,000	4.27%	700,000	4.19%
Discount, net of accumulated amortization		(616)		(734)
Capitalized loan fees, net of accumulated amortization		(3,137)		(2,904)
Total		$796,247		$696,362

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Notes Due 2029
On June 28, 2019, the Company issued $100,000 of 4.82% senior unsecured notes due 2029 (Notes Due 2029) in a private placement transaction pursuant to a note purchase agreement it entered into with certain institutional investors on April 5, 2019. The proceeds were used to repay borrowings on the Company’s unsecured revolving line of credit.
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
As of December 31, 2019, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s unsecured term loans and revolving line of credit:

		December 31, 2019		December 31, 2018
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.20%	$250,000	3.20%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	4.05%	200,000	4.05%
Unsecured term loan due 2024 – fixed rate (c)	July 17, 2024	120,000	2.88%	—	—%
Unsecured term loan due 2026 – fixed rate (d)	July 17, 2026	150,000	3.27%	—	—%
Subtotal		720,000		450,000
Capitalized loan fees, net of accumulated amortization		(3,477)		(2,633)
Term loans, net		$716,523		$447,367

Unsecured credit facility revolving line of credit – variable rate (e)	April 22, 2022	$18,000	2.85%	$273,000	3.57%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of December 31, 2019 and 2018.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of December 31, 2019 and 2018.

(c)
$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of December 31, 2019.

(d)
$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.50% as of December 31, 2019.

(e)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying consolidated balance sheets.
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated unsecured credit agreement (Unsecured Credit Agreement) with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000 (Unsecured Credit Facility). The Unsecured Credit Facility consists of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan and is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the Unsecured Credit Agreement, the Company may elect to convert to an investment grade pricing grid. As of December 31, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan due 2021	1/5/2021	N/A	N/A	1.20%–1.70%	N/A	0.90%–1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2-six month	0.075%	1.05%–1.50%	0.15%–0.30%	0.825%–1.55%	0.125%–0.30%

The Unsecured Credit Facility has a $500,000 accordion option that allows the Company, at its election, to increase the total Unsecured Credit Facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the Unsecured Credit Agreement and (ii) the Company’s ability to obtain additional lender commitments.
The Unsecured Credit Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Unsecured Credit Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

and unencumbered interest coverage ratios. As of December 31, 2019, management believes the Company was in compliance with the financial covenants and default provisions under the Unsecured Credit Agreement.
Unsecured Term Loans
Term Loan Due 2024 and Term Loan Due 2026
On July 17, 2019, the Company entered into a term loan agreement (2019 Term Loan Agreement) with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The Term Loan Due 2024 and Term Loan Due 2026 bear interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the 2019 Term Loan Agreement, the Company may elect to convert to an investment grade pricing grid. As of December 31, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid. The proceeds were used to repay outstanding indebtedness and for general corporate purposes.
Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the amended term loan agreement (Amended 2017 Term Loan Agreement), the Company may elect to convert to an investment grade pricing grid. As of December 31, 2019, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The Term Loan Due 2023 has a $100,000 accordion option that allows the Company, at its election, to increase the Term Loan Due 2023 up to $300,000, subject to (i) customary fees and conditions, including the absence of an event of default as defined in the Amended 2017 Term Loan Agreement and (ii) the Company’s ability to obtain additional lender commitments.
The 2019 Term Loan Agreement and the Amended 2017 Term Loan Agreement contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum fixed charge coverage ratios; and (iii) minimum unencumbered interest coverage ratios. As of December 31, 2019, management believes the Company was in compliance with the financial covenants and default provisions under the 2019 Term Loan Agreement and the Amended 2017 Term Loan Agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2019, for each of the next five years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any 2020 debt activity.

	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,494	$2,626	$26,678	$31,758	$1,737	$29,611	$94,904
Fixed rate term loans (b)	—	250,000	—	200,000	120,000	150,000	720,000
Unsecured notes payable (c)	—	100,000	—	—	150,000	550,000	800,000
Total fixed rate debt	2,494	352,626	26,678	231,758	271,737	729,611	1,614,904

Variable rate debt:
Variable rate revolving line of credit	—	—	18,000	—	—	—	18,000
Total debt (d)	$2,494	$352,626	$44,678	$231,758	$271,737	$729,611	$1,632,904

Weighted average interest rate on debt:
Fixed rate debt	4.38%	3.47%	4.81%	4.06%	3.83%	4.02%	3.89%
Variable rate debt (e)	—	—	2.85%	—	—	—	2.85%
Total	4.38%	3.47%	4.02%	4.06%	3.83%	4.02%	3.88%

(a)	Excludes mortgage discount of $(493) and capitalized loan fees of $(256), net of accumulated amortization, as of December 31, 2019.

(b)
Excludes capitalized loan fees of $(3,477), net of accumulated amortization, as of December 31, 2019. The following variable rate term loans have been swapped to fixed rate debt: (i) $250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021; (ii) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (iii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iv) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of December 31, 2019, the applicable credit spread for (i), (ii) and (iii) was 1.20% and for (iv) was 1.50%.

(c)	Excludes discount of $(616) and capitalized loan fees of $(3,137), net of accumulated amortization, as of December 31, 2019.

(d)	The weighted average years to maturity of consolidated indebtedness was 4.7 years as of December 31, 2019.

(e)	Represents interest rate as of December 31, 2019.
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
As of December 31, 2019, the Company has 11 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $3,817 will be reclassified as an increase to interest expense.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s interest rate swaps as of December 31, 2019, which effectively convert one-month floating rate LIBOR to a fixed rate:

Number of Instruments	Effective Date	Notional	Fixed Interest Rate	Maturity Date
Three	December 29, 2017	$250,000	2.00%	January 5, 2021
Two	November 23, 2018	$200,000	2.85%	November 22, 2023
Three	August 15, 2019	$120,000	1.68%	July 17, 2024
Three	August 15, 2019	$150,000	1.77%	July 17, 2026

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest rate swaps	11	5	$720,000	$450,000

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques used are described in Note 13 to the consolidated financial statements.

	Derivatives
	December 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets, net	$—	Other assets, net	$2,324
Interest rate swaps	Other liabilities	$12,288	Other liabilities	$3,846

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive (loss) income for the years ended December 31, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Loss (Gain) Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	2019	2018		2019	2018	2019	2018
Interest rate swaps	$11,080	$1,567	Interest expense	$314	$(1,041)	$76,571	$73,746

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.
The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2019, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, which the Company has deemed not significant, was $12,818. As of December 31, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $12,818.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(9) EQUITY
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
In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. In December 2017, the Company’s board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The following table presents activity under the Company’s common stock repurchase program during the years ended December 31, 2019, 2018 and 2017:

	Number of Common Shares Repurchased	Average Price per Share	Total Repurchases
Year to date December 31, 2019	—	$—	$—
Year to date December 31, 2018	6,341	$11.80	$74,952
Year to date December 31, 2017	17,683	$12.82	$227,102

As of December 31, 2019, $189,105 remained available for repurchases of shares of the Company’s common stock under its common stock repurchase program.
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Year Ended December 31,
	2019		2018		2017
Numerator:
Net income	$32,397		$77,640		$251,491
Preferred stock dividends	—		—		(13,867)
Net income attributable to common shareholders	32,397		77,640		237,624
Earnings allocated to unvested restricted shares	(405)		(339)		(513)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$31,992		$77,301		$237,111

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	212,948	(a)	217,830	(b)	230,747	(c)
Effect of dilutive securities:
Stock options	—	(d)	—	(d)	1	(d)
RSUs	250	(e)	401	(f)	179	(g)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	213,198		218,231		230,927

(a)
Excludes 535 shares of unvested restricted common stock as of December 31, 2019, which equate to 645 shares on a weighted average basis for the year ended December 31, 2019. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

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

(d)
There were outstanding options to purchase 16, 22 and 38 shares of common stock as of December 31, 2019, 2018 and 2017, respectively, at a weighted average exercise price of $15.87, $17.34 and $18.85, respectively. Of these totals, outstanding options to purchase 12, 18 and 32 shares of common stock as of December 31, 2019, 2018 and 2017, respectively, at a weighted average exercise price of $17.25, $18.58 and $20.19, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(e)
As of December 31, 2019, there were 839 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the consolidated financial statements), which equate to 837 RSUs on a weighted average basis for the year ended December 31, 2019. These contingently issuable shares are a component of calculating diluted EPS.

(f)
As of December 31, 2018, there were 649 RSUs eligible for future conversion upon completion of the performance periods, which equate to 658 RSUs on a weighted average basis for the year ended December 31, 2018. These contingently issuable shares are a component of calculating diluted EPS.

(g)
As of December 31, 2017, there were 555 RSUs eligible for future conversion upon completion of the performance periods, which equate to 617 RSUs on a weighted average basis for the year ended December 31, 2017. These contingently issuable shares are a component of calculating diluted EPS.

(11) INCOME TAXES
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
Notwithstanding the Company’s qualification as a REIT, the Company may be subject to certain state and local taxes on its income or properties. In addition, the Company’s consolidated financial statements include the operations of one wholly owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The Company did not record any income tax expense related to the TRS for the years ended December 31, 2019, 2018 and 2017. As a REIT, the Company may also be subject to certain U.S. federal excise taxes if it engages in certain types of transactions.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets:
Basis difference in properties	$2	$2
Capital loss carryforward	3,939	3,939
Net operating loss carryforward	6,174	6,170
Other	467	467
Gross deferred tax assets	10,582	10,578
Less: valuation allowance	(10,582)	(10,578)
Total deferred tax assets	—	—
Deferred tax liabilities:
Other	—	—
Net deferred tax assets	$—	$—

The Company’s deferred tax assets and liabilities result from the activities of the TRS. As of December 31, 2019, the TRS had a capital loss carryforward and a federal net operating loss carryforward of $18,757 and $29,399, respectively, which if not utilized, will begin to expire in 2020 and 2031, respectively.
Differences between net income from the consolidated statements of operations and other comprehensive (loss) income and the Company’s taxable income primarily relate to the recognition of sales of investment properties, impairment charges recorded on investment properties and the timing of both revenue recognition and investment property depreciation and amortization.
The following table reconciles the Company’s net income to REIT taxable income before the dividends paid deduction for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Net income attributable to the Company	$32,397	$77,640	$251,491
Book/tax differences	91,144	588	(59,220)
REIT taxable income subject to 90% dividend requirement	$123,541	$78,228	$192,271

The Company’s dividends paid deduction for the years ended December 31, 2019, 2018 and 2017 is summarized below:

	2019	2018	2017
Distributions	$141,172	$116,725	$192,271
Less: non-dividend distributions	(17,630)	(38,497)	—
Total dividends paid deduction attributable to earnings and profits	$123,542	$78,228	$192,271

A summary of the tax characterization per share of the distributions to shareholders of the Company’s preferred stock and common stock for the years ended December 31, 2019, 2018 and 2017 follows:

	2019	2018	2017
Preferred stock
Ordinary dividends	$—	$—	$1.62
Capital gain distributions	—	—	0.07
Total distributions per share	$—	$—	$1.69

Common stock
Ordinary dividends (a)	$0.58	$0.36	$0.76
Non-dividend distributions	0.08	0.17	—
Capital gain distributions	—	—	0.03
Total distributions per share	$0.66	$0.53	$0.79

(a)	The 2019 and 2018 ordinary dividends are qualified REIT dividends that may be eligible for the 20% qualified business income deduction under Section 199A of the Code.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. No liabilities have been recorded as of December 31, 2019 or 2018 as a result of this provision. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019. Returns for the calendar years 2016 through 2019 remain subject to examination by federal and various state tax jurisdictions.
(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of December 31, 2019 and 2017, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. As of December 31, 2018, the Company did not identify indicators of impairment at any of its properties. The following table summarizes the results of these analyses as of December 31, 2019 and 2017:

	December 31,
	2019	2017
Number of properties for which indicators of impairment were identified	1	6	(a)
Less: number of properties for which an impairment charge was recorded	1	1
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—	1
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	—	4

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (b)	N/A	14%

(a)	Includes five properties which have subsequently been sold as of December 31, 2019.

(b)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charge during the year ended December 31, 2019:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Streets of Yorktown (a)	Multi-tenant retail	September 30, 2019	85,200	$11,177
King Philip’s Crossing (b)	Multi-tenant retail	December 31, 2019	105,900	1,121
				$12,298
	Estimated fair value of impaired properties as of impairment date			$16,944

(a)
The Company recorded an impairment charge as a result of a combination of factors, including expected impact on future operating results stemming from anticipated changes in lease terms related to the tenant population and a re-evaluation of the strategic alternatives for the property.

(b)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on February 13, 2020.
The Company recorded the following investment property impairment charges during the year ended December 31, 2018:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Schaumburg Towers (a)	Office	Various	895,400	$1,116
CVS Pharmacy – Lawton, OK (b)	Single-user retail	March 31, 2018	10,900	200
Orange Plaza (Golfland Plaza) (c)	Multi-tenant retail	December 28, 2018	58,200	763
				$2,079
	Estimated fair value of impaired properties as of impairment date			$85,321

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(13) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$—	$—	$2,324	$2,324
Financial liabilities:
Mortgages payable, net	$94,155	$98,082	$205,320	$208,173
Unsecured notes payable, net	$796,247	$822,883	$696,362	$671,492
Unsecured term loans, net	$716,523	$720,000	$447,367	$449,266
Unsecured revolving line of credit	$18,000	$18,000	$273,000	$272,553
Derivative liability	$12,288	$12,288	$3,846	$3,846

The carrying value of the derivative asset is included within “Other assets, net” and the carrying value of the derivative liability is included within “Other liabilities” in the accompanying consolidated balance sheets.
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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2019
Derivative liability	$—	$12,288	$—	$12,288

December 31, 2018
Derivative asset	$—	$2,324	$—	$2,324
Derivative liability	$—	$3,846	$—	$3,846

Derivatives:  The fair value of the derivative asset and derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the consolidated financial statements.
Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2019, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the year ended December 31, 2019. Methods and assumptions used to estimate the fair value of this asset are described after the table. The Company did not remeasure any assets to fair value on a nonrecurring basis as of December 31, 2018.

	Fair Value
	Level 1	Level 2		Level 3		Total	Provision for Impairment
December 31, 2019
Investment properties	$—	$11,644	(a)	$5,300	(b)	$16,944	$12,298

(a)
Represents the fair value of the Company’s King Philip’s Crossing investment property as of December 31, 2019, the date the asset was measured at fair value. The estimated fair value of King Philip’s Crossing was based upon the expected sales price from an executed sales contract and determined to be a Level 2 input.

(b)
Represents the fair value of the Company’s Streets of Yorktown investment property as of September 30, 2019, the date the asset was measured at fair value. The estimated fair value of Streets of Yorktown was determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. The discount rates and third-party comparable sales prices used in this approach are derived from property-specific information, market transactions and other industry data and are considered significant inputs to this valuation. The reversion value of the property was based upon third-party comparable sales prices, which contain unobservable inputs used by these third parties. A weighted average discount rate of 6.89% was used to (i) present value the estimated income stream over the estimated holding period and (ii) present value the reversion value.

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which those measurements fall.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2019
Mortgages payable, net	$—	$—	$98,082	$98,082
Unsecured notes payable, net	$255,965	$—	$566,918	$822,883
Unsecured term loans, net	$—	$—	$720,000	$720,000
Unsecured revolving line of credit	$—	$—	$18,000	$18,000

December 31, 2018
Mortgages payable, net	$—	$—	$208,173	$208,173
Unsecured notes payable, net	$235,788	$—	$435,704	$671,492
Unsecured term loans, net	$—	$—	$449,266	$449,266
Unsecured revolving line of credit	$—	$—	$272,553	$272,553

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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

	December 31, 2019	December 31, 2018
Mortgages payable, net – range of discount rates used	3.2% to 3.6%	4.2% to 4.4%
Unsecured notes payable, net – weighted average discount rate used	3.79%	4.91%
Unsecured term loans, net – weighted average credit spread portion of discount rate used	1.26%	1.25%
Unsecured revolving line of credit – credit spread portion of discount rate used	1.05%	1.10%

There were no transfers between the levels of the fair value hierarchy during the years ended December 31, 2019 and 2018.
(14) COMMITMENTS AND CONTINGENCIES
On December 1, 2014, the Company formed a wholly owned captive insurance company, Birch Property and Casualty LLC (Birch), which insures the Company’s first layer of property, environmental and general liability insurance claims subject to certain limitations. The Company capitalized Birch in accordance with the applicable regulatory requirements and Birch established annual premiums based on projections derived from the past loss experience of the Company’s properties.
As of December 31, 2019, the Company had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of its properties and reduce the available borrowings on its unsecured revolving line of credit.
The following table summarizes the Company’s active expansion and redevelopment projects as of December 31, 2019:

		Estimated Net Investment		Net Investment as of December 31, 2019
Project Name	MSA	Low	High
Circle East (a)	Baltimore	$42,000	$44,000	$21,766
One Loudoun Downtown – Pads G & H (b)	Washington, D.C.	$125,000	$135,000	$14,711
Carillon – phase one (b)	Washington, D.C.	$194,000	$215,000	$5,358

(a)	Investment amounts are net of proceeds of $11,820 received from the sale of air rights.

(b)	Investment amounts are net of expected and actual contributions from the Company’s joint venture partners.
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
(16) SUBSEQUENT EVENTS
Subsequent to December 31, 2019, the Company:

•
closed on the disposition of King Philip’s Crossing, a 105,900 square foot multi-tenant retail operating property located in Seekonk, Massachusetts, for a sales price of $13,900 with no anticipated gain on sale or additional impairment due to previously recognized impairment charges;

•
closed on the acquisition of the fee interest in Fullerton Metrocenter, its existing multi-tenant retail operating property located in Fullerton, California, for a gross purchase price of $55,000. In connection with this acquisition, the Company also assumed the lessor position in a ground lease with a shadow anchor;

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

•
granted 116 restricted shares at a grant date fair value of $13.07 per share and 331 RSUs at a grant date fair value of $13.67 per RSU to the Company’s executives in conjunction with its long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the consolidated financial statements for additional details regarding the terms of the RSUs;

•
issued 105 shares of common stock and 175 restricted shares with a one year vesting term for the RSUs with a performance period that concluded on December 31, 2019. An additional 43 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period; and

•
declared the cash dividend for the first quarter of 2020 of $0.165625 per share on its outstanding Class A common stock, which will be paid on April 9, 2020 to Class A common shareholders of record at the close of business on March 26, 2020.

(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth selected quarterly financial data for the Company:

	2019
	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$120,817	$119,717	$118,449	$122,703

Net income (loss)	$16,172	$(28,153)	$21,170	$23,208

Net income (loss) attributable to common shareholders	$16,172	$(28,153)	$21,170	$23,208

Net income (loss) per common share attributable to common shareholders – basic and diluted	$0.08	$(0.13)	$0.10	$0.11

Weighted average number of common shares outstanding – basic	212,996	212,995	212,951	212,850

Weighted average number of common shares outstanding – diluted	213,627	212,995	213,090	213,223

	2018
	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$119,354	$119,137	$119,164	$124,842

Net income	$12,144	$12,834	$10,882	$41,780

Net income attributable to common shareholders	$12,144	$12,834	$10,882	$41,780

Net income per common share attributable to common shareholders – basic and diluted	$0.06	$0.06	$0.05	$0.19

Weighted average number of common shares outstanding – basic	214,684	218,808	218,982	218,849

Weighted average number of common shares outstanding – diluted	215,093	219,021	219,410	219,403

RETAIL PROPERTIES OF AMERICA, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2019
Allowance for doubtful accounts	$7,976	—	(7,976)	$—
Tax valuation allowance	$10,578	4	—	$10,582

Year ended December 31, 2018
Allowance for doubtful accounts	$6,567	3,155	(1,746)	$7,976
Tax valuation allowance	$12,347	(1,769)	—	$10,578

Year ended December 31, 2017
Allowance for doubtful accounts	$6,886	2,143	(2,462)	$6,567
Tax valuation allowance	$21,175	(8,828)	—	$12,347

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Ashland & Roosevelt	$439	$13,850	$21,052	$1,277	$13,850	$22,329	$36,179	$11,630	2002	05/05
Chicago, IL
Avondale Plaza	—	4,573	9,497	74	4,573	9,571	14,144	1,890	2005	11/14
Redmond, WA
Bed Bath & Beyond Plaza	—	4,530	11,901	405	4,530	12,306	16,836	6,355	2000-2002	07/05
Westbury, NY
The Brickyard	—	45,300	26,657	8,870	45,300	35,527	80,827	18,094	1977/2004	04/05
Chicago, IL
Carillon (a)	—	15,261	114,703	(109,424)	2,811	17,729	20,540	8,263	2004	09/04
Largo, MD
Cedar Park Town Center	—	23,923	13,829	251	23,923	14,080	38,003	3,286	2013	02/15
Cedar Park, TX
Central Texas Marketplace	—	13,000	47,559	11,122	13,000	58,681	71,681	26,896	2004	12/06
Waco, TX
Centre at Laurel	—	19,000	8,406	17,479	18,700	26,185	44,885	12,808	2005	02/06
Laurel, MD
Chantilly Crossing	—	8,500	16,060	2,560	8,500	18,620	27,120	9,765	2004	05/05
Chantilly, VA
Circle East (a) (b)	—	9,050	17,840	(26,484)	—	406	406	55	1998	7/04
Towson, MD
Clearlake Shores	—	1,775	7,026	1,363	1,775	8,389	10,164	4,377	2003-2004	04/05
Clear Lake, TX
Coal Creek Marketplace	—	5,023	12,382	261	5,023	12,643	17,666	2,095	1991	08/15
Newcastle, WA
Colony Square	—	16,700	22,775	7,781	16,700	30,556	47,256	13,605	1997	05/06
Sugar Land, TX
The Commons at Temecula	—	12,000	35,887	7,145	12,000	43,032	55,032	22,053	1999	04/05
Temecula, CA
Coppell Town Center	—	2,919	13,281	330	2,919	13,611	16,530	3,342	1999	10/13
Coppell, TX
Coram Plaza	—	10,200	26,178	3,900	10,200	30,078	40,278	16,391	2004	12/04
Coram, NY
Cypress Mill Plaza	—	4,962	9,976	178	4,962	10,154	15,116	2,677	2004	10/13
Cypress, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Davis Towne Crossing	$—	$1,850	$5,681	$1,210	$1,671	$7,070	$8,741	$3,905	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	—	6,000	43,434	17,093	6,000	60,527	66,527	31,246	2003-2004	10/04
Denton, TX
Downtown Crown	—	43,367	110,785	5,073	43,367	115,858	159,225	21,752	2014	01/15
Gaithersburg, MD
East Stone Commons	—	2,900	28,714	338	2,826	29,126	31,952	14,338	2005	06/06
Kingsport, TN
Eastside	—	4,055	17,620	87	4,055	17,707	21,762	2,582	2008	06/16
Richardson, TX
Eastwood Towne Center	—	12,000	65,067	9,765	12,000	74,832	86,832	39,860	2002	05/04
Lansing, MI
Edwards Multiplex	—	11,800	33,098	—	11,800	33,098	44,898	17,797	1997	05/05
Ontario, CA
Fairgrounds Plaza	—	4,800	13,490	5,082	5,431	17,941	23,372	9,338	2002-2004	01/05
Middletown, NY
Fordham Place	—	17,209	96,547	328	17,209	96,875	114,084	21,263	Redev: 2009	11/13
Bronx, NY
Fort Evans Plaza II	—	16,118	44,880	407	16,118	45,287	61,405	9,194	2008	01/15
Leesburg, VA
Fullerton Metrocenter	—	—	47,403	3,643	—	51,046	51,046	28,723	1988	06/04
Fullerton, CA
Galvez Shopping Center	—	1,250	4,947	442	1,250	5,389	6,639	2,838	2004	06/05
Galveston, TX
Gardiner Manor Mall	—	12,348	56,199	1,941	12,348	58,140	70,488	11,944	2000	06/14
Bay Shore, NY
Gateway Pavilions	—	9,880	55,195	5,090	9,880	60,285	70,165	31,744	2003-2004	12/04
Avondale, AZ
Gateway Plaza	—	—	26,371	5,599	—	31,970	31,970	17,077	2000	07/04
Southlake, TX
Gateway Station	—	1,050	3,911	1,333	1,050	5,244	6,294	2,761	2003-2004	12/04
College Station, TX
Gateway Station II & III	—	3,280	11,557	371	3,280	11,928	15,208	5,301	2006-2007	05/07
College Station, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Gateway Village	$32,580	$8,550	$39,298	$6,753	$8,550	$46,051	$54,601	$24,933	1996	07/04
Annapolis, MD
Gerry Centennial Plaza	—	5,370	12,968	10,137	5,370	23,105	28,475	10,214	2006	06/07
Oswego, IL
Grapevine Crossing	—	4,100	16,938	492	3,894	17,636	21,530	9,371	2001	04/05
Grapevine, TX
Green's Corner	—	3,200	8,663	1,468	3,200	10,131	13,331	5,187	1997	12/04
Cumming, GA
Gurnee Town Center	—	7,000	35,147	6,828	7,000	41,975	48,975	22,023	2000	10/04
Gurnee, IL
Henry Town Center	—	10,650	46,814	9,419	10,650	56,233	66,883	28,361	2002	12/04
McDonough, GA
Heritage Square	—	6,377	11,385	2,393	6,377	13,778	20,155	3,036	1985	02/14
Issaquah, WA
Heritage Towne Crossing	—	3,065	10,729	1,757	3,065	12,486	15,551	7,121	2002	03/04
Euless, TX
Home Depot Center	—	—	16,758	—	—	16,758	16,758	8,908	1996	06/05
Pittsburgh, PA
HQ Building	—	5,200	10,010	4,406	5,200	14,416	19,616	7,785	Redev: 2004	12/05
San Antonio, TX
Huebner Oaks Center	—	18,087	64,731	3,107	18,087	67,838	85,925	13,495	1996	06/14
San Antonio, TX
Humblewood Shopping Center	—	2,200	12,823	1,244	2,200	14,067	16,267	7,039	Renov: 2005	11/05
Humble, TX
Jefferson Commons	—	23,097	52,762	3,791	23,097	56,553	79,650	24,281	2005	02/08
Newport News, VA
John's Creek Village	—	14,446	23,932	1,278	14,295	25,361	39,656	5,526	2004	06/14
John's Creek, GA
King Philip's Crossing	—	3,710	19,144	(11,171)	3,388	8,295	11,683	—	2005	11/05
Seekonk, MA
La Plaza Del Norte	—	16,005	37,744	5,404	16,005	43,148	59,153	24,321	1996/1999	01/04
San Antonio, TX
Lake Worth Towne Crossing	—	6,600	30,910	9,357	6,600	40,267	46,867	18,947	2005	06/06
Lake Worth, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Lakewood Towne Center	$—	$12,555	$74,612	$(8,038)	$12,555	$66,574	$79,129	$34,695	1998/2002-	06/04
Lakewood, WA									2003
Lincoln Park	—	38,329	17,772	733	38,329	18,505	56,834	3,957	1997	06/14
Dallas, TX
Lincoln Plaza	—	13,000	46,482	23,209	13,110	69,581	82,691	35,147	2001-2004	09/05
Worcester, MA
Lowe's/Bed, Bath & Beyond	—	7,423	799	(8)	7,415	799	8,214	763	2005	08/05
Butler, NJ
MacArthur Crossing	—	4,710	16,265	2,691	4,710	18,956	23,666	10,766	1995-1996	02/04
Los Colinas, TX
Main Street Promenade	—	4,317	83,276	289	4,317	83,565	87,882	9,027	2003 & 2014	01/17
Naperville, IL
Manchester Meadows	—	14,700	39,738	9,395	14,700	49,133	63,833	25,661	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	—	3,300	12,195	3,701	3,300	15,896	19,196	8,716	2003-2004	11/04
Mansfield, TX
Merrifield Town Center	—	18,678	36,496	1,224	18,678	37,720	56,398	7,001	2008	01/15
Falls Church, VA
Merrifield Town Center II	—	28,797	14,698	105	28,797	14,803	43,600	2,142	1972 Renov:	01/16
Falls Church, VA									2006-2007
New Forest Crossing	—	4,390	11,313	1,107	4,390	12,420	16,810	2,949	2003	10/13
Houston, TX
New Hyde Park Shopping Center	—	14,568	5,562	(11)	14,568	5,551	20,119	625	1964 Renov:	07/17
New Hyde Park, NY									2011
Newnan Crossing I & II	—	15,100	33,987	9,863	15,100	43,850	58,950	22,945	1999 &	12/03 &
Newnan, GA									2004	02/04
Newton Crossroads	—	3,350	6,927	927	3,350	7,854	11,204	4,037	1997	12/04
Covington, GA
North Benson Center	—	13,275	10,619	487	13,275	11,106	24,381	386	1988-1990	03/19
Renton, WA
Northgate North	24,675	7,540	49,078	(12,582)	7,540	36,496	44,036	21,016	1999-2003	06/04
Seattle, WA
Northpointe Plaza	—	13,800	37,707	9,544	13,800	47,251	61,051	24,725	1991-1993	05/04
Spokane, WA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Oak Brook Promenade	$—	$10,343	$50,057	$1,776	$10,343	$51,833	$62,176	$7,789	2006	03/16
Oak Brook, IL
One Loudoun (a)	—	26,799	122,224	129	15,067	134,085	149,152	15,409	2013-2017	11/16, 2/17,
Ashburn, VA										4/17, 5/17, 8/17 & 11/18
Oswego Commons	—	6,454	16,004	1,701	6,454	17,705	24,159	4,241	2002-2004	06/14
Oswego, IL
Paradise Valley Marketplace	—	8,134	20,425	2,562	8,134	22,987	31,121	12,343	2002	4/04 & 6/19
Phoenix, AZ
Parkway Towne Crossing	—	6,142	20,423	9,508	6,142	29,931	36,073	15,903	2010	08/06
Frisco, TX
Pavilion at Kings Grant I & II	—	10,274	12,392	21,340	10,105	33,901	44,006	13,023	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Pelham Manor Shopping Plaza	—	—	67,870	938	—	68,808	68,808	16,824	2008	11/13
Pelham Manor, NY
Peoria Crossings I & II	24,110	6,995	32,816	4,653	8,495	35,969	44,464	20,076	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Plaza at Marysville	—	6,600	13,728	1,162	6,600	14,890	21,490	8,230	1995	07/04
Marysville, WA
Plaza del Lago	—	12,042	33,382	4,027	12,042	37,409	49,451	2,741	1928 Renov:	12/17
Wilmette, IL									1996/2019
Pleasant Run	—	4,200	29,085	7,629	4,200	36,714	40,914	19,012	2004	12/04
Cedar Hill, TX
Reisterstown Road Plaza	—	15,800	70,372	24,474	15,790	94,856	110,646	45,506	1986/2004/	08/04
Baltimore, MD									2018
Rivery Town Crossing	—	2,900	6,814	1,284	2,900	8,098	10,998	3,638	2005	10/06
Georgetown, TX
Royal Oaks Village II	—	3,450	17,000	964	3,450	17,964	21,414	7,022	2004-2005	11/05
Houston, TX
Sawyer Heights Village	—	24,214	15,797	778	24,214	16,575	40,789	4,170	2007	10/13
Houston, TX
Shoppes at Hagerstown	—	4,034	21,937	275	4,034	22,212	26,246	3,670	2008	01/16
Hagerstown, MD
The Shoppes at Quarterfield	—	2,190	8,840	359	2,190	9,199	11,389	5,207	1999	01/04
Severn, MD

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
The Shoppes at Union Hill	$12,351	$12,666	$45,227	$2,608	$12,666	$47,835	$60,501	$6,789	2003	04/16
Denville, NJ
Shoppes of New Hope	—	1,350	11,045	258	1,350	11,303	12,653	6,325	2004	07/04
Dallas, GA
Shoppes of Prominence Point I & II	—	3,650	12,652	734	3,650	13,386	17,036	7,304	2004 & 2005	06/04 &
Canton, GA										09/05
Shops at Forest Commons	—	1,050	6,133	428	1,050	6,561	7,611	3,607	2002	12/04
Round Rock, TX
The Shops at Legacy	—	8,800	108,940	19,162	8,800	128,102	136,902	58,203	2002	06/07
Plano, TX
Shops at Park Place	—	9,096	13,175	4,735	9,096	17,910	27,006	8,900	2001	10/03
Plano, TX
Southlake Corners	—	6,612	23,605	200	6,612	23,805	30,417	5,567	2004	10/13
Southlake, TX
Southlake Town Square I - VII (c)	—	43,790	210,402	32,890	41,604	245,478	287,082	111,172	1998-2007	12/04, 5/07,
Southlake, TX										9/08 & 3/09
Stilesboro Oaks	—	2,200	9,426	816	2,200	10,242	12,442	5,448	1997	12/04
Acworth, GA
Stonebridge Plaza	—	1,000	5,783	847	1,000	6,630	7,630	3,373	1997	08/05
McKinney, TX
Streets of Yorktown	—	3,440	22,111	(20,558)	1,062	3,931	4,993	72	2005	12/05
Houston, TX
Tacoma South	—	10,976	22,898	222	10,976	23,120	34,096	3,367	1984-2015	05/16
Tacoma, WA
Target South Center	—	2,300	8,760	730	2,300	9,490	11,790	5,029	1999	11/05
Austin, TX
Tollgate Marketplace	—	8,700	61,247	14,954	8,700	76,201	84,901	37,215	1979/1994	07/04
Bel Air, MD
Towson Square (b)	—	13,757	21,958	383	13,757	22,341	36,098	3,441	2014	11/15
Towson, MD
Tysons Corner	—	22,525	7,184	3,799	22,525	10,983	33,508	1,504	1980	05/15
Vienna, VA									Renov:2004, 2012/2013
Village Shoppes at Simonton	—	2,200	10,874	376	2,200	11,250	13,450	6,089	2004	08/04
Lawrenceville, GA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Walter's Crossing	$—	$14,500	$16,914	$507	$14,500	$17,421	$31,921	$8,854	2005	07/06
Tampa, FL
Watauga Pavilion	—	5,185	27,504	1,728	5,185	29,232	34,417	16,223	2003-2004	05/04
Watauga, TX
Winchester Commons	—	4,400	7,471	930	4,400	8,401	12,801	4,384	1999	11/04
Memphis, TN
Woodinville Plaza	—	16,073	25,433	8,013	16,073	33,446	49,519	5,253	1981	06/15 &
Woodinville, WA										8/16
Total	94,155	1,058,803	3,266,098	241,510	1,021,829	3,544,582	4,566,411	1,383,274

Developments in Progress	—	25,450	—	87,903	65,319	48,034	113,353	—

Total Investment Properties	$94,155	$1,084,253	$3,266,098	$329,413	$1,087,148	$3,592,616	$4,679,764	$1,383,274

(a)	The cost basis associated with this property or a portion of this property is included within “Developments in progress” as the property or a portion of the property is an active redevelopment.

(b)	The redevelopment at Circle East is no longer combined with the Company’s neighboring property Towson Square.

(c)	The Company acquired a parcel at this property in 2019.

RETAIL PROPERTIES OF AMERICA, INC.
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned as of December 31, 2019 for U.S. federal income tax purposes was approximately $4,690,491.

(C)	Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2019	2018	2017
Balance as of January 1,	$4,692,754	$4,785,927	$5,499,506
Purchases and additions to investment property	133,259	114,050	272,145
Sale and write-offs of investment property	(111,557)	(203,766)	(829,170)
Property held for sale	—	—	(2,791)
Provision for asset impairment	(34,692)	(3,457)	(153,763)
Balance as of December 31,	$4,679,764	$4,692,754	$4,785,927

(E)	Reconciliation of accumulated depreciation:

	2019	2018	2017
Balance as of January 1,	$1,313,602	$1,215,990	$1,443,333
Depreciation expense	173,619	149,302	171,823
Sale and write-offs of investment property	(81,438)	(48,795)	(308,662)
Property held for sale	—	—	(27)
Provision for asset impairment	(22,509)	(2,895)	(90,477)
Balance as of December 31,	$1,383,274	$1,313,602	$1,215,990
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
Based on management’s evaluation as of December 31, 2019, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Retail Properties of America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those consolidated financial statements.
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
February 19, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed:

(1)	The consolidated financial statements of the Company are set forth in this report in Item 8.

(2)	Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2019 are submitted herewith:

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

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed herewith).
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

10.10
Second Amendment to Term Loan Agreement, dated as of November 20, 2018, by and among the Registrant as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 13, 2019).

10.11
Note Purchase Agreement dated as of April 5, 2019 among the Registrant as Issuer and Certain Institutions as Purchasers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2019).

10.12
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

10.13
Retention Agreement dated July 29, 2019 by and between the Registrant and Steven P. Grimes (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 31, 2019).

10.14
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
RETAIL PROPERTIES OF AMERICA, INC.

/s/ STEVEN P. GRIMES

By:	Steven P. Grimes
Chief Executive Officer
Date:	February 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ STEVEN P. GRIMES		/s/ BONNIE S. BIUMI		/s/ RICHARD P. IMPERIALE

By:	Steven P. Grimes	By:	Bonnie S. Biumi	By:	Richard P. Imperiale
	Director and Chief Executive Officer (Principal Executive Officer)		Director		Director
Date:	February 19, 2020	Date:	February 19, 2020	Date:	February 19, 2020

	/s/ JULIE M. SWINEHART		/s/ FRANK A. CATALANO, JR.		/s/ PETER L. LYNCH

By:	Julie M. Swinehart	By:	Frank A. Catalano, Jr.	By:	Peter L. Lynch
	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)		Director		Director
Date:	February 19, 2020	Date:	February 19, 2020	Date:	February 19, 2020

	/s/ GERALD M. GORSKI		/s/ ROBERT G. GIFFORD		/s/ THOMAS J. SARGEANT

By:	Gerald M. Gorski	By:	Robert G. Gifford	By:	Thomas J. Sargeant
	Chairman of the Board and Director		Director		Director
Date:	February 19, 2020	Date:	February 19, 2020	Date:	February 19, 2020