Form 10-Q
period 2020-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2020-05-06
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s class of common stock as of May 1, 2020:
Class A common stock:    214,121,973 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2020	December 31, 2019
Assets
Investment properties:
Land	$1,075,577	$1,021,829
Building and other improvements	3,548,769	3,544,582
Developments in progress	126,761	113,353
	4,751,107	4,679,764
Less: accumulated depreciation	(1,416,981)	(1,383,274)
Net investment properties (includes $30,600 and $12,445 from consolidated variable interest entities, respectively)	3,334,126	3,296,490
Cash and cash equivalents	769,241	9,989
Accounts and notes receivable, net	72,003	73,832
Acquired lease intangible assets, net	78,439	79,832
Right-of-use lease assets	44,157	50,241
Other assets, net (includes $344 and $164 from consolidated variable interest entities, respectively)	71,627	75,978
Total assets	$4,369,593	$3,586,362

Liabilities and Equity
Liabilities:
Mortgages payable, net	$93,562	$94,155
Unsecured notes payable, net	796,420	796,247
Unsecured term loans, net	716,792	716,523
Unsecured revolving line of credit	849,704	18,000
Accounts payable and accrued expenses	50,622	78,902
Distributions payable	35,464	35,387
Acquired lease intangible liabilities, net	67,573	63,578
Lease liabilities	85,340	91,129
Other liabilities (includes $3,233 and $1,707 from consolidated variable interest entities, respectively)	76,815	56,368
Total liabilities	2,772,292	1,950,289

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 214,122 and 213,600 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	214	214
Additional paid-in capital	4,512,939	4,510,484
Accumulated distributions in excess of earnings	(2,879,040)	(2,865,933)
Accumulated other comprehensive loss	(39,870)	(12,288)
Total shareholders’ equity	1,594,243	1,632,477
Noncontrolling interests	3,058	3,596
Total equity	1,597,301	1,636,073
Total liabilities and equity	$4,369,593	$3,586,362

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Lease income	$118,695	$122,703

Expenses:
Operating expenses	16,414	17,686
Real estate taxes	18,533	18,403
Depreciation and amortization	40,173	43,267
Provision for impairment of investment properties	346	—
General and administrative expenses	9,165	10,499
Total expenses	84,631	89,855

Other (expense) income:
Interest expense	(17,046)	(17,430)
Gain on sales of investment properties	—	8,449
Gain on litigation settlement	6,100	—
Other expense, net	(761)	(659)
Net income	22,357	23,208
Net income attributable to noncontrolling interests	—	—
Net income attributable to common shareholders	$22,357	$23,208

Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.10	$0.11

Net income	$22,357	$23,208
Other comprehensive loss:
Net unrealized loss on derivative instruments (Note 8)	(27,582)	(3,514)
Comprehensive (loss) income attributable to the Company	$(5,225)	$19,694

Weighted average number of common shares outstanding – basic	213,215	212,850

Weighted average number of common shares outstanding – diluted	213,215	213,223

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2019	213,176	$213	$4,504,702	$(2,756,802)	$(1,522)	$1,746,591	$418	$1,747,009
Net income	—	—	—	23,208	—	23,208	—	23,208
Other comprehensive loss	—	—	—	—	(3,514)	(3,514)	—	(3,514)
Contributions from noncontrolling interests	—	—	—	—	—	—	358	358
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,371)	—	(35,371)	—	(35,371)
Issuance of common stock	111	—	—	—	—	—	—	—
Issuance of restricted shares	392	1	—	—	—	1	—	1
Stock-based compensation expense, net of forfeitures	(9)	—	1,966	—	—	1,966	—	1,966
Shares withheld for employee taxes	(85)	—	(1,037)	—	—	(1,037)	—	(1,037)
Balance as of March 31, 2019	213,585	$214	$4,505,631	$(2,768,965)	$(5,036)	$1,731,844	$776	$1,732,620

Balance as of January 1, 2020	213,600	$214	$4,510,484	$(2,865,933)	$(12,288)	$1,632,477	$3,596	$1,636,073
Net income	—	—	—	22,357	—	22,357	—	22,357
Other comprehensive loss	—	—	—	—	(27,582)	(27,582)	—	(27,582)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,123	1,123
Termination of consolidated joint venture	—	—	1,661	—	—	1,661	(1,661)	—
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,464)	—	(35,464)	—	(35,464)
Issuance of common stock	148	—	—	—	—	—	—	—
Issuance of restricted shares	493	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,233	—	—	2,233	—	2,233
Shares withheld for employee taxes	(119)	—	(1,439)	—	—	(1,439)	—	(1,439)
Balance as of March 31, 2020	214,122	$214	$4,512,939	$(2,879,040)	$(39,870)	$1,594,243	$3,058	$1,597,301
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$22,357	$23,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,173	43,267
Provision for impairment of investment properties	346	—
Gain on sales of investment properties	—	(8,449)
Amortization of loan fees and debt premium and discount, net	950	798
Amortization of stock-based compensation	2,233	1,966
Payment of leasing fees and inducements	(3,676)	(2,739)
Changes in accounts receivable, net	778	6,312
Changes in right-of-use lease assets	467	485
Changes in accounts payable and accrued expenses, net	(26,319)	(25,058)
Changes in lease liabilities	(230)	(150)
Changes in other operating assets and liabilities, net	(2,652)	398
Other, net	615	(3,083)
Net cash provided by operating activities	35,042	36,955

Cash flows from investing activities:
Purchase of investment properties	(54,970)	(25,204)
Capital expenditures and tenant improvements	(14,165)	(18,746)
Proceeds from sales of investment properties	11,343	21,605
Investment in developments in progress	(12,715)	(5,841)
Net cash used in investing activities	(70,507)	(28,186)

Cash flows from financing activities:
Principal payments on mortgages payable	(619)	(764)
Proceeds from unsecured revolving line of credit	937,704	94,000
Repayments of unsecured revolving line of credit	(106,000)	(68,000)
Payment of loan fees and deposits	—	(4)
Distributions paid	(35,387)	(35,383)
Other, net	(316)	(679)
Net cash provided by (used in) financing activities	795,382	(10,830)

Net increase (decrease) in cash, cash equivalents and restricted cash	759,917	(2,061)
Cash, cash equivalents and restricted cash, at beginning of period	14,447	19,601
Cash, cash equivalents and restricted cash, at end of period	$774,364	$17,540
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$14,263	$16,216
Cash paid for amounts included in the measurement of operating lease liabilities	$1,446	$1,679
Distributions payable	$35,464	$35,375
Accrued capital expenditures and tenant improvements	$6,246	$9,407
Accrued leasing fees and inducements	$683	$754
Accrued redevelopment costs	$2,573	$395
Amounts reclassified to developments in progress	$305	$—
Change in noncontrolling interest due to termination of joint venture	$1,661	$—
Lease liabilities arising from obtaining right-of-use lease assets	$383	$103,519
Straight-line ground rent liabilities reclassified to right-of-use lease asset	$—	$31,030
Straight-line office rent liability reclassified to right-of-use lease asset	$—	$507
Acquired ground lease intangible liability reclassified to right-of-use lease asset	$—	$11,898

Purchase of investment properties (after credits at closing):
Net investment properties	$(58,760)	$(23,894)
Right-of-use lease assets	5,999	—
Accounts receivable, acquired lease intangibles and other assets	(1,801)	(1,694)
Lease liabilities	(5,942)	—
Accounts payable, acquired lease intangibles and other liabilities	5,534	384
Purchase of investment properties (after credits at closing)	$(54,970)	$(25,204)

Proceeds from sales of investment properties:
Net investment properties	$11,281	$17,456
Right-of-use lease assets	—	8,242
Accounts receivable, acquired lease intangibles and other assets	167	1,417
Lease liabilities	—	(11,326)
Accounts payable, acquired lease intangibles and other liabilities	(105)	(2,633)
Gain on sales of investment properties	—	8,449
Proceeds from sales of investment properties	$11,343	$21,605

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, at beginning of period	$9,989	$14,722
Restricted cash, at beginning of period (included within “Other assets, net”)	4,458	4,879
Total cash, cash equivalents and restricted cash, at beginning of period	$14,447	$19,601

Cash and cash equivalents, at end of period	$769,241	$11,855
Restricted cash, at end of period (included within “Other assets, net”)	5,123	5,685
Total cash, cash equivalents and restricted cash, at end of period	$774,364	$17,540

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2019, which are included in its 2019 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of March 31, 2020, the Company owned 102 retail operating properties in the United States.
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a global pandemic. COVID-19 has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. The global impact of the COVID-19 outbreak has been rapidly evolving and many U.S. states and cities, including where the Company owns properties and/or has development sites, have imposed measures intended to control its spread, such as instituting “shelter-in-place” rules and restrictions on the types of businesses that may continue to operate and/or the types of construction projects that may continue. While the Company did not incur significant disruptions to its lease income and occupancy during the three months ended March 31, 2020 from COVID-19, the Company continues to closely monitor the impact of the pandemic on all aspects of its business. Due to numerous uncertainties, it is not possible to accurately predict the impact the pandemic will have on the Company’s financial condition, results of operations and cash flows. To date, as a result of the pandemic and the measures noted above to mitigate its impact, a number of the Company’s tenants have announced temporary closures of their stores or modifications of their operations and requested lease concessions. Generally, the Company has not yet reached agreement with tenants regarding concession requests, as discussions are ongoing. Certain other tenants are considered essential businesses which remain open and continue to operate during this time. Except for a small, enclosed portion of one property, the Company has not closed any of its properties and continues to operate them for the benefit of the communities and customers that the Company’s tenants serve.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s property ownership as of March 31, 2020 is summarized below:

Property Count
Retail operating properties	102
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (a)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105

(a)	The operating portion of this property is included within the property count for retail operating properties.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2019 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2020.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses. This new guidance was effective January 1, 2020 and replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost are required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. Generally, the pronouncement requires a modified retrospective method of adoption. The adoption of this pronouncement on January 1, 2020 did not have any effect on the Company’s consolidated financial statements as it did not have any financial assets within the scope of this guidance.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This new guidance was effective January 1, 2020 and provides new and, in some cases, eliminates or modifies the previously existing disclosure requirements on fair value measurements. Public entities are now required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities are no longer required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, the Company removed the discussion of its valuation processes for Level 3 fair value measurements. The Company did not remove any other disclosures as it did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The adoption of this pronouncement on January 1, 2020 did not have any effect on the Company’s consolidated financial statements. The amended disclosure guidance will be applied prospectively.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This temporary guidance is effective as of March 12, 2020 through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). Specifically, the guidance allows for certain changes in critical terms of a designated hedging instrument or hedged item as a result of reference rate reform to not result in the dedesignation of the hedging relationship. In addition, the optional expedients related to probability and effectiveness assessments allow companies to disregard certain economic mismatches in a hedging relationship arising due to reference rate reform until both the derivative and hedged transactions have completed the transition, where current GAAP requires those mismatches to be modeled into the assessment of effectiveness.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company adopted this guidance as of the effective date and elected to apply the optional expedients related to probability and effectiveness prospectively. The Company has not modified any hedging relationship and has disregarded the potential economic mismatches in hedging relationships due to reference rate reform during the three months ended March 31, 2020.
Recently Issued Accounting Pronouncements
In April 2020, the FASB staff issued a question-and-answer (Q&A) document focusing on the application of the lease guidance in ASC 842, Leases, for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff noted that due to the business disruptions and challenges caused by the COVID-19 pandemic, many lessors are, or will be, providing lease concessions such as payment forgiveness and deferral of payments. Changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications under ASC 842. Within the Q&A, the FASB staff provides relief for lease concessions offered as a result of the effects of the COVID-19 pandemic and does not require these concessions to be accounted for in accordance with the lease modification guidance in ASC 842. Under existing lease guidance, the Company would determine, on a lease by lease basis, if a lease concession was the result of a new arrangement with the tenant or if it was under the enforceable rights and obligations within the lease agreement. Under the relief guidance, a company can account for the concessions (i) as if no changes to the existing lease contract were made or (ii) as a variable lease adjustment. The Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. This election is optional and available for concessions related to the effects of the COVID-19 pandemic that result in the total payments required by the modified contract being substantially the same as or less than the total payments required by the existing contract. The Company expects to apply the lease modification relief, however, the Q&A has not had a material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020 as the Company has not yet reached agreement with tenants regarding any concession requests, as discussions are ongoing. The future impact is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions.
(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
Acquisitions
The Company closed on the following acquisition during the three months ended March 31, 2020:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
February 6, 2020	Fullerton Metrocenter	Los Angeles	Fee interest (a)	154,700	$55,000
				154,700	$55,000	(b)

(a)
The Company acquired the fee interest in an existing multi-tenant retail operating property. In connection with this acquisition, the Company also assumed the lessor position in a ground lease with a shadow anchor.

(b)	Acquisition price does not include capitalized closing costs and adjustments totaling $240.
The Company closed on the following acquisition during the three months ended March 31, 2019:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
March 7, 2019	North Benson Center	Seattle	Multi-tenant retail	70,500	$25,340
				70,500	$25,340	(a)

(a)	Acquisition price does not include capitalized closing costs and adjustments totaling $90.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Three Months Ended March 31,
	2020	2019
Land	$57,137	$13,275
Building and other improvements, net	1,623	10,619
Acquired lease intangible assets (a)	2,014	1,770
Acquired lease intangible liabilities (b)	(5,534)	(234)
Net assets acquired	$55,240	$25,430

(a)	The weighted average amortization period for acquired lease intangible assets is 17 years and five years for acquisitions completed during the three months ended March 31, 2020 and 2019, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is 17 years and five years for acquisitions completed during the three months ended March 31, 2020 and 2019, respectively.

These acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2020 and 2019 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing.
In addition, the Company capitalized $626 and $675 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three months ended March 31, 2020 and 2019, respectively. The Company also capitalized $60 and $54 of internal leasing incentives, all of which were incremental to signed leases, during the three months ended March 31, 2020 and 2019, respectively.
Developments in Progress
The carrying amount of the Company’s developments in progress are as follows:

Property Name	MSA	March 31, 2020	December 31, 2019
Expansion and redevelopment projects:
Circle East (a)	Baltimore	$34,665	$33,628
One Loudoun Downtown	Washington, D.C.	36,346	27,868
Carillon	Washington, D.C.	29,517	26,407
The Shoppes at Quarterfield	Baltimore	524	—
Pad development projects:
Southlake Town Square	Dallas	259	—
		101,311	87,903
Land held for future development:
One Loudoun Uptown	Washington, D.C.	25,450	25,450
Total developments in progress		$126,761	$113,353

(a)
During the year ended December 31, 2018, the Company received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at Circle East, which is shown net in the “Developments in progress” balance as of March 31, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets.

In response to current macroeconomic conditions related to the COVID-19 pandemic, the Company halted plans for vertical construction at its Carillon redevelopment during the three months ended March 31, 2020 and has materially reduced the planned scope and spend for the project. As of March 31, 2020, the Company was actively completing site work preparation at the property in anticipation of potential future development at the site. The Company expects to complete the site work preparation during 2020 for an expected additional capital investment of approximately $4,500.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company capitalized $1,316 and $574 of indirect project costs related to redevelopment projects during the three months ended March 31, 2020 and 2019, respectively, including, among other costs, $372 and $365 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $785 and $144 of interest, respectively.
Variable Interest Entities
As of January 1, 2020, the Company had joint ventures related to the development, ownership and operation of the (i) multi-family rental portion of the expansion project at One Loudoun Downtown – Pads G & H, of which joint venture the Company owned 90%; (ii) multi-family rental portion of the redevelopment project at Carillon, of which joint venture the Company owned 95%, and (iii) medical office building portion of the redevelopment project at Carillon, of which joint venture the Company owned 95%.
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
As a result of halting the planned vertical construction at Carillon, the Company terminated the joint venture related to the multi-family rental portion of the redevelopment during the three months ended March 31, 2020. In accordance with the terms of the joint venture agreement, costs incurred prior to the termination were funded evenly by the partners and there was no payment between the partners upon termination. Subsequent to the termination, if the Company commences the redevelopment and uses the materials developed, or approvals obtained, by the joint venture, the Company is required to reimburse the partner’s costs incurred in connection with such materials or approvals. As a result of the termination, the Company reclassified the noncontrolling interest balance of $1,661 related to this multi-family rental joint venture from noncontrolling interests to additional paid-in capital within equity. There was no gain or loss recognized in connection with the termination. Subsequent to March 31, 2020, the Company terminated the joint venture related to the medical office building portion of the redevelopment at Carillon.
As of March 31, 2020 and December 31, 2019, the Company had recorded the following related to the consolidated joint ventures:

	March 31, 2020				December 31, 2019
	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total
Net investment properties	$29,715	$—	$885	$30,600	$8,830	$2,940	$675	$12,445
Other assets, net	$344	$—	$—	$344	$164	$—	$—	$164
Other liabilities	$3,066	$—	$167	$3,233	$1,546	$32	$129	$1,707
Noncontrolling interests	$2,699	$—	$359	$3,058	$1,869	$1,454	$273	$3,596

Development costs are funded by the partners, including the Company, and/or construction loan financing throughout the construction period. Under terms defined in the joint venture agreements, after construction completion and stabilization of the respective development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the respective joint venture at fair value. The Company has not provided financial support to these VIEs in excess of any amounts that it is contractually required to provide. There was no income from the joint venture projects during the three months ended March 31, 2020 and 2019 and, as such, no income was attributed to the noncontrolling interests.
(4) DISPOSITIONS
The Company closed on the following disposition during the three months ended March 31, 2020:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 13, 2020	King Philip’s Crossing	Multi-tenant retail	105,900	$13,900	$11,343	$—
			105,900	$13,900	$11,343	$—

(a)	Aggregate proceeds are net of transaction costs.

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

None of the dispositions completed during the three months ended March 31, 2020 and 2019 qualified for discontinued operations treatment and none are considered individually significant.
As of March 31, 2020 and December 31, 2019, no properties qualified for held for sale accounting treatment.
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
The following table summarizes the Company’s unvested restricted shares as of and for the three months ended March 31, 2020:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2020	535	$12.46
Shares granted (a)	493	$12.87
Shares vested	(213)	$13.08
Balance as of March 31, 2020 (b)	815	$12.55

(a)	Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.

(b)	As of March 31, 2020, total unrecognized compensation expense related to unvested restricted shares was $4,937, which is expected to be amortized over a weighted average term of 1.5 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the three months ended March 31, 2020:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2020	839	$13.10
RSUs granted (a)	331	$13.67
Conversion of RSUs to common stock and restricted shares (b)	(196)	$15.52
RSUs eligible for future conversion as of March 31, 2020 (c)	974	$12.81

(a)
Assumptions and inputs as of the grant date included a risk-free interest rate of 1.54%, the Company’s historical common stock performance relative to the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index and the Company’s common stock dividend yield of 5.07%. Subject to continued employment, in 2023, following the performance period which concludes on December 31, 2022, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term.

(b)
On February 10, 2020, 196 RSUs converted into 105 shares of common stock and 175 restricted shares that will vest on December 31, 2020, subject to continued employment through such date, after applying a conversion rate of 142.5% based upon the Company’s Total Shareholder Return (TSR) relative to the TSRs of its peer companies for the performance period that concluded on December 31, 2019. An additional 43 shares of common stock were also issued, representing the dividends that would have been paid on the earned awards during the performance period.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(c)	As of March 31, 2020, total unrecognized compensation expense related to unvested RSUs was $7,892, which is expected to be amortized over a weighted average term of 2.4 years.
During the three months ended March 31, 2020 and 2019, the Company recorded compensation expense of $2,233 and $1,966, respectively, related to the amortization of unvested restricted shares and RSUs. The total fair value of restricted shares that vested during the three months ended March 31, 2020 was $2,513. In addition, the total fair value of RSUs that converted into common stock during the three months ended March 31, 2020 was $1,321.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of March 31, 2020, options to purchase 16 shares of common stock remained outstanding and exercisable pursuant to such plan. The Company did not grant any options in 2020 or 2019 and did not record any compensation expense related to stock options during the three months ended March 31, 2020 and 2019.
(6) LEASES
Leases as Lessor
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Lease income related to fixed lease payments	$91,147	$90,434
Lease income related to variable lease payments	28,495	30,631
Other (a)	(947)	1,638
Lease income	$118,695	$122,703

(a)	“Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements.
Leases as Lessee
During the three months ended March 31, 2020, the Company extended the term of one office lease resulting in an additional lease liability and right-of-use lease asset of $383.
(7) DEBT
The Company has the following types of indebtedness: (i) mortgages payable, (ii) unsecured notes payable, (iii) unsecured term loans and (iv) an unsecured revolving line of credit.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	March 31, 2020			December 31, 2019
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$94,285	4.37%	4.8	$94,904	4.37%	5.1
Discount, net of accumulated amortization	(483)			(493)
Capitalized loan fees, net of accumulated amortization	(240)			(256)
Mortgages payable, net	$93,562			$94,155

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 7.48% as of March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020, the Company made scheduled principal payments of $619 related to amortizing loans.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		March 31, 2020		December 31, 2019
Unsecured Notes Payable	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
		800,000	4.27%	800,000	4.27%
Discount, net of accumulated amortization		(586)		(616)
Capitalized loan fees, net of accumulated amortization		(2,994)		(3,137)
	Total	$796,420		$796,247

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		March 31, 2020		December 31, 2019
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.20%	$250,000	3.20%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	4.05%	200,000	4.05%
Unsecured term loan due 2024 – fixed rate (c)	July 17, 2024	120,000	2.88%	120,000	2.88%
Unsecured term loan due 2026 – fixed rate (d)	July 17, 2026	150,000	3.27%	150,000	3.27%
Subtotal		720,000		720,000
Capitalized loan fees, net of accumulated amortization		(3,208)		(3,477)
Term loans, net		$716,792		$716,523

Unsecured credit facility revolving line of credit – variable rate (e)	April 22, 2022	$849,704	2.04%	$18,000	2.85%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of March 31, 2020 and December 31, 2019.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of March 31, 2020 and December 31, 2019.

(c)
$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of March 31, 2020 and December 31, 2019.

(d)
$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.50% as of March 31, 2020 and December 31, 2019.

(e)
Excludes capitalized loan fees, which are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. The revolving line of credit has two six-month extension options that the Company can exercise, at its election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.

Unsecured Credit Facility
The Company has a $1,100,000 unsecured credit facility consisting of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan (Unsecured Credit Facility) that is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. As of March 31, 2020, making such an election would have resulted in a higher interest rate and, as such, the Company has not made

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the election to convert to an investment grade pricing grid. During the three months ended March 31, 2020, the Company elected to increase its borrowings under its unsecured revolving line of credit to enhance its liquidity and provide maximum financial flexibility as the effects of the COVID-19 pandemic continue to evolve and impact the global financial markets. As a result, as of March 31, 2020, the Company’s $850,000 unsecured revolving line of credit was nearly fully drawn.
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
Unsecured Term Loans
As of March 31, 2020, the Company has the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024) and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026) each of which bears interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, the Company may elect to convert to an investment grade pricing grid. As of March 31, 2020, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2020 for the remainder of 2020, each of the next four years and thereafter, and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after March 31, 2020.

	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,875	$2,626	$26,678	$31,758	$1,737	$29,611	$94,285
Fixed rate term loans (b)	—	250,000	—	200,000	120,000	150,000	720,000
Unsecured notes payable (c)	—	100,000	—	—	150,000	550,000	800,000
Total fixed rate debt	1,875	352,626	26,678	231,758	271,737	729,611	1,614,285

Variable rate debt:
Variable rate revolving line of credit	—	—	849,704	—	—	—	849,704
Total debt (d)	$1,875	$352,626	$876,382	$231,758	$271,737	$729,611	$2,463,989

Weighted average interest rate on debt:
Fixed rate debt	4.39%	3.47%	4.81%	4.06%	3.83%	4.02%	3.89%
Variable rate debt (e)	—	—	2.04%	—	—	—	2.04%
Total	4.39%	3.47%	2.12%	4.06%	3.83%	4.02%	3.25%

(a)	Excludes mortgage discount of $(483) and capitalized loan fees of $(240), net of accumulated amortization, as of March 31, 2020.

(b)
Excludes capitalized loan fees of $(3,208), net of accumulated amortization, as of March 31, 2020. The following variable rate term loans have been swapped to fixed rate debt: (i) $250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021; (ii) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (iii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iv) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of March 31, 2020, the applicable credit spread for (i), (ii) and (iii) was 1.20% and for (iv) was 1.50%.

(c)	Excludes discount of $(586) and capitalized loan fees of $(2,994), net of accumulated amortization, as of March 31, 2020.

(d)	The weighted average years to maturity of consolidated indebtedness was 3.7 years as of March 31, 2020.

(e)	Represents interest rate as of March 31, 2020.
The Company’s unsecured debt agreements, consisting of the (i) unsecured credit agreement governing the Unsecured Credit Facility, (ii) amended term loan agreement governing the Term Loan Due 2023, (iii) term loan agreement governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024), (v) indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), and (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029), contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) minimum debt service coverage ratio; and (vi) minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in their calculations are based on the most recent four fiscal quarters of activity. As of March 31, 2020, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured debt agreements.
The Company plans on addressing its debt maturities through a combination of (i) cash flows generated from operations, (ii) working capital, including cash on hand of $769,241 as of March 31, 2020, and (iii) capital markets transactions.

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
As of March 31, 2020, the Company has 11 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $12,010 will be reclassified as an increase to interest expense.
The following table summarizes the Company’s interest rate swaps as of March 31, 2020, which effectively convert one-month floating rate LIBOR to a fixed rate:

Number of Instruments	Effective Date	Aggregate Notional	Fixed Interest Rate	Maturity Date
Three	December 29, 2017	$250,000	2.00%	January 5, 2021
Two	November 23, 2018	$200,000	2.85%	November 22, 2023
Three	August 15, 2019	$120,000	1.68%	July 17, 2024
Three	August 15, 2019	$150,000	1.77%	July 17, 2026

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest rate swaps	11	11	$720,000	$720,000

The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the accompanying condensed consolidated balance sheets. The valuation techniques used are described in Note 12 to the condensed consolidated financial statements.

	Fair Value
	March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$39,870	$12,288

The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Loss (Gain) Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	2020	2019		2020	2019	2020	2019
Interest rate swaps	$28,653	$3,386	Interest expense	$1,071	$(128)	$17,046	$17,430

(9) EQUITY
The Company has an existing common stock repurchase program under which it may repurchase, from time to time, up to a maximum of $500,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the three months ended March 31, 2020 and 2019. As of March 31, 2020, $189,105 remained available for repurchases of shares of the Company’s common stock under its common stock repurchase program.
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2020		2019
Numerator:
Net income attributable to common shareholders	$22,357		$23,208
Earnings allocated to unvested restricted shares	(109)		(80)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$22,248		$23,128

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	213,215	(a)	212,850	(b)
Effect of dilutive securities:
Stock options	—	(c)	—	(c)
RSUs	—	(d)	373	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	213,215		213,223

(a)
Excludes 815 shares of unvested restricted common stock as of March 31, 2020, which equate to 677 shares on a weighted average basis for the three months ended March 31, 2020. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 667 shares of unvested restricted common stock as of March 31, 2019, which equate to 602 shares on a weighted average basis for the three months ended March 31, 2019. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 16 and 22 shares of common stock as of March 31, 2020 and 2019, respectively, at a weighted average exercise price of $15.87 and $17.34, respectively. Of these totals, outstanding options to purchase 16 and 18 shares of common stock as of March 31, 2020 and 2019, respectively, at a weighted average exercise price of $15.87 and $18.58, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of March 31, 2020, there were 974 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 969 RSUs on a weighted average basis for the three months ended March 31, 2020. These contingently issuable shares have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(e)
As of March 31, 2019, there were 839 RSUs eligible for future conversion upon completion of the performance periods, which equate to 832 RSUs on a weighted average basis for the three months ended March 31, 2019. These contingently issuable shares are a component of calculating diluted EPS.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of March 31, 2020, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, or significant change in the scope, cost or timing of planned redevelopment. As of March 31, 2019, the Company did not identify indicators of impairment at any of its properties. The following table summarizes the results of these analyses as of March 31, 2020.

March 31, 2020
Number of properties for which indicators of impairment were identified	2
Less: number of properties for which an impairment charge was recorded	—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	2

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (a)	58%

(a)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charge during the three months ended March 31, 2020:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
King Philip’s Crossing (a)	Multi-tenant retail	February 13, 2020	105,900	$346
				$346
	Estimated fair value of impaired property as of impairment date			$11,644

(a)
The Company recorded an impairment charge on December 31, 2019 based upon the terms and conditions of an executed sales contract. This property was sold on February 13, 2020, at which time additional impairment was recognized pursuant to the terms and conditions of an executed sales contract.

The Company did not record any investment property impairment charges during the three months ended March 31, 2019.
The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the effects of COVID-19 cause economic and market conditions to continue to deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. As of March 31, 2020, the Company does not consider the impacts of COVID-19, including tenant requests for lease concessions, to be impairment indicators. However, indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in the Company’s long-term hold strategies could change in future periods. The Company will continue to monitor circumstances and events in future periods and can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$93,562	$95,831	$94,155	$98,082
Unsecured notes payable, net	$796,420	$788,109	$796,247	$822,883
Unsecured term loans, net	$716,792	$711,013	$716,523	$720,000
Unsecured revolving line of credit	$849,704	$841,529	$18,000	$18,000
Derivative liability	$39,870	$39,870	$12,288	$12,288

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

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2020
Derivative liability	$—	$39,870	$—	$39,870

December 31, 2019
Derivative liability	$—	$12,288	$—	$12,288

Derivatives:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of March 31, 2020. The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2019, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the year ended December 31, 2019, except for those properties sold prior to December 31, 2019. Methods and assumptions used to estimate the fair value of these assets as of December 31, 2019 are described after the table.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2020
Mortgages payable, net	$—	$—	$95,831	$95,831
Unsecured notes payable, net	$242,485	$—	$545,624	$788,109
Unsecured term loans, net	$—	$—	$711,013	$711,013
Unsecured revolving line of credit	$—	$—	$841,529	$841,529

December 31, 2019
Mortgages payable, net	$—	$—	$98,082	$98,082
Unsecured notes payable, net	$255,965	$—	$566,918	$822,883
Unsecured term loans, net	$—	$—	$720,000	$720,000
Unsecured revolving line of credit	$—	$—	$18,000	$18,000

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

	March 31, 2020	December 31, 2019
Mortgages payable, net – range of discount rates used	3.6% to 4.1%	3.2% to 3.6%
Unsecured notes payable, net – weighted average discount rate used	4.72%	3.79%
Unsecured term loans, net – weighted average credit spread portion of discount rate used	1.75%	1.26%
Unsecured revolving line of credit – credit spread portion of discount rate used	1.63%	1.05%

There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2020 and the year ended December 31, 2019.
(13) COMMITMENTS AND CONTINGENCIES
As of March 31, 2020, the Company had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of its properties and reduce the available borrowings on its unsecured revolving line of credit.
The following table summarizes the Company’s active expansion and redevelopment projects as of March 31, 2020:

		Estimated Net Investment		Net Investment as of March 31, 2020
Project Name	MSA	Low	High
Circle East (a)	Baltimore	$42,000	$44,000	$22,804
One Loudoun Downtown – Pads G & H (b)	Washington, D.C.	$125,000	$135,000	$21,542
The Shoppes at Quarterfield	Baltimore	$9,000	$10,000	$524
Southlake Town Square – Pad	Dallas	$2,000	$2,500	$259

(a)	Investment amounts are net of proceeds of $11,820 received from the sale of air rights.

(b)	Investment amounts are net of expected contributions from the Company’s joint venture partners.
In response to current macroeconomic conditions, the Company halted plans for vertical construction at its Carillon redevelopment during the three months ended March 31, 2020 and has materially reduced the planned scope and spend for the project. As of March 31, 2020, the Company was actively completing site work preparation at the property in anticipation of potential future development at the site. The Company expects to complete the site work preparation during 2020 for an expected additional capital investment of approximately $4,500. In addition, the Company terminated the joint venture related to the multi-family rental portion of the redevelopment and subsequent to March 31, 2020, the Company terminated the joint venture related to the medical office building portion of the redevelopment at Carillon.
(14) LITIGATION
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the Company’s condensed consolidated financial statements. During the three months ended March 31, 2020, the Company entered into a settlement agreement related to litigation with a former tenant and received $6,100 in proceeds.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(15) SUBSEQUENT EVENTS
Subsequent to March 31, 2020, the Company:

•	terminated the joint venture related to the medical office building portion of the redevelopment at Carillon; and

•
executed amendments to its unsecured debt agreements for its Unsecured Credit Facility, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026 that changed the covenant calculation for the unencumbered interest coverage ratio to include operating results from the most recent four fiscal quarters. Prior to these amendments, the calculation only included operating results from the most recent fiscal quarter. As a result, the updated calculation applies to all unsecured debt instruments to which this covenant relates, including the Company’s unsecured revolving line of credit, all unsecured term loans and all unsecured private placement notes payable.

On May 1, 2020, the Company’s board of directors temporarily suspended future quarterly dividend payments on the Company’s outstanding Class A common stock in order to preserve and enhance liquidity and capital positioning. The Company’s board of directors will evaluate dividend declaration decisions quarterly and consider REIT taxable income distribution requirements in these deliberations. The timing and amount of dividend resumption depends largely on the Company’s operating cash flow performance as well as other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in markets where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy, insolvency or general downturn in the business of a major tenant or a significant number of smaller tenants;

•	adverse impact of e-commerce developments and shifting consumer retail behavior on our tenants;

•	interest rates or operating costs;

•	the discontinuation of London Interbank Offered Rate (LIBOR);

•	real estate and zoning laws and changes in real property tax rates;

•	real estate valuations;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;

•	changes in the dividend policy for our Class A common stock and our ability to pay dividends at current levels;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions and dispositions, including our ability to identify and pursue acquisition and disposition opportunities;

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

•
pandemics or other public health crises, such as the novel coronavirus (COVID-19) outbreak, and the related impact on (i) our ability to manage our properties, finance our operations and perform necessary administrative and reporting functions and (ii) our tenants’ ability to operate their businesses, generate sales and meet their financial obligations, including the obligation to pay rent and other charges as specified in their leases;

•	insurance coverage; and

•	the likelihood or actual occurrence of terrorist attacks in the U.S.
The extent to which COVID-19 impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2019, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. The global impact of the COVID-19 outbreak has been rapidly evolving and many U.S. states and cities, including where we own properties and/or have development sites, have imposed measures intended to control its spread, such as instituting “shelter-in-place” rules and restrictions on the types of businesses that may continue to operate and/or the types of construction projects that may continue. While we did not incur significant disruptions to our lease income and occupancy during the three months ended March 31, 2020 from COVID-19, we continue to closely monitor the impact of the pandemic on all aspects of our business. Due to numerous uncertainties, it is not possible to accurately predict the impact the pandemic will have on our financial condition, results of operations and cash flows. To date, as a result of the pandemic and the measures noted above to mitigate its impact, a number of our tenants have announced temporary closures of their stores or modifications of their operations. Certain other tenants are considered essential businesses which remain open and continue to operate during this time. Essential businesses and office represent approximately 37% of our annualized base rent (ABR), including 8% from grocery/warehouse clubs and 6% from office tenants. We have collected more than 52% of April rent charges as of April 30, 2020.

The following table, based on ABR of leases in effect as of March 31, 2020, sets forth information regarding the percent of April rent collected by tenant type as of April 30, 2020. This information is being provided to assist with analysis of the potential impact of COVID-19. April rental receipts may not be indicative of collections in future periods. The classification of tenant type, including the classification between essential and non-essential, is based on management’s understanding of the tenant operations and may not be comparative to similarly titled classifications by other companies.

Resiliency Category/Tenant Type	ABR	% of Total ABR	% of April Rent Collected
Essential
Grocery/Warehouse Clubs	$30,333	8.3%	99.9%
Financial Services/Banks	13,673	3.7%	99.6%
Medical	12,211	3.3%	67.2%
Electronics	10,241	2.8%	72.7%
Hardware	10,136	2.8%	95.6%
Auto and Other Essentials	9,936	2.7%	96.2%
Pet/Animal Supplies	9,832	2.7%	71.9%
Office Supplies	6,396	1.7%	100.0%
Wireless Communications	6,308	1.7%	87.6%
Drug Stores	3,190	0.9%	99.0%
Total Essential	112,256	30.6%	90.1%

Non-Essential
Apparel	36,856	10.1%	9.8%
Housewares	28,172	7.7%	31.2%
Soft Goods/Discount Stores	25,619	7.0%	57.8%
Services	22,600	6.2%	32.3%
Sporting Goods/Hobby	14,218	3.9%	41.6%
Movie Theaters	10,294	2.8%	0.0%
Specialty	10,205	2.8%	39.6%
Health Clubs	10,035	2.7%	27.9%
Other	7,763	2.1%	13.9%
Book Stores	4,621	1.2%	8.1%
Amusement/Play Centers	2,116	0.6%	18.8%
Total Non-Essential	172,499	47.1%	28.5%

Restaurants
Restaurants – Full Service	31,908	8.8%	31.4%
Restaurants – Quick Service	26,543	7.2%	50.8%
Total Restaurants	58,451	16.0%	40.6%

Office	23,079	6.3%	75.7%

Total Retail Operating Portfolio	$366,285	100.0%	52.4%
While working to preserve our profitability and cash flow, we are also working with our tenants regarding requests for lease concessions and other forms of assistance available to them, including small business loans under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020 and provides small businesses access to loan programs to cover monthly expenses such as payroll, rent and utilities. Generally, we have not yet reached agreement with tenants regarding concession requests, as discussions are ongoing. While seeking to work toward a mutually agreeable outcome with tenants directly impacted by COVID-19, we believe that certain tenants, which remain open and hold an ability to pay, have elected to withhold April rent unnecessarily. We are not forgoing our contractual rights under our lease agreements and our tenants do not have a clear contractual right to cease paying rent due to government closures. However, COVID-19 and the related governmental orders present fairly novel situations and it is possible government action could impact our rights. Except for a small, enclosed portion of one property, we have not closed any of our properties and continue to operate them for the benefit of the communities and the customers that our tenants serve.

In response to current macroeconomic conditions related to the COVID-19 pandemic, we halted plans for vertical construction at our Carillon redevelopment during the three months ended March 31, 2020 and have materially reduced the planned scope and spend for the project, driving a reduction in our expected 2020 redevelopment spend of approximately $75,000 to $100,000. As of March 31, 2020, we were actively completing site work preparation at Carillon in anticipation of potential future development at the site. We expect to complete the site work preparation during 2020 for an expected additional capital investment of approximately $4,500. In addition, we terminated the joint venture related to the multi-family rental portion of the redevelopment. Subsequent to March 31, 2020, we terminated the joint venture related to the medical office building portion of the redevelopment at Carillon.
During the three months ended March 31, 2020, we elected to increase our borrowings under our unsecured revolving line of credit to enhance our liquidity and provide maximum financial flexibility as the effects of the COVID-19 pandemic continue to evolve and impact the global financial markets. As a result, as of March 31, 2020, our $850,000 unsecured revolving line of credit was nearly fully drawn and the proceeds were deposited into accounts at FDIC-insured institutions. As of March 31, 2020, we have $769,241 of cash on hand and the ability to repay the vast majority of the amount drawn on our unsecured revolving line of credit; however, we may elect to not repay it for some time, which will increase our interest expense.
In order to preserve and enhance liquidity and capital positioning, our board of directors has temporarily suspended future quarterly dividend payments on our outstanding Class A common stock. Our board of directors will evaluate dividend declaration decisions quarterly and consider REIT taxable income distribution requirements in these deliberations. The timing and amount of dividend resumption depends largely on our operating cash flow performance as well as other factors.
During this period, our employees, except for a small number that are considered essential to be on-site for the safe operation of our properties, have successfully transitioned to working remotely, and we have not furloughed any employees nor significantly modified our key processes or internal controls over financial reporting. In addition, we expect to reduce our 2020 capital expenditures, including tenant improvements, and certain expenses, including overhead, from the original budget.
Executive Summary
Retail Properties of America, Inc. (we, our, us) is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of March 31, 2020, we owned 102 retail operating properties in the United States representing 19,961,000 square feet of gross leasable area (GLA) and had four expansion and redevelopment projects. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of March 31, 2020:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	62	10,337	94.7%	96.0%
Power centers	22	4,816	95.2%	96.4%
Lifestyle centers and mixed-use properties (b)	16	4,547	91.4%	92.4%
Total multi-tenant retail	100	19,700	94.0%	95.3%
Single-user retail	2	261	100.0%	100.0%
Total retail operating properties	102	19,961	94.1%	95.3%
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (c)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105

(a)	Includes leases signed but not commenced.

(b)	Excludes the 18 multi-family rental units at Plaza del Lago. As of March 31, 2020, 16 multi-family rental units were leased at an average monthly rental rate per unit of $1,339.

(c)	The operating portion of this property is included in the property count of lifestyle centers and mixed-use properties within our retail operating portfolio.
In 2018, we completed our portfolio transformation and are now a prominent owner of multi-tenant retail properties, many with a mixed-use component, primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. As a result, our portfolio is better focused and since our inaugural investor day in 2013, we have (i) improved our retail ABR by 35% to $19.50 per square foot as of March 31, 2020 from $14.46 per square foot as of March 31, 2013, (ii) increased our concentration in lifestyle and mixed-use properties based on multi-tenant retail ABR by 1,900 basis points to 35% as of March 31, 2020 from 16% as of March 31, 2013, (iii) reduced our top 20 retail tenant concentration of total ABR by 1,130 basis points to 26.6% as of March 31, 2020 from 37.9% as of March 31, 2013, and (iv) reduced our indebtedness by 5% to $2,463,989 as of March 31, 2020, which includes our nearly fully drawn $850,000 unsecured revolving line of credit, from $2,601,912 as of March 31, 2013. Additionally, as of March 31, 2020, approximately 88.1% of our multi-tenant retail ABR was generated in the top 25 metropolitan statistical areas (MSAs), as determined by the United States Census Bureau and ranked based on the most recently available population estimates.
In addition to addressing tenant lease concession requests stemming from COVID-19 in the near term, we are focused on optimizing our tenancy, asset level configurations and merchandising through (i) accretive leasing activity and (ii) mixed-use expansion and redevelopment projects. For the three months ended March 31, 2020, we achieved positive comparable cash leasing spreads of 4.8% on signed new leases and 4.9% on signed renewal leases for a blended re-leasing spread of 4.9%. During this period, we achieved average annual contractual rent increases on signed new leases of approximately 170 basis points. As of March 31, 2020, we have $16,272 of ABR related to 647,000 square feet of GLA pertaining to 2020 lease expirations and $4,545 of ABR related to 245,000 square feet of GLA pertaining to leases signed but not commenced. In light of the COVID-19 pandemic, we are unable to project the impact on our leasing volume or other leasing trends. However, while existing tenants are continuing to pursue renewals, we have to a certain extent experienced, and may continue to experience, a slowdown in (i) rent commencing on signed leases, (ii) the volume of renewal leases and (iii) our ability to finalize the execution of new leases given current uncertainty.
Our active and near-term expansion and redevelopment projects consist of approximately $178,000 to $192,000 of expected investment through 2022, equivalent to approximately 6% of the net book value of our investment properties as of March 31, 2020. These predominantly mixed-use-focused projects include the redevelopment at Circle East, the expansion projects of Pads G & H at One Loudoun Downtown and site and building reconfiguration at The Shoppes at Quarterfield as well as the vacant pad development at Southlake Town Square. In response to current macroeconomic conditions due to the impact of the COVID-19 pandemic, we halted plans for vertical construction at our Carillon redevelopment during the three months ended March 31, 2020 and have materially reduced the planned scope and spend for the project, driving a reduction in our expected 2020 redevelopment spend of approximately $75,000 to $100,000. As of March 31, 2020, we were actively completing site work preparation at Carillon in anticipation of potential future development at the site. We expect to complete the site work preparation during 2020 for an expected additional capital investment of approximately $4,500. In addition, we terminated the joint venture related to the multi-family rental portion of the redevelopment. Subsequent to March 31, 2020, we terminated the joint venture related to the medical office building portion of the redevelopment at Carillon. Our current portfolio of assets contains numerous additional projects in the longer-term pipeline, including, among others, redevelopment at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
Company Highlights — Three Months Ended March 31, 2020
Developments in Progress
During the three months ended March 31, 2020, we invested $12,715 in our expansion and redevelopment projects at Circle East, One Loudoun Downtown, Carillon, The Shoppes at Quarterfield and Southlake Town Square. We expect that the majority of our additional 2020 project spend will be for the One Loudoun Downtown project.

The following table summarizes the carrying amount of developments in progress as of March 31, 2020:

Property Name	MSA	March 31, 2020
Expansion and redevelopment projects:
Circle East	Baltimore	$34,665
One Loudoun Downtown	Washington, D.C.	36,346
Carillon	Washington, D.C.	29,517
The Shoppes at Quarterfield	Baltimore	524
Pad development projects:
Southlake Town Square	Dallas	259
		101,311
Land held for future development:
One Loudoun Uptown	Washington, D.C.	25,450
Total developments in progress		$126,761
Acquisitions
The following table summarizes our acquisition activity during the three months ended March 31, 2020:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
February 6, 2020	Fullerton Metrocenter	Los Angeles	Fee interest (a)	154,700	$55,000
				154,700	$55,000

(a)
We acquired the fee interest in an existing multi-tenant retail operating property. In connection with this acquisition, we also assumed the lessor position in a ground lease with a shadow anchor. The total number of properties in our portfolio was not affected by this transaction.

Dispositions
The following table summarizes our disposition activity during the three months ended March 31, 2020:

Date	Property Name	Property Type	Square Footage	Consideration
February 13, 2020	King Philip’s Crossing	Multi-tenant retail	105,900	$13,900
			105,900	$13,900

Market Summary
The following table summarizes our retail operating portfolio by market as of March 31, 2020:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$83,234	23.1%	$22.88	3,943	20.0%	92.2%	92.9%
Washington, D.C.	8	39,300	10.9%	29.32	1,388	7.0%	96.5%	96.8%
New York	9	36,638	10.1%	29.77	1,292	6.6%	95.2%	95.2%
Chicago	8	29,603	8.2%	24.08	1,358	6.9%	90.5%	90.5%
Seattle	9	24,450	6.8%	16.69	1,548	7.9%	94.6%	97.6%
Baltimore	4	21,963	6.1%	16.02	1,543	7.8%	88.9%	93.8%
Atlanta	9	20,874	5.8%	14.00	1,513	7.7%	98.6%	98.6%
Houston	9	16,199	4.5%	14.97	1,141	5.8%	94.9%	96.1%
San Antonio	3	12,729	3.5%	17.95	721	3.7%	98.3%	98.4%
Phoenix	3	11,019	3.0%	18.02	632	3.2%	96.8%	98.1%
Los Angeles	1	6,742	1.9%	18.06	396	2.0%	94.3%	96.2%
Riverside	1	4,584	1.3%	15.99	292	1.5%	98.1%	98.1%
St. Louis	1	4,275	1.2%	9.60	453	2.3%	98.3%	98.3%
Charlotte	1	3,691	1.0%	14.06	320	1.6%	82.1%	96.2%
Tampa	1	2,401	0.7%	19.69	126	0.6%	97.0%	97.0%
Subtotal	86	317,702	88.1%	20.29	16,666	84.6%	93.9%	95.3%

Non-Top 25 MSAs (b)	14	42,719	11.9%	14.90	3,034	15.4%	94.5%	95.0%

Total Multi-Tenant Retail	100	360,421	100.0%	19.46	19,700	100.0%	94.0%	95.3%

Single-User Retail	2	5,864		22.49	261		100.0%	100.0%

Total Retail Operating Portfolio (c)	102	$366,285		$19.50	19,961		94.1%	95.3%

(a)
Excludes $2,025 of multi-tenant retail ABR and 167 square feet of multi-tenant retail GLA attributable to Circle East and The Shoppes at Quarterfield, located in the Baltimore MSA, and Carillon, located in the Washington, D.C. MSA, all three of which are in redevelopment. Including these amounts, 88.2% of our multi-tenant retail ABR and 84.7% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)	Excludes the 18 multi-family rental units at Plaza del Lago. As of March 31, 2020, 16 multi-family rental units were leased at an average monthly rental rate per unit of $1,339.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio and our active and near-term expansion and redevelopment projects during the three months ended March 31, 2020. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF (b)
Comparable Renewal Leases	62	195	$22.29	$21.25	4.9%	4.8	$8.73
Comparable New Leases	5	33	$23.01	$21.95	4.8%	9.4	$41.30
Non-Comparable New and Renewal Leases (c)	15	57	$26.62	N/A	N/A	8.7	$47.57
Total	82	285	$22.39	$21.35	4.9%	6.2	$18.51

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Excludes tenant allowances and related square foot amounts at our active and near-term expansion and redevelopment projects. These tenant allowances, if any, are included in the expected investment for each project.

(c)
Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed without fixed rental payments and (iii) leases signed where the previous and current lease do not have a consistent lease structure.

Our near-term efforts are primarily focused on reaching resolution of tenant lease concession requests. In addition, our leasing efforts are focused on (i) vacant anchor and small shop space, (ii) upcoming lease expirations and (iii) spaces within our expansion and redevelopment projects. Through these collective efforts, we look to situationally focus on stability, tenancy and to optimize the mix of operators and unique retailers at our properties. As of March 31, 2020, we have $16,272 of ABR related to 647,000 square feet of GLA pertaining to 2020 lease expirations and $4,545 of ABR related to 245,000 square feet of GLA pertaining to leases signed but not commenced. In light of the COVID-19 pandemic, we are unable to project the impact on our leasing volume or other leasing trends. However, while existing tenants are continuing to pursue renewals, we have to a certain extent experienced, and may continue to experience, a slowdown in (i) rent commencing on signed leases, (ii) the volume of renewal leases and (iii) our ability to finalize the execution of new leases given current uncertainty.
Capital Markets
During the three months ended March 31, 2020, we:

•
borrowed $831,704, net of repayments, on our unsecured revolving line of credit to enhance our liquidity and provide maximum financial flexibility as the effects of the COVID-19 pandemic continue to evolve and impact the global financial markets; and

•	made scheduled principal payments of $619 related to amortizing loans.
Distributions
We declared a quarterly distribution of $0.165625 per share of common stock during the three months ended March 31, 2020.
Results of Operations
Comparison of Results for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change
Revenues:
Lease income	$118,695	$122,703	$(4,008)

Expenses:
Operating expenses	16,414	17,686	(1,272)
Real estate taxes	18,533	18,403	130
Depreciation and amortization	40,173	43,267	(3,094)
Provision for impairment of investment properties	346	—	346
General and administrative expenses	9,165	10,499	(1,334)
Total expenses	84,631	89,855	(5,224)

Other (expense) income:
Interest expense	(17,046)	(17,430)	384
Gain on sales of investment properties	—	8,449	(8,449)
Gain on litigation settlement	6,100	—	6,100
Other expense, net	(761)	(659)	(102)
Net income	22,357	23,208	(851)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$22,357	$23,208	$(851)
Net income attributable to common shareholders was $22,357 for the three months ended March 31, 2020 compared to $23,208 for the three months ended March 31, 2019. The $851 decrease was primarily due to the following:

•
an $8,449 decrease in gain on sales of investment properties related to the sale of one investment property consisting of approximately 105,900 square feet of GLA that was impaired during the three months ended March 31, 2020 compared to the sale of one investment property consisting of approximately 94,600 square feet of GLA that was sold for a gain during the three months ended March 31, 2019; and

•	a $4,008 decrease in lease income primarily consisting of:

•
a $1,358 decrease in amortization from acquired below market lease intangibles primarily as a result of the write-off of an acquired lease intangible liability associated with a lease that was not renewed at one of our operating properties during the three months ended March 31, 2019;

•	a $1,159 decrease in straight-line rent;

•	a $1,104 increase in bad debt;

•	a $1,064 decrease in lease termination fee income; and

•	a $1,007 decrease in tenant recovery income;
partially offset by

•
an $1,872 increase in base rent primarily due to the growth from our same store portfolio and the operating properties acquired during 2019 and 2020, partially offset by the operating properties sold during 2019 and 2020.

partially offset by

•
a $6,100 gain on litigation settlement recognized during the three months ended March 31, 2020 related to litigation with a former tenant. No such gain was recognized during the three months ended March 31, 2019;

•
a $3,094 decrease in depreciation and amortization primarily due to site improvement and in-place lease intangible assets becoming fully depreciated or amortized upon reaching the end of the asset’s estimated useful life during the three months ended March 31, 2020;

•	a $1,334 decrease in general and administrative expenses primarily due to a decrease in comparative cash bonus expense resulting from a significant reduction in cash bonus expectations for 2020; and

•	a $1,272 decrease in operating expenses primarily due to lower snow-related expenses in 2020.
Net operating income (NOI)
We define NOI as all revenues other than (i) straight-line rental income (non-cash), (ii) amortization of lease inducements, (iii) amortization of acquired above and below market lease intangibles and (iv) lease termination fee income, less real estate taxes and all operating expenses other than lease termination fee expense and non-cash ground rent expense, which is comprised of amortization of right-of-use lease assets and amortization of lease liabilities. NOI consists of same store NOI (Same Store NOI) and NOI from other investment properties (NOI from Other Investment Properties). We believe that NOI, Same Store NOI and NOI from Other Investment Properties, which are supplemental non-GAAP financial measures, provide an additional and useful operating perspective not immediately apparent from “Net income” or “Net income attributable to common shareholders” in accordance with accounting principles generally accepted in the United States (GAAP). We use these measures to evaluate our performance on a property-by-property basis because they allow management to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results. NOI, Same Store NOI and NOI from Other Investment Properties do not represent alternatives to “Net income” or “Net income attributable to common shareholders” in accordance with GAAP as indicators of our financial performance. Comparison of our presentation of NOI, Same Store NOI and NOI from Other Investment Properties to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs. For reference and as an aid in understanding our computation of NOI, a reconciliation of net income attributable to common shareholders as computed in accordance with GAAP to Same Store NOI has been presented for each comparable period presented.

Same store portfolio
For the three months ended March 31, 2020, our same store portfolio consisted of 101 retail operating properties acquired or placed in service and stabilized prior to January 1, 2019. The number of properties in our same store portfolio decreased to 101 as of March 31, 2020 from 102 as of December 31, 2019 as a result of the following:

•	the removal of King Philip’s Crossing, a same store investment property that was sold during the three months ended March 31, 2020; and

•	the removal of The Shoppes at Quarterfield, which was reclassified to active redevelopment during the three months ended March 31, 2020;
partially offset by

•	the addition of Reisterstown Road Plaza, a redevelopment project that was reclassified into our retail operating portfolio during 2018.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired during 2019 and 2020;

•	the multi-family rental units at Plaza del Lago, a redevelopment project that was placed in service during 2019;

•	Circle East, which is in active redevelopment;

•	One Loudoun Downtown – Pads G & H, which are in active development;

•
Carillon, a redevelopment project where we halted plans for vertical construction during the three months ended March 31, 2020 in response to current macroeconomic conditions due to the impact of the COVID-19 pandemic; however, we are actively completing site work preparation at the property in anticipation of potential future development at the site;

•	The Shoppes at Quarterfield, which is in active redevelopment;

•	investment properties that were sold or classified as held for sale during 2019 and 2020; and

•	the net income from our wholly owned captive insurance company.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Net income attributable to common shareholders	$22,357	$23,208	$(851)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	—	(8,449)	8,449
Gain on litigation settlement	(6,100)	—	(6,100)
Depreciation and amortization	40,173	43,267	(3,094)
Provision for impairment of investment properties	346	—	346
General and administrative expenses	9,165	10,499	(1,334)
Interest expense	17,046	17,430	(384)
Straight-line rental income, net	(341)	(1,500)	1,159
Amortization of acquired above and below market lease intangibles, net	(976)	(2,334)	1,358
Amortization of lease inducements	419	296	123
Lease termination fees, net	(124)	(1,188)	1,064
Non-cash ground rent expense, net	333	358	(25)
Other expense, net	761	659	102
NOI	83,059	82,246	813
NOI from Other Investment Properties	(1,318)	(1,484)	166
Same Store NOI	$81,741	$80,762	$979

	Three Months Ended March 31,
	2020	2019	Change
Same Store NOI:
Base rent	$89,323	$86,591	$2,732
Percentage and specialty rent	1,035	1,280	(245)
Tenant recoveries	25,445	26,818	(1,373)
Other lease-related income	1,466	1,289	177
Bad debt, net	(1,505)	(428)	(1,077)
Property operating expenses	(15,718)	(16,365)	647
Real estate taxes	(18,305)	(18,423)	118
Same Store NOI	$81,741	$80,762	$979
Same Store NOI increased $979, or 1.2%, primarily due to the following:

•	a $2,732 increase in base rent primarily driven by increases of (i) $1,093 from occupancy growth, (ii) $996 from contractual rent changes and (iii) $552 from re-leasing spreads;
partially offset by

•	a $1,077 increase in bad debt, net; and

•
a $608 increase in property operating expenses and real estate taxes, net of tenant recoveries, due to a positive impact from the common area maintenance and real estate tax reconciliation process in 2019, increases in certain non-recoverable property operating expenses and higher net real estate taxes, partially offset by decreases in net recoverable property operating expenses primarily driven by lower snow-related expenses.

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
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, litigation involving the Company, including gains recognized as a result of settlement and costs to engage outside counsel related to litigation with former tenants, the impact on earnings from executive separation and the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders.
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

The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended March 31,
	2020	2019
Net income attributable to common shareholders	$22,357	$23,208
Depreciation and amortization of real estate	39,838	42,913
Provision for impairment of investment properties	346	—
Gain on sales of investment properties	—	(8,449)
FFO attributable to common shareholders	$62,541	$57,672

FFO attributable to common shareholders per common share outstanding – diluted	$0.29	$0.27

FFO attributable to common shareholders	$62,541	$57,672
Gain on litigation settlement	(6,100)	—
Other (a)	1,011	711
Operating FFO attributable to common shareholders	$57,452	$58,383

Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.27	$0.27

(a)
Primarily consists of the impact on earnings from litigation involving the Company, including costs to engage outside counsel related to litigation with former tenants, which are included within “Other expense, net” in the accompanying condensed consolidated statements of operations and other comprehensive loss.

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
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Operating cash flow	▪	Tenant allowances and leasing costs
▪	Cash and cash equivalents	▪	Improvements made to individual properties, certain of which are not
▪	Proceeds from capital markets transactions		recoverable through common area maintenance charges to tenants
▪	Proceeds from asset dispositions	▪	Debt repayments
▪	Proceeds from the sales of air rights	▪	Distribution payments
		▪	Redevelopment, expansion and pad development activities
		▪	Acquisitions
		▪	New development
		▪	Repurchases of our common stock
During the three months ended March 31, 2020, we elected to nearly fully draw on our $850,000 unsecured revolving line of credit to enhance our liquidity and provide maximum financial flexibility as the effects of the COVID-19 pandemic continue to evolve and impact the global financial markets. As of March 31, 2020, we have $769,241 of cash on hand and the ability to repay the vast majority of the amount drawn on our unsecured revolving line of credit; however, we may elect to not repay it for some time, which will increase our interest expense. Over the last several years, we have made substantial progress in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We believe this progress places us in a position to be able to better withstand the current unprecedented macroeconomic environment. However, there can be no assurances in this regard or that additional financing or capital will be available to us going forward, on favorable terms or at all. Additionally, through April 30, 2020, we have collected more than 52% of billed rent from our tenants. If such a trend continues, or possibly deteriorates, and if we agree with certain tenants that rent may be deferred until a later date, our operating cash flows and liquidity will be negatively impacted. As we worked to fortify our balance sheet, we funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of March 31, 2020, we have no scheduled debt maturities and $1,875 of principal amortization due through the end of 2020, which we plan on satisfying through a combination of cash flows from operations and working capital, including cash on hand of $769,241 as of March 31, 2020.
The table below summarizes our consolidated indebtedness as of March 31, 2020:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$94,285	4.37%	Various	4.8 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	1.2 years
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	4.3 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	5.0 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	6.5 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	8.8 years
Senior notes – 4.82% due 2029	100,000	4.82%	June 28, 2029	9.2 years
Total unsecured notes payable (a)	800,000	4.27%		5.6 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (b)	250,000	3.20%	January 5, 2021	0.8 years
Revolving line of credit – variable rate	849,704	2.04%	April 22, 2022 (c)	2.1 years
Total unsecured credit facility (a)	1,099,704	2.30%		1.8 years

Unsecured term loans:
Term Loan Due 2023 – fixed rate (d)	200,000	4.05%	November 22, 2023	3.6 years
Term Loan Due 2024 – fixed rate (e)	120,000	2.88%	July 17, 2024	4.3 years
Term Loan Due 2026 – fixed rate (f)	150,000	3.27%	July 17, 2026	6.3 years
Total unsecured term loans (a)	470,000	3.50%		4.7 years

Total consolidated indebtedness	$2,463,989	3.25%		3.7 years

(a)
Fixed rate mortgages payable excludes mortgage discount of $(483) and capitalized loan fees of $(240), net of accumulated amortization, as of March 31, 2020. Unsecured notes payable excludes discount of $(586) and capitalized loan fees of $(2,994), net of accumulated amortization, as of March 31, 2020. Unsecured term loans exclude capitalized loan fees of $(3,208), net of accumulated amortization, as of March 31, 2020. Capitalized loan fees related to the revolving line of credit are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of March 31, 2020.

(c)
We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.

(d)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of March 31, 2020.

(e)
Reflects $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of March 31, 2020.

(f)
Reflects $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.50% as of March 31, 2020.

Mortgages Payable
During the three months ended March 31, 2020, we made scheduled principal payments of $619 related to amortizing loans.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
We have a $1,100,000 unsecured credit facility consisting of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan (Unsecured Credit Facility) that is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. As of March 31,

2020, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
As of March 31, 2020, we had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Unsecured Term Loans
As of March 31, 2020, we have the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024), and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026) each of which bears interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, we may elect to convert to an investment grade pricing grid. As of March 31, 2020, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
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
Our unsecured revolving line of credit and unsecured term loans each bear interest at a rate of LIBOR plus a credit spread, which is based on leverage grids. To the extent that our leverage ratio increases, the applicable credit spread will increase according to the tiers of each respective leverage grid. Based on our unsecured revolving line of credit and unsecured term loans balance of $1,569,704 as of March 31, 2020, the resulting increase in our leverage ratio and related movement to a higher tier on each respective leverage grid is expected to increase the weighted average credit spread portion of the interest rate by 0.11% applicable to the $1,569,704 balance for, at a minimum, the next quarterly compliance period under our debt agreements. Additionally, the facility fee on our unsecured revolving line of credit is expected to increase by 0.05% due to the increase in our leverage ratio and related movement to a higher tier on the leverage grid.

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of March 31, 2020 for the remainder of 2020, each of the next four years and thereafter, and the weighted average interest rates by year, as well as the fair value of our indebtedness as of March 31, 2020. The table does not reflect the impact of any debt activity that occurred after March 31, 2020.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,875	$2,626	$26,678	$31,758	$1,737	$29,611	$94,285	$95,831
Fixed rate term loans (b)	—	250,000	—	200,000	120,000	150,000	720,000	711,013
Unsecured notes payable (c)	—	100,000	—	—	150,000	550,000	800,000	788,109
Total fixed rate debt	1,875	352,626	26,678	231,758	271,737	729,611	1,614,285	1,594,953

Variable rate debt:
Variable rate revolving line of credit	—	—	849,704	—	—	—	849,704	841,529
Total debt (d)	$1,875	$352,626	$876,382	$231,758	$271,737	$729,611	$2,463,989	$2,436,482

Weighted average interest rate on debt:
Fixed rate debt	4.39%	3.47%	4.81%	4.06%	3.83%	4.02%	3.89%
Variable rate debt (e)	—	—	2.04%	—	—	—	2.04%
Total	4.39%	3.47%	2.12%	4.06%	3.83%	4.02%	3.25%

(a)	Excludes mortgage discount of $(483) and capitalized loan fees of $(240), net of accumulated amortization, as of March 31, 2020.

(b)
Excludes capitalized loan fees of $(3,208), net of accumulated amortization, as of March 31, 2020. The following variable rate term loans have been swapped to fixed rate debt: (i) $250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021; (ii) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (iii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iv) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of March 31, 2020, the applicable credit spread for (i), (ii) and (iii) was 1.20% and for (iv) was 1.50%.

(c)	Excludes discount of $(586) and capitalized loan fees of $(2,994), net of accumulated amortization, as of March 31, 2020.

(d)	The weighted average years to maturity of consolidated indebtedness was 3.7 years as of March 31, 2020.

(e)	Represents interest rate as of March 31, 2020.
Our unsecured debt agreements, consisting of the (i) unsecured credit agreement governing the Unsecured Credit Facility, (ii) amended term loan agreement governing the Term Loan Due 2023, (iii) term loan agreement governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024), (v) indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), and (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029), contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) minimum debt service coverage ratio; and (vi) minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in the covenant calculations are based on the most recent four fiscal quarters of activity. As such, the impact of short-term relative adverse operating results, if any, on our financial covenants is partially mitigated by previous and/or subsequent operating results. As of March 31, 2020, management believes we were in compliance with the financial covenants and default provisions under the unsecured debt agreements.
We plan on addressing our debt maturities through a combination of (i) cash flows from operations, (ii) working capital, including cash on hand of $769,241 as of March 31, 2020, and (iii) capital markets transactions.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the discretion of our board of directors and are required to be declared 10 days prior to the record date. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansion and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital, and (vii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our unsecured credit agreement, and to avoid or minimize any income and excise taxes that we otherwise would be required to pay. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
In order to preserve and enhance liquidity and capital positioning, our board of directors has temporarily suspended future quarterly dividend payments on our outstanding Class A common stock. Our board of directors will evaluate dividend declaration decisions quarterly and consider REIT taxable income distribution requirements in these deliberations. The timing and amount of dividend resumption depends largely on our operating cash flow performance as well as other factors.
We have an existing common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $500,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the three months ended March 31, 2020. As of March 31, 2020, $189,105 remained available for repurchases of shares of our common stock under our common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, can be met with (i) cash flows from operations, (ii) working capital, including cash on hand of $769,241 as of March 31, 2020, and (iii) capital markets transactions.
As of March 31, 2020, we have active expansion and redevelopment projects at Circle East, One Loudoun Downtown, The Shoppes at Quarterfield and a vacant pad development at Southlake Town Square. To date, we have invested a total of approximately $45,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partner at One Loudoun Downtown. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $133,000 to $147,000 of additional investment from us to complete these projects. During the three months ended March 31, 2020, we halted plans for vertical construction at our Carillon redevelopment in response to current macroeconomic conditions due to the impact of the COVID-19 pandemic and have materially reduced the planned scope and spend for the project, driving a reduction in our expected 2020 redevelopment spend of approximately $75,000 to $100,000. As of March 31, 2020, we were actively completing site work preparation at Carillon in anticipation of potential future development at the site. We expect to complete the site work preparation during 2020 for an expected additional capital investment of approximately $4,500.
We capitalized $626 and $675 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three months ended March 31, 2020 and 2019, respectively. We also capitalized $60 and $54 of internal leasing incentives, all of which were incremental to signed leases, during the three months ended March 31, 2020 and 2019, respectively.

In addition, we capitalized $1,316 and $574 of indirect project costs, which includes, among other costs, $372 and $365 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $785 and $144 of interest, related to expansion and redevelopment projects during the three months ended March 31, 2020 and 2019, respectively.
Dispositions
The following table highlights our property dispositions during 2019 and the three months ended March 31, 2020:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2020 Disposition (through March 31, 2020)	1	105,900	$13,900	$11,343	$—
2019 Dispositions	2	236,100	$44,750	$39,594	$—

(a)	Represents total consideration net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable.
In addition to the transactions presented in the preceding table, during the year ended December 31, 2019, we received net proceeds of $5,062 in connection with the second and third phases of the sale of a land parcel, which included rights to develop 22 residential units, at One Loudoun Downtown.
Acquisitions
The following table highlights our asset acquisitions during 2019 and the three months ended March 31, 2020:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2020 Acquisition (through March 31, 2020) (a)	1	154,700	$55,000	$—
2019 Acquisitions (b)	3	73,600	$29,976	$—

(a)
2020 acquisition is the fee interest in our Fullerton Metrocenter multi-tenant retail operating property. In connection with this acquisition, we also assumed the lessor position in a ground lease with a shadow anchor. The total number of properties in our portfolio was not affected by this transaction.

(b)
In addition to the acquisition of one multi-tenant retail operating property, 2019 acquisitions include the purchase of the following that did not affect our property count: (i) a parcel adjacent to our Paradise Valley Marketplace multi-tenant retail operating property and (ii) a single-user parcel at our Southlake Town Square multi-tenant retail operating property.

Summary of Cash Flows

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$35,042	$36,955	$(1,913)
Net cash used in investing activities	(70,507)	(28,186)	(42,321)
Net cash provided by (used in) financing activities	795,382	(10,830)	806,212
Increase (decrease) in cash, cash equivalents and restricted cash	759,917	(2,061)	761,978
Cash, cash equivalents and restricted cash, at beginning of period	14,447	19,601
Cash, cash equivalents and restricted cash, at end of period	$774,364	$17,540
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gain on sales of investment properties. Net cash provided by operating activities during the three months ended March 31, 2020 decreased $1,913 primarily due to the following:

•	a $937 increase in cash paid for leasing fees and inducements;

•	a $337 increase in cash bonuses paid related to the results of 2019; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $1,953 decrease in cash paid for interest; and

•
an $813 increase in NOI, consisting of an increase in Same Store NOI of $979, partially offset by a decrease in NOI from properties that were sold or held for sale in 2019 and 2020 and other properties not included in our same store portfolio of $166.

During the three months ended March 31, 2020, we distributed $35,387 to common shareholders, which is $345 in excess of net cash provided by operating activities during the period. This is primarily driven by the timing of ordinary course annual real estate tax payments. We used existing cash and cash equivalents in addition to net cash flows provided by operating activities to fund such distributions.
As a result of COVID-19, a number of our tenants have announced temporary closures of their stores or modifications of their operations. While working to preserve our cash flow, we are also working with our tenants regarding requests for lease concessions. While we have not yet reached agreement with tenants regarding concession requests, certain tenants have not paid or only partially paid their April rent and other charges. As of April 30, 2020, we have collected more than 52% of April rent charges. We will continue to work with tenants regarding lease concession requests, which may or may not include some element of rent deferral and, in some cases, partial rent abatement. While seeking to work toward a mutually agreeable outcome with tenants directly impacted by COVID-19, we believe that certain tenants, which remain open and hold an ability to pay, have elected to withhold April rent unnecessarily. We are not forgoing our contractual rights under our lease agreements and our tenants do not have a clear contractual right to cease paying rent due to government closures. However, COVID-19 and the related governmental orders present fairly novel situations and it is possible government action could impact our rights.
Management believes that cash flows from operations and existing cash and cash equivalents will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, net of proceeds from the sales of investment properties. Net cash flows from investing activities during the three months ended March 31, 2020 decreased $42,321 due to the following:

•	a $29,766 increase in cash paid to purchase investment properties;

•	a $10,262 decrease in proceeds from the sales of investment properties; and

•	a $6,874 increase in investment in developments in progress;
partially offset by

•	a $4,581 decrease in capital expenditures and tenant improvements.
For 2020, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through (i) cash flows generated from operations, (ii) working capital, including cash on hand of $769,241 as of March 31, 2020, and (iii) capital markets transactions.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our unsecured revolving line of credit, partially offset by (i) repayments of our unsecured revolving line of credit, (ii) distribution payments, (iii) principal payments on mortgages payable and (iv) payment of loan fees and deposits. Net cash flows from financing activities during the three months ended March 31, 2020 increased $806,212 primarily due to the following:

•
an $805,704 change in the activity on our unsecured revolving line of credit from net proceeds of $26,000 during the three months ended March 31, 2019 compared to net proceeds of $831,704 during the three months ended March 31, 2020; and

•	a $145 decrease in principal payments on mortgages payable.
We plan to continue to address our debt maturities through a combination of (i) cash flows from operations, (ii) working capital, including cash on hand of $769,241 as of March 31, 2020, and (iii) capital markets transactions.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the three months ended March 31, 2020, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
Our 2019 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and lease income. For the three months ended March 31, 2020, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to March 31, 2020, we:

•	terminated the joint venture related to the medical office building portion of the redevelopment at Carillon; and

•
executed amendments to our unsecured debt agreements for our Unsecured Credit Facility, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026 that changed the covenant calculation for the unencumbered interest coverage ratio to include operating results from the most recent four fiscal quarters. Prior to these amendments, the calculation only included operating results from the most recent fiscal quarter. As a result, the updated calculation applies to all unsecured debt instruments to which this covenant relates, including our unsecured revolving line of credit, all unsecured term loans and all unsecured private placement notes payable.

On May 1, 2020, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock in order to preserve and enhance liquidity and capital positioning. Our board of directors will evaluate dividend declaration decisions quarterly and consider REIT taxable income distribution requirements in these deliberations. The timing and amount of dividend resumption depends largely on our operating cash flow performance as well as other factors.

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
As of March 31, 2020, we had $720,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of March 31, 2020 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Liability
Unsecured credit facility term loan due 2021	$250,000	January 5, 2021	$3,158
Term Loan Due 2023	200,000	November 22, 2023	18,124
Term Loan Due 2024	120,000	July 17, 2024	6,672
Term Loan Due 2026	150,000	July 17, 2026	11,916
	$720,000		$39,870
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of March 31, 2020 for the remainder of 2020, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 7 – Debt in the accompanying condensed consolidated financial statements and Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities” contained herein.
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $25,013.
The combined carrying amount of our debt is approximately $19,996 higher than the fair value as of March 31, 2020.
We had $849,704 of variable rate debt, excluding $720,000 of variable rate debt that has been swapped to fixed rate debt, with an interest rate of 2.04% based upon LIBOR as of March 31, 2020. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of March 31, 2020, interest expense would increase by approximately $8,497 on an annualized basis.
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
Based on management’s evaluation as of March 31, 2020, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I. “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2020 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019:
The current novel coronavirus (COVID-19) pandemic and measures intended to prevent its spread has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies, and could materially and adversely impact our cash flow, financial condition and results of operations.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. The global impact of the COVID-19 outbreak has been rapidly evolving and many U.S. states and cities, including where we own properties and/or have development sites, have imposed measures intended to control its spread, such as instituting “shelter-in-place” rules and restrictions on the types of businesses that may continue to operate and/or the types of construction projects that may continue. As a result of these measures, a number of our tenants have announced temporary closures of their stores or modifications of their operations and requested lease concessions. In addition, in response to macroeconomic conditions, we halted plans for vertical construction at our Carillon redevelopment and temporarily suspended future quarterly dividend payments. Furthermore, we withdrew guidance for 2020 and nearly fully drew on our $850,000 unsecured revolving line of credit to enhance our liquidity and provide maximum financial flexibility as the effects of the COVID-19 pandemic continue to evolve and impact the global financial markets.
The extent to which COVID-19 impacts our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, actions taken to contain the pandemic or mitigate its impact, all of which could vary by geographic region in which our properties are located. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 may materially adversely affect our cash flow, financial condition and results of operations, and it may also have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:

•	a complete or partial closure of, or a decrease in customer traffic at, one or more of our properties, which has and could continue to adversely affect our operations and those of our tenants;

•
reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which has caused and could continue to cause one or more of our tenants, including certain significant tenants, to be unable to meet their rent payment or other obligations to us in full, or at all, or to otherwise seek modifications of such obligations or declare bankruptcy;

•
decreases in consumer discretionary spending and consumer confidence during the pandemic, as well as a decrease in individuals’ willingness to frequent our properties once reopened as a result of the public health risks and social impacts of such outbreak, which could affect the ability of our properties to generate sufficient revenues to meet operating and other expenses in the short and long term;

•
inability to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all, which could cause interruptions or delays in the receipt of rental payments or the non-receipt of rental payments;

•
state, local or industry-initiated efforts, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions, which may affect our ability to collect rent or enforce remedies for the failure to pay rent;

•
severe disruption and instability in the U.S. and global financial markets or deteriorations in credit and financing conditions, which may affect our ability to access capital on attractive terms or at all;

•	a reduction in cash flows, which could impact our ability to pay dividends to our stockholders;

•
our ability to remain in compliance with the financial covenants set forth in our unsecured credit agreement and other debt agreements, which non-compliance could result in a default and, potentially, an acceleration of such indebtedness;

•
a general decline in business activity and demand for real estate transactions, which could adversely affect the value of our portfolio and our ability or desire to make strategic acquisitions or dispositions;

•
disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, including as a result of restrictions on construction activity due to containment measures, which could cause delays in completing ongoing or future construction, expansion or redevelopment projects;

•
the potential negative impact on the health of our employees or the employees of our tenants, particularly if a significant number of our or their executive management team or key employees are impacted, which could result in a deterioration in our and our tenants’ ability to ensure business continuity during a disruption;

•	any inability to effectively manage our portfolio and operations while working remotely during the COVID-19 pandemic and for a time after such pandemic, which could adversely impact our business; and

•
the limited access to our facilities, management, tenants, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

There have been no other material changes to our risk factors during the three months ended March 31, 2020 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The following table summarizes the number of shares of Class A common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of common stock and restricted shares for the specified periods and amounts outstanding under our common stock repurchase program:

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1, 2020 to January 31, 2020	34	$13.07	N/A	$189,105
February 1, 2020 to February 29, 2020	55	$12.53	N/A	$189,105
March 1, 2020 to March 31, 2020	30	$10.47	N/A	$189,105
Total	119	$12.16	N/A	$189,105

(a)
As disclosed on the Current Reports on Form 8-K dated December 15, 2015 and December 14, 2017, this value represents the amount outstanding under our $500,000 common stock repurchase program, which has no scheduled expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On May 4, 2020, following a review of the covenants included in our unsecured debt agreements, we entered into (i) the First Amendment to our unsecured credit agreement, with KeyBank National Association, a national banking association, as administrative agent and certain lenders from time to time party thereto, as lenders, (ii) the Third Amendment to our term loan agreement governing the Term Loan Due 2023, with Capital One, National Association, a national banking association, as administrative agent and certain lenders from time to time party thereto, as lenders, and (iii) the First Amendment to our term loan agreement governing the Term Loan Due 2024 and Term Loan Due 2026, with KeyBank National Association, a national banking association, as administrative agent and certain lenders from time to time party thereto, as lenders.
Each of the amendments changed the covenant calculation for the unencumbered interest coverage ratio to include operating results from the most recent four fiscal quarters. Prior to these amendments, the calculation only included operating results from the most recent fiscal quarter.
The foregoing summary is qualified in its entirety by reference to the copies of the amendments, which are filed with this report as Exhibits 10.1, 10.2 and 10.3 and are incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
First Amendment to Fifth Amended and Restated Agreement, dated as of May 4, 2020, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (filed herewith).

10.2
Third Amendment to Term Loan Agreement, dated as of May 4, 2020, by and among the Registrant as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (filed herewith).

10.3
First Amendment to Term Loan Agreement, dated as of May 4, 2020, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (filed herewith).

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
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	May 6, 2020

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	May 6, 2020