Form 10-Q
period 2020-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2020-08-05
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s class of common stock as of July 31, 2020:
Class A common stock:    214,252,627 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	June 30, 2020	December 31, 2019
Assets
Investment properties:
Land	$1,075,551	$1,021,829
Building and other improvements	3,563,583	3,544,582
Developments in progress	146,502	113,353
	4,785,636	4,679,764
Less: accumulated depreciation	(1,449,947)	(1,383,274)
Net investment properties (includes $41,589 and $12,445 from consolidated variable interest entities, respectively)	3,335,689	3,296,490
Cash and cash equivalents	12,563	9,989
Accounts and notes receivable, net	87,927	73,832
Acquired lease intangible assets, net	74,386	79,832
Right-of-use lease assets	43,696	50,241
Other assets, net (includes $344 and $164 from consolidated variable interest entities, respectively)	67,151	75,978
Total assets	$3,621,412	$3,586,362

Liabilities and Equity
Liabilities:
Mortgages payable, net	$92,967	$94,155
Unsecured notes payable, net	796,568	796,247
Unsecured term loans, net	716,992	716,523
Unsecured revolving line of credit	135,000	18,000
Accounts payable and accrued expenses	59,152	78,902
Distributions payable	—	35,387
Acquired lease intangible liabilities, net	65,248	63,578
Lease liabilities	85,602	91,129
Other liabilities (includes $4,752 and $1,707 from consolidated variable interest entities, respectively)	75,798	56,368
Total liabilities	2,027,327	1,950,289

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 214,253 and 213,600 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	214	214
Additional paid-in capital	4,515,716	4,510,484
Accumulated distributions in excess of earnings	(2,886,387)	(2,865,933)
Accumulated other comprehensive loss	(39,176)	(12,288)
Total shareholders’ equity	1,590,367	1,632,477
Noncontrolling interests	3,718	3,596
Total equity	1,594,085	1,636,073
Total liabilities and equity	$3,621,412	$3,586,362

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Lease income	$96,803	$118,449	$215,498	$241,152

Expenses:
Operating expenses	14,843	17,129	31,257	34,815
Real estate taxes	17,916	18,534	36,449	36,937
Depreciation and amortization	43,755	42,882	83,928	86,149
Provision for impairment of investment properties	—	—	346	—
General and administrative expenses	8,491	9,353	17,656	19,852
Total expenses	85,005	87,898	169,636	177,753

Other (expense) income:
Interest expense	(19,360)	(17,363)	(36,406)	(34,793)
Gain on sales of investment properties	—	8,454	—	16,903
Gain on litigation settlement	—	—	6,100	—
Other income (expense), net	215	(472)	(546)	(1,131)
Net (loss) income	(7,347)	21,170	15,010	44,378
Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common shareholders	$(7,347)	$21,170	$15,010	$44,378

(Loss) earnings per common share – basic and diluted:
Net (loss) income per common share attributable to common shareholders	$(0.04)	$0.10	$0.07	$0.21

Net (loss) income	$(7,347)	$21,170	$15,010	$44,378
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments (Note 8)	694	(6,307)	(26,888)	(9,821)
Comprehensive (loss) income attributable to the Company	$(6,653)	$14,863	$(11,878)	$34,557

Weighted average number of common shares outstanding – basic	213,337	212,951	213,276	212,900

Weighted average number of common shares outstanding – diluted	213,337	213,090	213,276	213,156

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Three Months Ended	Shares	Amount
Balance as of April 1, 2019	213,585	$214	$4,505,631	$(2,768,965)	$(5,036)	$1,731,844	$776	$1,732,620
Net income	—	—	—	21,170	—	21,170	—	21,170
Other comprehensive loss	—	—	—	—	(6,307)	(6,307)	—	(6,307)
Contributions from noncontrolling interests	—	—	—	—	—	—	669	669
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,388)	—	(35,388)	—	(35,388)
Issuance of restricted shares	77	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,857	—	—	1,857	—	1,857
Balance as of June 30, 2019	213,662	$214	$4,507,488	$(2,783,183)	$(11,343)	$1,713,176	$1,445	$1,714,621
Three Months Ended
Balance as of April 1, 2020	214,122	$214	$4,512,939	$(2,879,040)	$(39,870)	$1,594,243	$3,058	$1,597,301
Net loss	—	—	—	(7,347)	—	(7,347)	—	(7,347)
Other comprehensive income	—	—	—	—	694	694	—	694
Contributions from noncontrolling interests	—	—	—	—	—	—	1,216	1,216
Termination of consolidated joint ventures	—	—	556	—	—	556	(556)	—
Issuance of restricted shares	131	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,221	—	—	2,221	—	2,221
Balance as of June 30, 2020	214,253	$214	$4,515,716	$(2,886,387)	$(39,176)	$1,590,367	$3,718	$1,594,085

Six Months Ended
Balance as of January 1, 2019	213,176	$213	$4,504,702	$(2,756,802)	$(1,522)	$1,746,591	$418	$1,747,009
Net income	—	—	—	44,378	—	44,378	—	44,378
Other comprehensive loss	—	—	—	—	(9,821)	(9,821)	—	(9,821)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,027	1,027
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	(70,759)	—	(70,759)	—	(70,759)
Issuance of common stock	111	—	—	—	—	—	—	—
Issuance of restricted shares	469	1	—	—	—	1	—	1
Stock-based compensation expense, net of forfeitures	(9)	—	3,823	—	—	3,823	—	3,823
Shares withheld for employee taxes	(85)	—	(1,037)	—	—	(1,037)	—	(1,037)
Balance as of June 30, 2019	213,662	$214	$4,507,488	$(2,783,183)	$(11,343)	$1,713,176	$1,445	$1,714,621
Six Months Ended
Balance as of January 1, 2020	213,600	$214	$4,510,484	$(2,865,933)	$(12,288)	$1,632,477	$3,596	$1,636,073
Net income	—	—	—	15,010	—	15,010	—	15,010
Other comprehensive loss	—	—	—	—	(26,888)	(26,888)	—	(26,888)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,339	2,339
Termination of consolidated joint ventures	—	—	2,217	—	—	2,217	(2,217)	—
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,464)	—	(35,464)	—	(35,464)
Issuance of common stock	148	—	—	—	—	—	—	—
Issuance of restricted shares	624	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,454	—	—	4,454	—	4,454
Shares withheld for employee taxes	(119)	—	(1,439)	—	—	(1,439)	—	(1,439)
Balance as of June 30, 2020	214,253	$214	$4,515,716	$(2,886,387)	$(39,176)	$1,590,367	$3,718	$1,594,085
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$15,010	$44,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,928	86,149
Provision for impairment of investment properties	346	—
Gain on sales of investment properties	—	(16,903)
Amortization of loan fees and debt premium and discount, net	1,912	1,597
Amortization of stock-based compensation	4,454	3,823
Payment of leasing fees and inducements	(4,356)	(5,120)
Reserve for bad debt	13,977	589
Changes in accounts receivable	(31,647)	1,332
Changes in right-of-use lease assets	928	961
Changes in accounts payable and accrued expenses, net	(21,899)	(16,999)
Changes in lease liabilities	33	(309)
Changes in other operating assets and liabilities, net	2,696	4,234
Other, net	(957)	(4,546)
Net cash provided by operating activities	64,425	99,186

Cash flows from investing activities:
Purchase of investment properties	(54,970)	(26,576)
Capital expenditures and tenant improvements	(30,778)	(39,934)
Proceeds from sales of investment properties	11,369	41,886
Investment in developments in progress	(32,499)	(7,784)
Net cash used in investing activities	(106,878)	(32,408)

Cash flows from financing activities:
Principal payments on mortgages payable	(1,242)	(1,530)
Proceeds from unsecured notes payable	—	100,000
Proceeds from unsecured revolving line of credit	937,704	143,000
Repayments of unsecured revolving line of credit	(820,704)	(223,000)
Payment of loan fees and deposits	(151)	(754)
Distributions paid	(70,851)	(70,758)
Other, net	900	(10)
Net cash provided by (used in) financing activities	45,656	(53,052)

Net increase in cash, cash equivalents and restricted cash	3,203	13,726
Cash, cash equivalents and restricted cash, at beginning of period	14,447	19,601
Cash, cash equivalents and restricted cash, at end of period	$17,650	$33,327
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$34,234	$33,276
Cash paid for amounts included in the measurement of operating lease liabilities	$2,505	$3,052
Cash received for accounts receivable previously written off	$54	$112
Distributions payable	$—	$35,388
Accrued capital expenditures and tenant improvements	$8,938	$7,403
Accrued leasing fees and inducements	$1,127	$673
Accrued redevelopment costs	$2,531	$281
Amounts reclassified to developments in progress	$305	$13,570
Change in noncontrolling interest due to termination of joint ventures	$2,217	$—
Lease liabilities arising from obtaining right-of-use lease assets	$383	$103,519
Straight-line ground rent liabilities reclassified to right-of-use lease asset	$—	$31,030
Straight-line office rent liability reclassified to right-of-use lease asset	$—	$507
Acquired ground lease intangible liability reclassified to right-of-use lease asset	$—	$11,898

Purchase of investment properties (after credits at closing):
Net investment properties	$(58,760)	$(25,438)
Right-of-use lease assets	5,999	—
Accounts receivable, acquired lease intangibles and other assets	(1,801)	(1,525)
Lease liabilities	(5,942)	—
Accounts payable, acquired lease intangibles and other liabilities	5,534	387
Purchase of investment properties (after credits at closing)	$(54,970)	$(26,576)

Proceeds from sales of investment properties:
Net investment properties	$11,307	$29,318
Right-of-use lease assets	—	8,242
Accounts receivable, acquired lease intangibles and other assets	167	1,591
Lease liabilities	—	(11,326)
Accounts payable, acquired lease intangibles and other liabilities	(105)	(2,842)
Gain on sales of investment properties	—	16,903
Proceeds from sales of investment properties	$11,369	$41,886

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, at beginning of period	$9,989	$14,722
Restricted cash, at beginning of period (included within “Other assets, net”)	4,458	4,879
Total cash, cash equivalents and restricted cash, at beginning of period	$14,447	$19,601

Cash and cash equivalents, at end of period	$12,563	$28,456
Restricted cash, at end of period (included within “Other assets, net”)	5,087	4,871
Total cash, cash equivalents and restricted cash, at end of period	$17,650	$33,327

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
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of June 30, 2020, the Company owned 102 retail operating properties in the United States.
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
In accordance with Accounting Standards Codification Topic 205, Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation. Specifically, for the six months ended June 30, 2019, the reserve for bad debt has been presented in a single line item, “Reserve for bad debt” rather than the previous presentation where it was included as a component of “Other, net” in the accompanying condensed consolidated statements of cash flows within “Cash flows from operating activities.” There has been no change to “Net cash provided by operating activities” for the six months ended June 30, 2019 as a result of this reclassification.
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy, including the retail sector within the U.S., and has contributed to significant volatility and negative pressure in the financial markets. The global impact of the COVID-19 pandemic has been rapidly evolving and many U.S. states and cities, including where the Company owns properties and/or has development sites, imposed measures during the first half of the year intended to control its spread, such as instituting “shelter-in-place” rules, limitations on public gatherings and restrictions on certain business operations and/or the types of construction projects that may continue. As a result of the pandemic and the measures noted above to mitigate its impact, a number of the Company’s tenants were required to temporarily close their stores or modify their operations and, as a result,

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

requested lease concessions. Certain other tenants, many of which are considered essential businesses, remain open and continue to operate during this time.
The Company only closed a small, enclosed portion of one property for a period of time during the six months ended June 30, 2020. As of June 30, 2020, all of the Company’s properties were open for the benefit of the communities and customers that the Company’s tenants serve and approximately 90% of the Company’s tenants, based on gross leasable area, were open as of June 30, 2020. While many U.S. states and cities have eased or lifted such restrictions, some have subsequently reinstated restrictions and others may do so in the future.
The Company continues to closely monitor the impact of the pandemic on all aspects of its business. Due to numerous uncertainties, it is not possible to accurately predict the ultimate impact the pandemic will have on the Company’s financial condition, results of operations and cash flows.
During the three months ended June 30, 2020, the Company agreed in principle, and, in certain circumstances, executed agreements, with tenants regarding lease concessions. See a discussion regarding lease concessions signed and agreed in principle as a result of the COVID-19 pandemic and related accounting treatment in Note 2 and Note 6 to the condensed consolidated financial statements.
The Company’s property ownership as of June 30, 2020 is summarized below:

Property Count
Retail operating properties	102
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (a)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105

(a)	The operating portion of this property is included within the property count for retail operating properties.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2019 Annual Report on Form 10-K for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2020.
Lease Income and Accounts Receivable
The Company commences recognition of lease income on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. At lease commencement, the Company expects that collectibility is probable for all leases due to the creditworthiness analysis performed before entering into a new lease. Lease income, for leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such lease income earned and the cash rent due under the provisions of a lease is recorded as deferred rent receivable and is included as a component of “Accounts and notes receivable, net” in the accompanying condensed consolidated balance sheets.
Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Company will remove the cash basis designation and resume recording lease income from such tenants during the period earned at such time it believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history.
As a result of ongoing discussions with tenants regarding lease concession requests as a result of the COVID-19 pandemic, the Company reserves for lease concessions that have been agreed in principle with the tenant for which a reduction in lease income is anticipated under the accounting for lease concessions once executed. In addition, a general portfolio reserve is established based

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

upon an analysis of balances outstanding, historical bad debt levels and current economic trends. An allowance for the uncollectible portion of uncollected receivables is recorded as an adjustment to lease income.
The Company reviews current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally, with the uncertainties regarding COVID-19 as well as ongoing discussions with tenants regarding lease concession requests, the Company’s assessment also takes into consideration items such as tenant type, local restrictions regarding tenant operations, the current status of lease concession requests, as well as recent rent collection experience. Evaluating and estimating uncollectible lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to the Company at the time of evaluation.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This temporary guidance is effective as of March 12, 2020 through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). Specifically, the guidance allows for certain changes in critical terms of a designated hedging instrument or hedged item as a result of reference rate reform to not result in the dedesignation of the hedging relationship. In addition, the optional expedients related to probability and effectiveness assessments allow companies to disregard certain economic mismatches in a hedging relationship arising due to reference rate reform until both the derivative and hedged transactions have completed the transition, where current GAAP requires those mismatches to be modeled into the assessment of effectiveness. The Company adopted this guidance as of the effective date and elected to apply the optional expedients related to probability and effectiveness prospectively. The Company has not modified any hedging relationship and has disregarded the potential economic mismatches in hedging relationships due to reference rate reform during the six months ended June 30, 2020.
Recently Issued Accounting Pronouncements
In April 2020, the FASB staff issued a question-and-answer (Q&A) document focusing on the application of the lease guidance in ASC 842, Leases, for lease concessions provided as a result of the COVID-19 pandemic. Prior to the Q&A, changes to lease

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

payments that are not stipulated in the original lease contract are generally accounted for as lease modifications under ASC 842. Within the Q&A, the FASB staff provides relief for lease concessions offered as a result of the effects of the COVID-19 pandemic and does not require these concessions to be accounted for in accordance with the lease modification guidance in ASC 842.
Under existing lease guidance, a company determines, on a lease-by-lease basis, if a lease concession is the result of a new arrangement with the tenant or if it is under the enforceable rights and obligations within the lease agreement. Under the relief guidance, a company can account for certain concessions (i) as if no changes to the existing lease contract were made or (ii) as a negative variable lease adjustment to lease income. This optionality is offered in circumstances when the total future payments required by the modified contract are substantially the same as the total payments required by the existing contract. Also, under the relief guidance, a company can account for certain other concessions only as a variable lease adjustment. This singular relief option is offered in circumstances including when the total future payments required by the modified contract are less than the total payments required by the existing contract (i.e., abatement) or when the total payments required are the same, but extend over a longer period of time as compared to the existing contract.
Application of the relief guidance is optional, however it is required to be applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply the relief guidance where lease concessions are (i) granted as relief due to the COVID-19 pandemic and (ii) result in the cash flows remaining to be substantially the same or less than the existing contract.
Based on the policy elections made under the relief guidance as well as modifications that do not qualify for the relief guidance, the Company has accounted for lease concessions as follows:

Lease Concession	Accounting Treatment of Concession

(i) Deferral of payment to a future period, with no change in lease term.	Treated as if there are no changes to the existing lease contract; no change to lease income recognized, including straight-line rental income.

(ii) Deferral of payment to a future period, with a modest extension of lease term (iii) Abatement (iv) Combination of abatement and deferral
Treated as a variable lease adjustment; reduction in lease income for the abated and deferred amounts; however, no change in straight-line rental income. Any deferred amounts will be recognized as lease income when payment is received.

(v) Significant lease extension resulting in an increase in cash flows	Existing lease modification guidance under ASC 842 is followed.
See a discussion regarding lease concessions agreed with tenants as a result of the COVID-19 pandemic and related impact in Note 6 to the condensed consolidated financial statements.
(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
Acquisitions
The Company closed on the following acquisition during the six months ended June 30, 2020:

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
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Six Months Ended June 30,
	2020	2019
Land	$57,137	$14,819
Building and other improvements, net	1,623	10,619
Acquired lease intangible assets (a)	2,014	1,770
Acquired lease intangible liabilities (b)	(5,534)	(234)
Net assets acquired	$55,240	$26,974

(a)	The weighted average amortization period for acquired lease intangible assets is 17 years and five years for acquisitions completed during the six months ended June 30, 2020 and 2019, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is 17 years and five years for acquisitions completed during the six months ended June 30, 2020 and 2019, respectively.

These acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2020 and 2019 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing.
In addition, the Company capitalized $641 and $1,267 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three and six months ended June 30, 2020, respectively, and $650 and $1,325 during the three and six months ended June 30, 2019, respectively. The Company also capitalized internal leasing incentives of $42 and $102 during the three and six months ended June 30, 2020, respectively, and $82 and $136 during the three and six months ended June 30, 2019, respectively, all of which were incremental to signed leases.
Developments in Progress
The carrying amount of the Company’s developments in progress are as follows:

Property Name	MSA	June 30, 2020	December 31, 2019
Expansion and redevelopment projects
Circle East (a)	Baltimore	$35,298	$33,628
One Loudoun Downtown	Washington, D.C.	51,903	27,868
Carillon	Washington, D.C.	32,264	26,407
The Shoppes at Quarterfield	Baltimore	1,155	—
Pad development projects
Southlake Town Square	Dallas	432	—
		121,052	87,903
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450	25,450
Total developments in progress		$146,502	$113,353

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)
During the year ended December 31, 2018, the Company received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at Circle East, which is shown net in the “Developments in progress” balance as of June 30, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets.

In response to current macroeconomic conditions related to the COVID-19 pandemic, the Company halted plans for vertical construction at its Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project. As of June 30, 2020, the Company is actively completing site work preparation at the property in anticipation of potential future development at the site. The Company expects to finalize the site work preparation during 2020 for an expected additional capital investment of approximately $1,400.
The Company capitalized $1,347 and $2,663 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2020, including, among other costs, $329 and $701 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $736 and $1,521 of interest, respectively. The Company capitalized $659 and $1,233 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2019, including, among other costs, $335 and $700 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $226 and $370 of interest, respectively.
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
As a result of halting the planned vertical construction at Carillon, the Company terminated (i) the joint venture related to the multi-family rental portion of the redevelopment during the three months ended March 31, 2020 and (ii) the joint venture related to the medical office building portion of the redevelopment during the three months ended June 30, 2020. In accordance with the terms of the joint venture agreements, costs incurred prior to the terminations were funded evenly by the partners and there was no payment between the partners upon termination. Subsequent to the terminations, if the Company commences the redevelopment and uses the materials developed, or approvals obtained, by the joint venture partners, the Company is required to reimburse the partners’ costs incurred in connection with such materials and/or approvals. As a result of the terminations, the Company reclassified the noncontrolling interest balance of $2,217 from noncontrolling interests to additional paid-in capital within equity. There was no gain or loss recognized in connection with the terminations.
As of June 30, 2020 and December 31, 2019, the Company had recorded the following related to the consolidated joint ventures:

	June 30, 2020				December 31, 2019
	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total
Net investment properties	$41,589	$—	$—	$41,589	$8,830	$2,940	$675	$12,445
Other assets, net	$344	$—	$—	$344	$164	$—	$—	$164
Other liabilities	$4,752	$—	$—	$4,752	$1,546	$32	$129	$1,707
Noncontrolling interests	$3,718	$—	$—	$3,718	$1,869	$1,454	$273	$3,596

Development costs are funded by the partners, including the Company, and/or construction loan financing throughout the construction period. Under terms defined in the joint venture agreements, after construction completion and stabilization of the respective development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the respective joint venture at fair value. The Company has not provided financial support to these VIEs in excess of any amounts that it is contractually required to provide. There was

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

no income from the joint venture projects during the six months ended June 30, 2020 and 2019 and, as such, no income was attributed to the noncontrolling interests.
(4) DISPOSITIONS
The Company closed on the following disposition during the six months ended June 30, 2020:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 13, 2020	King Philip’s Crossing	Multi-tenant retail	105,900	$13,900	$11,343	$—
			105,900	$13,900	$11,343	$—

(a)	Aggregate proceeds are net of transaction costs and exclude $26 of condemnation proceeds, which did not result in recognition of a gain.
The Company closed on the following dispositions during the six months ended June 30, 2019:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
March 8, 2019	Edwards Multiplex – Fresno (b)	Single-user retail	94,600	$25,850	$21,605	$8,449
June 28, 2019	North Rivers Towne Center	Multi-tenant retail	141,500	18,900	17,989	6,881
			236,100	$44,750	$39,594	$15,330

(a)	Aggregate proceeds are net of transaction costs.

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
None of the dispositions completed during the six months ended June 30, 2020 and 2019 qualified for discontinued operations treatment and none are considered individually significant.
As of June 30, 2020 and December 31, 2019, no properties qualified for held for sale accounting treatment.
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
The following table summarizes the Company’s unvested restricted shares as of and for the six months ended June 30, 2020:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2020	535	$12.46
Shares granted (a)	624	$11.66
Shares vested	(291)	$12.76
Balance as of June 30, 2020 (b)	868	$11.78

(a)	Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.

(b)	As of June 30, 2020, total unrecognized compensation expense related to unvested restricted shares was $4,617, which is expected to be amortized over a weighted average term of 1.3 years.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the six months ended June 30, 2020:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2020	839	$13.10
RSUs granted (a)	331	$13.67
Conversion of RSUs to common stock and restricted shares (b)	(196)	$15.52
RSUs eligible for future conversion as of June 30, 2020 (c)	974	$12.81

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

(c)	As of June 30, 2020, total unrecognized compensation expense related to unvested RSUs was $6,916, which is expected to be amortized over a weighted average term of 2.2 years.
During the three months ended June 30, 2020 and 2019, the Company recorded compensation expense of $2,221 and $1,857, respectively, related to the amortization of unvested restricted shares and RSUs. During the six months ended June 30, 2020 and 2019, the Company recorded compensation expense of $4,454 and $3,823, respectively, related to the amortization of unvested restricted shares and RSUs. The total fair value of restricted shares that vested during the six months ended June 30, 2020 was $2,962. In addition, the total fair value of RSUs that converted into common stock during the six months ended June 30, 2020 was $1,321.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of June 30, 2020, options to purchase 16 shares of common stock remained outstanding and exercisable pursuant to such plan. The Company did not grant any options in 2020 or 2019 and did not record any compensation expense related to stock options during the six months ended June 30, 2020 and 2019.
(6) LEASES
Leases as Lessor
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease income related to fixed and variable lease payments
Base rent (a)	$84,904	$89,135	$175,710	$178,069
Percentage and specialty rent (b)	450	683	1,496	2,002
Tenant recoveries (b) (c)	22,513	25,879	48,333	52,706
Lease termination fee income (b)	252	232	376	1,420
Other lease-related income (b)	1,044	1,589	2,549	2,886
Straight-line rental income, net (d)	(1,284)	616	(943)	2,116
Other
Bad debt, net	(12,419)	(77)	(13,923)	(477)
Amortization of above and below market lease intangibles and lease inducements	1,343	392	1,900	2,430
Lease income	$96,803	$118,449	$215,498	$241,152

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)
Primarily consists of fixed lease payments, however, partially offset by adjustments of $(51) for the three and six months ended June 30, 2020 related to executed lease concessions granted as relief due to COVID-19 and treated as a negative variable lease adjustment to base rent in accordance with the Company’s policy elections related to the accounting treatment of such lease concessions. Base rent for the three and six months ended June 30, 2020 is also net of adjustments of $(5,743) driven by uncollected amounts related to cash-basis tenants.

(b)	Represents lease income related to variable lease payments.

(c)	Tenant recoveries for the three and six months ended June 30, 2020 are net of $(1,289) representing uncollected amounts related to cash-basis tenants.

(d)
Represents lease income related to fixed lease payments. Includes changes in allowances for doubtful straight-line receivables of $(1,636) and $(592) for the three months ended June 30, 2020 and 2019, respectively, and $(2,671) and $(814) for the six months ended June 30, 2020 and 2019, respectively.

During the three months ended June 30, 2020, the Company agreed in principle, and, in certain circumstances, executed agreements, with tenants regarding lease concessions. The majority of these concessions are for the deferral of amounts billed, without an extension of the lease term. However, certain of these lease concessions include abatement, a combination of deferral and abatement, or provide a concession that includes the extension of the existing lease term. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. As of June 30, 2020, the Company agreed in principle and, in certain circumstances, executed lease concessions to defer, without an extension of the lease term, $6,530 of previously uncollected base rent charges related to the second quarter of 2020, and to address an additional $4,659 of previously uncollected base rent charges related to the second quarter of 2020 through abatement, a combination of deferral and abatement or a concession that includes the extension of the lease term. As of June 30, 2020, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to begin being received starting in approximately six months from June 30, 2020 and will be received over a period of approximately 11 months once started.
Subsequent to June 30, 2020, the Company agreed in principle and, in certain circumstances, executed agreements, with additional tenants whereby it expects to address an additional $2,493 of previously uncollected base rent charges related to the second quarter of 2020. Furthermore, the Company agreed in principle and, in certain circumstances, executed agreements, with tenants whereby it expects to address through lease concessions approximately $7,100 of base rent charges pertaining to the second half of 2020. The Company can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all. Refer to Note 2 to the condensed consolidated financial statements for a discussion of the accounting treatment for lease concessions as a result of the COVID-19 pandemic.
The Company has not yet reached agreements, and in some cases does not anticipate reaching agreements, to defer or abate rent with certain tenants regarding concession requests, as discussions are ongoing. Certain other tenants, many of which are considered essential businesses, remain open and continue to operate during this time.
During the six months ended June 30, 2020, the Company applied $2,753 of security deposits to previously uncollected accounts receivable.
Leases as Lessee
During the six months ended June 30, 2020, the Company extended the term of one office lease resulting in an additional lease liability and right-of-use lease asset of $383.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) DEBT
The Company has the following types of indebtedness: (i) mortgages payable, (ii) unsecured notes payable, (iii) unsecured term loans and (iv) an unsecured revolving line of credit.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	June 30, 2020			December 31, 2019
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$93,662	4.37%	4.6	$94,904	4.37%	5.1
Discount, net of accumulated amortization	(471)			(493)
Capitalized loan fees, net of accumulated amortization	(224)			(256)
Mortgages payable, net	$92,967			$94,155

(a)	The fixed rate mortgages had interest rates ranging from 3.75% to 7.48% as of June 30, 2020 and December 31, 2019.
During the six months ended June 30, 2020, the Company made scheduled principal payments of $1,242 related to amortizing loans.
Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		June 30, 2020		December 31, 2019
Unsecured Notes Payable	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025 (a)	March 15, 2025	250,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
		800,000	4.27%	800,000	4.27%
Discount, net of accumulated amortization		(556)		(616)
Capitalized loan fees, net of accumulated amortization		(2,876)		(3,137)
	Total	$796,568		$796,247

(a)
Subsequent to June 30, 2020, the Company completed an offering of $100,000 aggregate principal amount of its 4.00% senior unsecured notes due 2025 (Notes Due 2025), issued at 99.010% of par value plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, the Company’s previously issued Notes Due 2025, of which $250,000 was outstanding as of June 30, 2020, and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion. The proceeds were used to repay borrowings on the Company’s unsecured revolving line of credit and for general corporate purposes.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		June 30, 2020		December 31, 2019
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$250,000	3.35%	$250,000	3.20%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	4.20%	200,000	4.05%
Unsecured term loan due 2024 – fixed rate (c)	July 17, 2024	120,000	2.93%	120,000	2.88%
Unsecured term loan due 2026 – fixed rate (d)	July 17, 2026	150,000	3.42%	150,000	3.27%
Subtotal		720,000		720,000
Capitalized loan fees, net of accumulated amortization		(3,008)		(3,477)
Term loans, net		$716,992		$716,523

Unsecured credit facility revolving line of credit – variable rate (e)	April 22, 2022	$135,000	1.33%	$18,000	2.85%

(a)
$250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.35% and 1.20% as of June 30, 2020 and December 31, 2019, respectively.

(b)
$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.35% and 1.20% as of June 30, 2020 and December 31, 2019, respectively.

(c)
$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.25% and 1.20% as of June 30, 2020 and December 31, 2019, respectively.

(d)
$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.65% and 1.50% as of June 30, 2020 and December 31, 2019, respectively.

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

Unsecured Credit Facility
The Company has a $1,100,000 unsecured credit facility consisting of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan (Unsecured Credit Facility) that is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of June 30, 2020, making such an election would have resulted in a higher interest rate for the unsecured revolving line of credit and would not have changed the interest rate for the $250,000 unsecured term loan due 2021. The Company expects the leverage-based pricing grid to be favorable for both the unsecured revolving line of credit and the $250,000 unsecured term loan due 2021 when the credit spread set forth in the leverage grid resets next quarter.
The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan due 2021	1/5/2021	N/A	N/A	1.20%–1.70%	N/A	0.90%–1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.825%–1.55%	0.125%–0.30%

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
Unsecured Term Loans
As of June 30, 2020, the Company has the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024) and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026), each of which bears interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. Although making such an election during the three months ended June 30, 2020 would have resulted in a lower interest rate as of June 30, 2020 for the Term Loan Due 2023, the Company did not elect to convert to an investment grade pricing grid as it expects the leverage-based pricing grid to once again be favorable when the credit spread set forth in the leverage grid resets next quarter. As of June 30, 2020, making the election to convert to the investment grade pricing grid would not have changed the interest rate for the Term Loan Due 2024 and would have resulted in a higher interest rate for the Term Loan Due 2026. The Company expects the leverage-based pricing grid to be favorable for both the Term Loan Due 2024 and Term Loan Due 2026 when the credit spread set forth in the leverage grid resets next quarter.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of June 30, 2020 for the remainder of 2020, each of the next four years and thereafter, and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after June 30, 2020, such as the $100,000 public offering of Notes Due 2025, which were issued on July 21, 2020.

	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,252	$2,626	$26,678	$31,758	$1,737	$29,611	$93,662
Fixed rate term loans (b)	—	250,000	—	200,000	120,000	150,000	720,000
Unsecured notes payable (c)	—	100,000	—	—	150,000	550,000	800,000
Total fixed rate debt	1,252	352,626	26,678	231,758	271,737	729,611	1,613,662

Variable rate debt:
Variable rate revolving line of credit	—	—	135,000	—	—	—	135,000
Total debt (d)	$1,252	$352,626	$161,678	$231,758	$271,737	$729,611	$1,748,662

Weighted average interest rate on debt:
Fixed rate debt	4.41%	3.58%	4.81%	4.19%	3.85%	4.05%	3.95%
Variable rate debt (e)	—	—	1.33%	—	—	—	1.33%
Total	4.41%	3.58%	1.90%	4.19%	3.85%	4.05%	3.74%

(a)	Excludes mortgage discount of $(471) and capitalized loan fees of $(224), net of accumulated amortization, as of June 30, 2020.

(b)
Excludes capitalized loan fees of $(3,008), net of accumulated amortization, as of June 30, 2020. The following variable rate term loans have been swapped to fixed rate debt: (i) $250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021; (ii) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (iii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iv) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of June 30, 2020, the applicable credit spread for (i) and (ii) was 1.35%, for (iii) was 1.25% and for (iv) was 1.65%.

(c)	Excludes discount of $(556) and capitalized loan fees of $(2,876), net of accumulated amortization, as of June 30, 2020.

(d)	The weighted average years to maturity of consolidated indebtedness was 4.1 years as of June 30, 2020.

(e)	Represents interest rate as of June 30, 2020.
The Company’s unsecured debt agreements, consisting of the (i) unsecured credit agreement, as amended governing the Unsecured Credit Facility, (ii) term loan agreement, as amended governing the Term Loan Due 2023, (iii) term loan agreement, as amended governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024), (v) indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), and (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029), contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) a minimum debt service coverage ratio; and (vi) a minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in their calculations are based on the most recent four fiscal quarters of activity. As of June 30, 2020, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured debt agreements.
The Company plans on addressing its debt maturities through a combination of (i) cash flows generated from operations, (ii) working capital, (iii) capital markets transactions and (iv) its unsecured revolving line of credit.

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
As of June 30, 2020, the Company has 11 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $12,013 will be reclassified as an increase to interest expense.
The following table summarizes the Company’s interest rate swaps as of June 30, 2020, which effectively convert one-month floating rate LIBOR to a fixed rate:

Number of Instruments	Effective Date	Aggregate Notional	Fixed Interest Rate	Maturity Date
Three	December 29, 2017	$250,000	2.00%	January 5, 2021
Two	November 23, 2018	$200,000	2.85%	November 22, 2023
Three	August 15, 2019	$120,000	1.68%	July 17, 2024
Three	August 15, 2019	$150,000	1.77%	July 17, 2026

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest rate swaps	11	11	$720,000	$720,000

The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the accompanying condensed consolidated balance sheets. The valuation techniques used are described in Note 12 to the condensed consolidated financial statements.

	Fair Value
	June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$39,176	$12,288

The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Loss (Gain) Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
2020	$2,301	$30,954	Interest expense	$2,995	$4,066	$19,360	$36,406
2019	$6,215	$9,601		$(92)	$(220)	$17,363	$34,793

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9) EQUITY
The Company has an existing common stock repurchase program under which it may repurchase, from time to time, up to a maximum of $500,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the six months ended June 30, 2020 and 2019. As of June 30, 2020, $189,105 remained available for repurchases of shares of the Company’s common stock under its common stock repurchase program.
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Numerator:
Net (loss) income attributable to common shareholders	$(7,347)		$21,170		$15,010		$44,378
Earnings allocated to unvested restricted shares	(135)		(110)		(244)		(190)
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(7,482)		$21,060		$14,766		$44,188

Denominator:
Denominator for (loss) earnings per common share – basic:
Weighted average number of common shares outstanding	213,337	(a)	212,951	(b)	213,276	(a)	212,900	(b)
Effect of dilutive securities:
Stock options	—	(c)	—	(c)	—	(c)	—	(c)
RSUs	—	(d)	139	(e)	—	(d)	256	(e)
Denominator for (loss) earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	213,337		213,090		213,276		213,156

(a)
Excludes 868 shares of unvested restricted common stock as of June 30, 2020, which equate to 825 and 751 shares for the three and six months ended June 30, 2020, respectively, on a weighted average basis. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 667 shares of unvested restricted common stock as of June 30, 2019, which equate to 660 and 631 shares for the three and six months ended June 30, 2019, respectively, on a weighted average basis. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 16 and 22 shares of common stock as of June 30, 2020 and 2019, respectively, at a weighted average exercise price of $15.87 and $17.34, respectively. Of these totals, outstanding options to purchase 16 and 18 shares of common stock as of June 30, 2020 and 2019, respectively, at a weighted average exercise price of $15.87 and $18.58, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(d)
As of June 30, 2020, there were 974 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 974 and 971 RSUs, respectively, on a weighted average basis for the three and six months ended June 30, 2020. These contingently issuable shares have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

(e)
As of June 30, 2019, there were 839 RSUs eligible for future conversion upon completion of the performance periods, which equate to 839 and 835 RSUs, respectively, on a weighted average basis for the three and six months ended June 30, 2019. These contingently issuable shares are a component of calculating diluted EPS.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of June 30, 2020, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, or significant change in the scope, cost or timing of planned redevelopment. As of June 30, 2019, the Company did not identify indicators of impairment at any of its properties. The following table summarizes the results of these analyses as of June 30, 2020:

June 30, 2020
Number of properties for which indicators of impairment were identified	2
Less: number of properties for which an impairment charge was recorded	—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	2

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (a)	166%

(a)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charge during the six months ended June 30, 2020:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
King Philip’s Crossing (a)	Multi-tenant retail	February 13, 2020	105,900	$346
				$346
	Estimated fair value of impaired property as of impairment date			$11,644

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
The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the effects of COVID-19 cause economic and market conditions to continue to deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. As of June 30, 2020, the Company does not consider the impacts of COVID-19, including tenant requests for lease concessions, to be impairment indicators. However, indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of COVID-19, or changes in the Company’s long-term hold strategies could change in future periods. The Company will continue to monitor circumstances and events in future periods and can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$92,967	$94,982	$94,155	$98,082
Unsecured notes payable, net	$796,568	$786,719	$796,247	$822,883
Unsecured term loans, net	$716,992	$704,148	$716,523	$720,000
Unsecured revolving line of credit	$135,000	$133,299	$18,000	$18,000
Derivative liability	$39,176	$39,176	$12,288	$12,288

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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2020
Derivative liability	$—	$39,176	$—	$39,176

December 31, 2019
Derivative liability	$—	$12,288	$—	$12,288

Derivatives:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of June 30, 2020. The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2019, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the year ended December 31, 2019, except for those properties sold prior to December 31, 2019. Methods and assumptions used to estimate the fair value of these assets as of December 31, 2019 are described after the table.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2020
Mortgages payable, net	$—	$—	$94,982	$94,982
Unsecured notes payable, net	$243,380	$—	$543,339	$786,719
Unsecured term loans, net	$—	$—	$704,148	$704,148
Unsecured revolving line of credit	$—	$—	$133,299	$133,299

December 31, 2019
Mortgages payable, net	$—	$—	$98,082	$98,082
Unsecured notes payable, net	$255,965	$—	$566,918	$822,883
Unsecured term loans, net	$—	$—	$720,000	$720,000
Unsecured revolving line of credit	$—	$—	$18,000	$18,000

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

	June 30, 2020	December 31, 2019
Mortgages payable, net – range of discount rates used	3.6% to 4.2%	3.2% to 3.6%
Unsecured notes payable, net – weighted average discount rate used	4.69%	3.79%
Unsecured term loans, net – weighted average credit spread portion of discount rate used	1.95%	1.26%
Unsecured revolving line of credit – credit spread portion of discount rate used	1.75%	1.05%

There were no transfers between the levels of the fair value hierarchy during the six months ended June 30, 2020 and the year ended December 31, 2019.
(13) COMMITMENTS AND CONTINGENCIES
As of June 30, 2020, the Company had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of its properties and reduce the available borrowings on its unsecured revolving line of credit.
The following table summarizes the Company’s active expansion and redevelopment projects as of June 30, 2020:

		Estimated Net Investment		Net Investment as of June 30, 2020
Project Name	MSA	Low	High
Circle East (a)	Baltimore	$42,000	$44,000	$23,438
One Loudoun Downtown – Pads G & H (b)	Washington, D.C.	$125,000	$135,000	$35,612
The Shoppes at Quarterfield	Baltimore	$9,000	$10,000	$1,155
Southlake Town Square – Pad	Dallas	$2,000	$2,500	$432

(a)	Investment amounts are net of proceeds of $11,820 received from the sale of air rights.

(b)	Investment amounts are net of expected contributions from the Company’s joint venture partners.
In response to current macroeconomic conditions, the Company halted plans for vertical construction at its Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project. As of June 30, 2020, the Company is actively completing site work preparation at the property in anticipation of potential future development at the site. The Company expects to finalize the site work preparation during 2020 for an expected additional capital investment of approximately $1,400. In addition, during the six months ended June 30, 2020, the Company terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(15) SUBSEQUENT EVENTS
Subsequent to June 30, 2020, the Company completed an offering of $100,000 aggregate principal amount of its 4.00% senior unsecured notes due 2025 (Notes Due 2025), issued at 99.010% of par value plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, the Company’s previously issued Notes Due 2025, of which $250,000 was outstanding as of June 30, 2020, and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion. The proceeds were used to repay borrowings on the Company’s unsecured revolving line of credit and for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in markets where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy, insolvency or general downturn in the business of a major tenant or a significant number of smaller tenants;

•	adverse impact of e-commerce developments and shifting consumer retail behavior on our tenants;

•	interest rates or operating costs;

•	the discontinuation of London Interbank Offered Rate (LIBOR);

•	real estate and zoning laws and changes in real property tax rates;

•	real estate valuations;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;

•	changes in the dividend policy for our Class A common stock and our ability to resume the payment of dividends at past levels;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions and dispositions, including our ability to identify and pursue acquisition and disposition opportunities;

•
risks generally associated with redevelopment, including the impact of construction delays and cost overruns and related impact on our estimated investments in such redevelopment, our ability to lease redeveloped space, our ability to identify and pursue redevelopment opportunities and the risk that it takes longer than expected for development assets to stabilize or that we do not achieve our estimated returns on such investments;

•	composition of members of our senior management team;

•	our ability to attract and retain qualified personnel;

•	our ability to continue to qualify as a real estate investment trust (REIT);

•	governmental regulations, tax laws and rates and similar matters;

•	our compliance with laws, rules and regulations;

•	environmental uncertainties and exposure to natural disasters;

•
pandemics or other public health crises, such as the novel coronavirus (COVID-19) pandemic, and the related impact on (i) our ability to manage our properties, finance our operations and perform necessary administrative and reporting functions and (ii) our tenants’ ability to operate their businesses, generate sales and meet their financial obligations, including the obligation to pay rent and other charges as specified in their leases;

•	insurance coverage; and

•	the likelihood or actual occurrence of terrorist attacks in the U.S.
The extent to which COVID-19 impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, “Item 1A. Risk Factors” in this document, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy, including the retail sector within the U.S., and has contributed to significant volatility and negative pressure in the financial markets. Additionally, the pandemic has, and could continue to have, a significant adverse impact on the underlying industries of many of our tenants. Accordingly, our tenants and their operations, and their ability to pay rent, have been adversely impacted and may continue to be adversely impacted. The global impact of the COVID-19 pandemic has been rapidly evolving and many U.S. states and cities, including where we own properties and/or have development sites, imposed measures during the first half of the year intended to control its spread, such as instituting “shelter-in-place” rules, limitations on public gatherings and restrictions on certain business operations and/or the types of construction projects that may continue. As a result of the pandemic and the measures noted above to mitigate its impact, a number of our tenants were required to temporarily close their stores or modify their operations, which has impacted, and could continue to impact, their ability to pay rent in full, on time, or at all, and more of our tenants could be similarly impacted in the future. While many U.S. states and cities have eased or lifted such restrictions, some have subsequently reinstated restrictions and others may do so in the future. Continued mitigation efforts or the effect of any relaxation or revocation of current restrictions, including the impact on and of consumer behavior, all of which vary by geography, will continue to impact our business and such impacts may be significant and materially adverse to us. We continue to closely monitor the impact of the pandemic on all aspects of our business. Due to numerous uncertainties, it is not possible to accurately predict the ultimate impact the pandemic will have on our financial condition, results of operations and cash flows. Certain other tenants, many of which are considered essential businesses, remain open and continue to operate during this time. Based on annualized base rent (ABR) of leases in effect as of June 30, 2020, essential businesses and office represent approximately 37% of our ABR, including 8% from grocery/warehouse clubs and 7% from office tenants.
During the three months ended June 30, 2020, we agreed in principle, and, in certain circumstances, executed agreements, with tenants regarding lease concessions. The majority of these concessions are for the deferral of amounts billed, without an extension of the lease term. However, certain of these lease concessions include abatement, a combination of deferral and abatement, or provide a concession that includes the extension of the existing lease term. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. As of June 30, 2020, we agreed in principle and, in certain circumstances, executed lease concessions to defer, without an extension of the lease term, $6,530 of previously uncollected base rent charges related to the second quarter of 2020, and to address an additional $4,659 of previously uncollected base rent charges related to the second quarter of 2020 through abatement, a combination of deferral and abatement or a concession that includes the extension of the lease term. As of June 30, 2020, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to begin being received starting in approximately six months from June 30, 2020 and will be received over a period of approximately 11 months once started.
Subsequent to June 30, 2020, we agreed in principle and, in certain circumstances, executed agreements, with additional tenants whereby we expect to address an additional $2,493 of previously uncollected base rent charges related to the second quarter of 2020. Furthermore, we agreed in principle and, in certain circumstances, executed agreements, with tenants whereby we expect to address through lease concessions approximately $7,100 of base rent charges pertaining to the second half of 2020. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all.
As of July 27, 2020, we have collected 68.4% of base rent charges related to the three months ended June 30, 2020 and 71.4% of July 2020 base rent charges. In addition, as of July 27, 2020, we have applied security deposits, signed lease concession agreements and have agreed in principle to lease amendments for an additional 17.5% and 13.1% of base rent related to the three months ended June 30, 2020 and one month ended July 31, 2020, respectively. Uncollected billed base rent related to tenants who have declared bankruptcy represents an additional 2.0% and 1.4% for the three months ended June 30, 2020 and one month ended July 31, 2020, respectively. We have not yet reached agreements, and in some cases do not anticipate reaching agreements, to defer or abate rent with certain tenants regarding concession requests, as discussions are ongoing. While seeking to work toward a mutually agreeable outcome with tenants directly impacted by COVID-19, we believe that certain tenants, which remain open and have the ability to pay, have elected to withhold rent unnecessarily. We are not forgoing our contractual rights under our lease agreements, and our tenants do not have a clear contractual right to cease paying rent due to government closures and as a result, non-payment of rent generally constitutes a default. However, COVID-19 and the related governmental orders present fairly novel situations and it is possible government action could impact our rights. As of June 30, 2020, all of our properties were open for the benefit of the communities and customers that our tenants serve and approximately 90% of our tenants, based on gross leasable area (GLA), were open as of June 30, 2020.

The following information is based on ABR of leases in our retail operating portfolio that were in effect as of June 30, 2020 and is being provided to assist with analysis of the potential impact of COVID-19. The information may not be indicative of collection and lease concession activity in future periods. The classification of tenant type, including the classification between essential and non-essential, is based on management’s understanding of the tenant operations and may not be comparative to similarly titled classifications by other companies.

			% of Rent Collected
Resiliency Category/Tenant Type	ABR	% of Total ABR	April 2020	May 2020	June 2020	Q2 2020	July 2020
Essential
Grocery/Warehouse Clubs	$30,333	8.3%	99.9%	99.9%	99.9%	99.9%	99.9%
Financial Services/Banks	13,343	3.7%	100.0%	99.9%	98.5%	99.5%	98.5%
Medical	12,318	3.4%	86.8%	88.8%	86.0%	87.2%	84.8%
Hardware	10,136	2.8%	96.4%	95.9%	79.5%	90.6%	91.0%
Auto and other Essentials	9,977	2.7%	97.5%	94.9%	95.8%	96.1%	94.7%
Electronics	9,957	2.7%	96.0%	98.8%	99.2%	98.0%	99.3%
Pet/Animal Supplies	9,734	2.7%	98.7%	98.4%	99.7%	98.9%	66.9%
Office Supplies	6,396	1.8%	100.0%	100.0%	100.0%	100.0%	100.0%
Wireless Communications	6,339	1.7%	92.6%	91.5%	91.0%	91.7%	91.5%
Drug Stores	3,190	0.9%	99.0%	99.5%	99.2%	99.2%	98.3%
Total Essential	111,723	30.7%	97.1%	97.2%	95.4%	96.5%	93.4%

Non-Essential
Apparel	36,063	9.9%	27.7%	28.1%	40.0%	31.9%	54.8%
Housewares	28,169	7.7%	59.8%	58.5%	67.9%	62.1%	77.9%
Soft Goods/Discount Stores	25,650	7.1%	81.8%	56.4%	38.3%	58.8%	36.3%
Services	22,101	6.1%	58.1%	58.9%	63.3%	60.1%	63.0%
Sporting Goods/Hobby	14,057	3.9%	66.0%	67.1%	64.7%	65.9%	85.1%
Specialty	10,408	2.9%	73.9%	74.6%	76.8%	75.1%	84.8%
Movie Theaters	10,294	2.8%	9.0%	9.0%	9.0%	9.0%	9.0%
Health Clubs	9,262	2.5%	30.5%	24.8%	28.0%	27.7%	41.6%
Other	7,759	2.1%	44.6%	40.1%	44.7%	43.1%	54.5%
Book Stores	3,945	1.1%	53.3%	56.4%	61.1%	56.8%	81.1%
Amusement/Play Centers	2,116	0.6%	18.8%	13.1%	0.0%	10.6%	5.9%
Total Non-Essential	169,824	46.7%	51.4%	47.1%	49.4%	49.3%	57.4%

Restaurants
Restaurants – Full Service	31,471	8.7%	53.6%	55.3%	55.6%	54.9%	59.2%
Restaurants – Quick Service	26,862	7.4%	65.0%	68.4%	70.7%	68.1%	69.7%
Total Restaurants	58,333	16.1%	59.0%	61.3%	62.7%	61.0%	64.2%

Office	23,592	6.5%	89.8%	91.9%	91.0%	90.9%	84.2%

Total Retail Operating Portfolio	$363,472	100.0%	69.2%	67.7%	68.3%	68.4%	71.4%

Billed Base Rent Addressed as of July 27, 2020	Q2 2020	July 2020
Billed base rent collected	68.4%	71.4%
Security deposits applied	2.5%	0.0%
Signed lease amendments (a)	4.4%	5.0%
In-process lease amendments (b)	10.6%	8.1%
Total billed base rent addressed	85.9%	84.5%

			% of Rent Collected
	ABR	% of Total ABR	April 2020	May 2020	June 2020	Q2 2020	July 2020
Anchor (10,000+ sq ft)	$186,091	51.2%	75.7%	70.6%	68.3%	71.5%	71.2%
Mid-Tier (5,000-9,999 sq ft)	63,146	17.4%	52.5%	54.6%	60.9%	56.1%	66.9%
Small Shop (0-4,000 sq ft)
National/Regional	64,203	17.7%	66.3%	68.1%	70.0%	68.1%	74.7%
Local	50,032	13.7%	69.1%	72.8%	75.6%	72.5%	73.8%
Total Retail Operating Portfolio	$363,472	100.0%	69.2%	67.7%	68.3%	68.4%	71.4%

(a)	As of July 27, 2020, the majority of signed lease amendments involve rent deferrals, as opposed to rent abatements.

(b)
As of July 27, 2020, the in-process lease amendments are agreed in principle with tenants and the majority involve rent deferrals, as opposed to rent abatements. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all.

In response to current macroeconomic conditions related to the COVID-19 pandemic, we halted plans for vertical construction at our Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project, driving a reduction in our expected 2020 redevelopment spend of approximately $75,000 to $100,000. As of June 30, 2020, we are actively completing site work preparation at Carillon in anticipation of potential future development at the site. We expect to finalize the site work preparation during 2020 for an expected additional capital investment of approximately $1,400. In addition, during the six months ended June 30, 2020, we terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon.
In order to preserve and enhance liquidity and capital positioning, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock. Our board of directors will continue to evaluate dividend declaration decisions quarterly and consider REIT taxable income distribution requirements in these deliberations. The timing and amount of dividend resumption depends largely on our operating cash flow performance as well as other factors.
Through the period ended June 30, 2020, our employees, except for a small number that are considered essential to be on-site for the safe operation of our properties, successfully transitioned to working remotely, and we did not furlough any employees nor significantly modify our key processes or internal controls over financial reporting. In addition, we expect to continue to reduce our 2020 capital expenditures, including tenant improvements, and certain expenses, including overhead, from the original budget.
Executive Summary
Retail Properties of America, Inc. (we, our, us) is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of June 30, 2020, we owned 102 retail operating properties in the United States representing 19,962,000 square feet of GLA and had four expansion and redevelopment projects. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.

The following table summarizes our portfolio as of June 30, 2020:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio
Multi-tenant retail:
Neighborhood and community centers	62	10,337	94.1%	95.4%
Power centers	22	4,816	94.9%	95.9%
Lifestyle centers and mixed-use properties (b)	16	4,548	90.9%	92.2%
Total multi-tenant retail	100	19,701	93.6%	94.8%
Single-user retail	2	261	100.0%	100.0%
Total retail operating properties	102	19,962	93.6%	94.9%
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (c)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105

(a)	Includes leases signed but not commenced.

(b)	Excludes the 18 multi-family rental units at Plaza del Lago. As of June 30, 2020, 17 multi-family rental units were leased at an average monthly rental rate per unit of $1,337.

(c)	The operating portion of this property is included in the property count of lifestyle centers and mixed-use properties within our retail operating portfolio.
In 2018, we completed our portfolio transformation and are now a prominent owner of multi-tenant retail properties, many with a mixed-use component, primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. As a result, our portfolio is better focused and since our inaugural investor day in 2013, we have (i) improved our retail ABR by 35% to $19.45 per square foot as of June 30, 2020 from $14.46 per square foot as of March 31, 2013, (ii) increased our concentration in lifestyle and mixed-use properties based on multi-tenant retail ABR by 1,800 basis points to 34% as of June 30, 2020 from 16% as of March 31, 2013, (iii) reduced our top 20 retail tenant concentration of total ABR by 1,140 basis points to 26.5% as of June 30, 2020 from 37.9% as of March 31, 2013, and (iv) reduced our indebtedness by 33% to $1,748,662 as of June 30, 2020 from $2,601,912 as of March 31, 2013. Additionally, as of June 30, 2020, approximately 88.3% of our multi-tenant retail ABR was generated in the top 25 metropolitan statistical areas (MSAs), as determined by the United States Census Bureau and ranked based on the most recently available population estimates.
In addition to addressing lease concession requests stemming from COVID-19 in the near term, we are focused on optimizing our tenancy, asset level configurations and merchandising through (i) accretive leasing activity and (ii) mixed-use expansion and redevelopment projects. For the six months ended June 30, 2020, we achieved a blended re-leasing spread of 2.6% consisting of negative comparable cash leasing spreads of (9.2)% on signed new leases and 5.3% on signed renewal leases. During this period, we achieved average annual contractual rent increases on signed new leases of approximately 165 basis points. As of June 30, 2020, we have $10,512 of ABR related to 450,000 square feet of GLA pertaining to 2020 lease expirations and $5,249 of ABR related to 249,000 square feet of GLA pertaining to leases signed but not yet commenced. In light of the COVID-19 pandemic, we are unable to project the impact on our leasing volume or other leasing trends. However, while existing tenants are continuing to pursue renewals, we have, to a certain extent, experienced, and may continue to experience, a slowdown in (i) rent commencing on signed leases, (ii) the volume of new and renewal leases and (iii) our ability to finalize the execution of new and renewal leases given current uncertainty.
Our active and near-term expansion and redevelopment projects consist of approximately $178,000 to $192,000 of expected investment through 2022, equivalent to approximately 6% of the net book value of our investment properties as of June 30, 2020. These predominantly mixed-use-focused projects include the redevelopment at Circle East, the expansion projects of Pads G & H at One Loudoun Downtown and site and building reconfiguration at The Shoppes at Quarterfield as well as the vacant pad development at Southlake Town Square. In response to current macroeconomic conditions due to the impact of the COVID-19 pandemic, we halted plans for vertical construction at our Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project, driving a reduction in our expected 2020 redevelopment spend of approximately $75,000 to $100,000. As of June 30, 2020, we are actively completing site work preparation at Carillon in anticipation of potential future development at the site. We expect to finalize the site work preparation during 2020 for an expected additional capital investment of approximately $1,400. In addition, during the six months ended June 30, 2020, we terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon. Our current portfolio of assets contains numerous additional projects in the longer-term pipeline, including, among others, redevelopment at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
Company Highlights — Six Months Ended June 30, 2020
Developments in Progress
During the six months ended June 30, 2020, we invested $32,499 in our expansion and redevelopment projects at Circle East, One Loudoun Downtown, Carillon, The Shoppes at Quarterfield and Southlake Town Square. We expect that the majority of our additional 2020 project spend will be for the One Loudoun Downtown project.
The following table summarizes the carrying amount of developments in progress as of June 30, 2020:

Property Name	MSA	June 30, 2020
Expansion and redevelopment projects
Circle East	Baltimore	$35,298
One Loudoun Downtown	Washington, D.C.	51,903
Carillon	Washington, D.C.	32,264
The Shoppes at Quarterfield	Baltimore	1,155
Pad development projects
Southlake Town Square	Dallas	432
		121,052
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450
Total developments in progress		$146,502
Acquisitions
The following table summarizes our acquisition activity during the six months ended June 30, 2020:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
February 6, 2020	Fullerton Metrocenter	Los Angeles	Fee interest (a)	154,700	$55,000
				154,700	$55,000

(a)
We acquired the fee interest in an existing multi-tenant retail operating property. In connection with this acquisition, we also assumed the lessor position in a ground lease with a shadow anchor. The total number of properties in our portfolio was not affected by this transaction.

Dispositions
The following table summarizes our disposition activity during the six months ended June 30, 2020:

Date	Property Name	Property Type	Square Footage	Consideration
February 13, 2020	King Philip’s Crossing	Multi-tenant retail	105,900	$13,900
			105,900	$13,900

Market Summary
The following table summarizes our retail operating portfolio by market as of June 30, 2020:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$83,226	23.3%	$22.93	3,943	20.0%	92.1%	92.4%
Washington, D.C.	8	38,121	10.7%	28.75	1,388	7.0%	95.5%	95.8%
New York	9	36,421	10.2%	29.59	1,294	6.6%	95.1%	97.7%
Chicago	8	29,076	8.1%	24.02	1,358	6.9%	89.1%	89.4%
Seattle	9	24,143	6.7%	16.73	1,548	7.9%	93.2%	96.2%
Baltimore	4	21,995	6.1%	16.06	1,543	7.8%	88.8%	94.1%
Atlanta	9	21,018	5.9%	14.06	1,513	7.7%	98.8%	98.8%
Houston	9	16,477	4.6%	15.04	1,141	5.8%	96.1%	96.3%
San Antonio	3	12,786	3.6%	18.00	721	3.7%	98.4%	98.4%
Phoenix	3	11,025	3.1%	17.93	632	3.2%	97.4%	97.5%
Los Angeles	1	6,858	1.9%	18.17	396	2.0%	95.3%	97.7%
Riverside	1	4,586	1.3%	15.99	292	1.5%	98.1%	98.1%
St. Louis	1	3,901	1.1%	9.50	453	2.3%	90.6%	90.6%
Charlotte	1	3,691	1.0%	14.06	320	1.6%	82.1%	96.2%
Tampa	1	2,401	0.7%	19.69	126	0.6%	97.0%	97.0%
Subtotal	86	315,725	88.3%	20.26	16,668	84.6%	93.5%	94.9%

Non-Top 25 MSAs (b)	14	41,883	11.7%	14.71	3,033	15.4%	93.8%	94.1%

Total Multi-Tenant Retail	100	357,608	100.0%	19.40	19,701	100.0%	93.6%	94.8%

Single-User Retail	2	5,864		22.49	261		100.0%	100.0%

Total Retail Operating Portfolio (c)	102	$363,472		$19.45	19,962		93.6%	94.9%

(a)
Excludes $2,027 of multi-tenant retail ABR and 167 square feet of multi-tenant retail GLA attributable to Circle East and The Shoppes at Quarterfield, located in the Baltimore MSA, and Carillon, located in the Washington, D.C. MSA, all three of which are in redevelopment. Including these amounts, 88.4% of our multi-tenant retail ABR and 84.7% of our multi-tenant retail GLA is located in the top 25 MSAs.

(b)	Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)	Excludes the 18 multi-family rental units at Plaza del Lago. As of June 30, 2020, 17 multi-family rental units were leased at an average monthly rental rate per unit of $1,337.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio and our active and near-term expansion and redevelopment projects during the six months ended June 30, 2020. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF (b)
Comparable Renewal Leases	107	389	$23.25	$22.08	5.3%	4.9	$4.57
Comparable New Leases	13	85	$20.34	$22.41	(9.2)%	9.6	$34.77
Non-Comparable New and Renewal Leases (c)	28	134	$29.96	N/A	N/A	10.5	$26.81
Total	148	608	$22.72	$22.14	2.6%	7.0	$13.03

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

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

Our near-term efforts are primarily focused on reaching resolution of lease concession requests. During the three months ended June 30, 2020, we executed agreements with certain tenants regarding lease concessions; however, we have not yet reached agreements, and in some cases do not anticipate reaching agreements, to defer or abate rent with certain tenants regarding concession requests, as discussions are ongoing. In addition, our leasing efforts are focused on (i) vacant anchor and small shop space, (ii) upcoming lease expirations and (iii) spaces within our expansion and redevelopment projects. Through these collective efforts, we look to situationally focus on stability, tenancy and to optimize the mix of operators and unique retailers at our properties. As of June 30, 2020, we have $10,512 of ABR related to 450,000 square feet of GLA pertaining to 2020 lease expirations and $5,249 of ABR related to 249,000 square feet of GLA pertaining to leases signed but not commenced. In light of the COVID-19 pandemic, we are unable to project the impact on our leasing volume or other leasing trends. However, while existing tenants are continuing to pursue renewals, we have, to a certain extent, experienced, and may continue to experience, a slowdown in (i) rent commencing on signed leases, (ii) the volume of new and renewal leases and (iii) our ability to finalize the execution of new and renewal leases given current uncertainty.
Capital Markets
During the six months ended June 30, 2020, we:

•	borrowed $117,000, net of repayments, on our unsecured revolving line of credit; and

•	made scheduled principal payments of $1,242 related to amortizing loans.
Subsequent to June 30, 2020, we completed an offering of $100,000 aggregate principal amount of our 4.00% senior unsecured notes due 2025 (Notes Due 2025), issued at 99.010% of par value plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, our previously issued Notes Due 2025, of which $250,000 was outstanding as of June 30, 2020, and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion. The proceeds were used to repay borrowings on our unsecured revolving line of credit and for general corporate purposes.
Distributions
We declared a quarterly distribution of $0.165625 per share of common stock during the three months ended March 31, 2020. On May 1, 2020, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock; as such, a quarterly distribution was not declared during the three months ended June 30, 2020 and there was no distribution payable as of June 30, 2020. However, during the six months ended June 30, 2020, we paid (i) the fourth quarter 2019 distribution in January 2020 and (ii) the first quarter 2020 distribution in April 2020.

Results of Operations
Comparison of Results for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change
Revenues:
Lease income	$96,803	$118,449	$(21,646)

Expenses:
Operating expenses	14,843	17,129	(2,286)
Real estate taxes	17,916	18,534	(618)
Depreciation and amortization	43,755	42,882	873
General and administrative expenses	8,491	9,353	(862)
Total expenses	85,005	87,898	(2,893)

Other (expense) income:
Interest expense	(19,360)	(17,363)	(1,997)
Gain on sales of investment properties	—	8,454	(8,454)
Other income (expense), net	215	(472)	687
Net (loss) income	(7,347)	21,170	(28,517)
Net income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to common shareholders	$(7,347)	$21,170	$(28,517)
Net (loss) income attributable to common shareholders was $(7,347) for the three months ended June 30, 2020 compared to $21,170 for the three months ended June 30, 2019. The $28,517 decrease was primarily due to the following:

•	a $21,646 decrease in lease income primarily due to the impact of COVID-19 and related accounting for lease concession agreements and primarily consisting of:

•
a $12,342 increase in bad debt, net primarily due to higher accounts receivable balances as we have received approximately 68.4% (as of July 27, 2020) of base rent that was billed during the three months ended June 30, 2020 and have agreed in principle to lease concessions which would at least partially abate tenant rent, however have not executed such agreements as of June 30, 2020; as a result, these anticipated abatements are classified as bad debt until executed;

•
a $4,231 decrease in base rent primarily due to $5,794 from adjustments to base rent driven by tenants being accounted for on the cash basis of accounting, partially offset by increases from occupancy gains and contractual rent changes from our same store portfolio;

•	a $3,366 decrease in tenant recovery income primarily from lower operating expenses and changes as a result of moving tenants to the cash basis of accounting; and

•	a $1,900 decrease in straight-line rent primarily as a result of changes in collectibility of straight-line receivables, which results in cash-basis accounting for the impacted tenants;

•
an $8,454 decrease in gain on sales of investment properties related to the sale of one investment property consisting of approximately 141,500 square feet of GLA and a land parcel during the three months ended June 30, 2019. No properties were sold during the three months ended June 30, 2020; and

•	a $1,997 increase in interest expense primarily consisting of:

•
a $2,154 increase in interest on our five-year $120,000 unsecured term loan (Term Loan Due 2024) and seven-year $150,000 unsecured term loan (Term Loan Due 2026), which were entered into in July 2019; and

•	a $1,165 increase in interest on our 4.82% senior unsecured notes due 2029 (Notes Due 2029), which were issued in June 2019;

partially offset by

•	a $1,360 decrease in interest on mortgages payable due to a reduction in mortgage debt;
partially offset by

•	a $2,286 decrease in operating expenses primarily due to lower recoverable property operating expenses; and

•	an $862 decrease in general and administrative expenses primarily due to a decrease in comparative cash bonus expense resulting from a significant reduction in cash bonus expectations for 2020.
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
Same store portfolio
For the three and six months ended June 30, 2020, our same store portfolio consisted of 101 retail operating properties acquired or placed in service and stabilized prior to January 1, 2019. The number of properties in our same store portfolio did not change as of June 30, 2020 from 101 as of March 31, 2020.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired during 2019 and 2020;

•	the multi-family rental units at Plaza del Lago, a redevelopment project that was placed in service during 2019;

•	Circle East, which is in active redevelopment;

•	One Loudoun Downtown – Pads G & H, which are in active development;

•
Carillon, a redevelopment project where we halted plans for vertical construction during the three months ended March 31, 2020 in response to current macroeconomic conditions due to the impact of the COVID-19 pandemic; however, as of June 30, 2020, we are actively completing site work preparation at the property in anticipation of potential future development at the site;

•	The Shoppes at Quarterfield, which is in active redevelopment;

•	investment properties that were sold or classified as held for sale during 2019 and 2020; and

•	the net income from our wholly owned captive insurance company.

The following tables present a reconciliation of net (loss) income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
Net (loss) income attributable to common shareholders	$(7,347)	$21,170	$(28,517)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	—	(8,454)	8,454
Depreciation and amortization	43,755	42,882	873
General and administrative expenses	8,491	9,353	(862)
Interest expense	19,360	17,363	1,997
Straight-line rental income, net	1,284	(616)	1,900
Amortization of acquired above and below market lease intangibles, net	(1,796)	(711)	(1,085)
Amortization of lease inducements	453	319	134
Lease termination fees, net	(252)	(232)	(20)
Non-cash ground rent expense, net	212	332	(120)
Other (income) expense, net	(215)	472	(687)
NOI	63,945	81,878	(17,933)
NOI from Other Investment Properties	(1,241)	(1,280)	39
Same Store NOI	$62,704	$80,598	$(17,894)

	Three Months Ended June 30,
	2020	2019	Change
Same Store NOI:
Base rent	$83,609	$87,082	$(3,473)
Percentage and specialty rent	448	691	(243)
Tenant recoveries	22,305	25,310	(3,005)
Other lease-related income	1,049	1,475	(426)
Bad debt, net	(12,373)	(60)	(12,313)
Property operating expenses	(14,631)	(15,867)	1,236
Real estate taxes	(17,703)	(18,033)	330
Same Store NOI	$62,704	$80,598	$(17,894)
Same Store NOI decreased $17,894, or 22.2%, primarily due to the following:

•
a $12,313 increase in bad debt, net primarily due to higher accounts receivable balances as we have received approximately 68.4% (as of July 27, 2020) of same store base rent that was billed during the three months ended June 30, 2020 and have agreed in principle to lease concessions which would at least partially abate tenant rent, however have not executed such agreements as of June 30, 2020; as a result, these anticipated abatements are classified as bad debt until executed;

•
a $3,473 decrease in base rent primarily due to $5,677 from adjustments to base rent driven by tenants being accounted for on the cash basis of accounting, partially offset by increases of $1,274 from occupancy gains and $921 from contractual rent changes; and

•
a $1,439 increase in property operating expenses and real estate taxes, net of tenant recoveries, primarily due to (i) lower tenant recoveries resulting from moving tenants to the cash basis of accounting, (ii) an increase in real estate tax expense resulting from higher real estate tax assessments, and (iii) an increase in certain non-recoverable property operating expenses, partially offset by (iv) higher net real estate tax refunds in 2020.

Comparison of Results for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change
Revenues:
Lease income	$215,498	$241,152	$(25,654)

Expenses:
Operating expenses	31,257	34,815	(3,558)
Real estate taxes	36,449	36,937	(488)
Depreciation and amortization	83,928	86,149	(2,221)
Provision for impairment of investment properties	346	—	346
General and administrative expenses	17,656	19,852	(2,196)
Total expenses	169,636	177,753	(8,117)

Other (expense) income:
Interest expense	(36,406)	(34,793)	(1,613)
Gain on sales of investment properties	—	16,903	(16,903)
Gain on litigation settlement	6,100	—	6,100
Other expense, net	(546)	(1,131)	585
Net income	15,010	44,378	(29,368)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$15,010	$44,378	$(29,368)
Net income attributable to common shareholders was $15,010 for the six months ended June 30, 2020 compared to $44,378 for the six months ended June 30, 2019. The $29,368 decrease was primarily due to the following:

•	a $25,654 decrease in lease income primarily due to the impact of COVID-19 and related accounting for lease concession agreements and primarily consisting of:

•
a $13,446 increase in bad debt, net primarily due to higher accounts receivable balances as we have received approximately 68.4% (as of July 27, 2020) of base rent that was billed during the three months ended June 30, 2020 and have agreed in principle to lease concessions which would at least partially abate tenant rent, however have not executed such agreements as of June 30, 2020; as a result, these anticipated abatements are classified as bad debt until executed;

•	a $4,373 decrease in tenant recovery income primarily from lower operating expenses and changes as a result of moving tenants to the cash basis of accounting;

•	a $3,059 decrease in straight-line rent primarily as a result of changes in collectibility of straight-line receivables, which results in cash-basis accounting for the impacted tenants;

•
a $2,359 decrease in base rent primarily due to $5,794 from adjustments to base rent driven by tenants being accounted for on the cash basis of accounting, as well as the operating properties sold during 2019 and 2020, partially offset by increases from occupancy gains, contractual rent changes and re-leasing spreads from our same store portfolio and increases from the operating properties acquired during 2019 and 2020; and

•	a $1,044 decrease in termination fee income;

•
a $16,903 decrease in gain on sales of investment properties related to the sale of one investment property consisting of approximately 105,900 square feet of GLA that was impaired during the six months ended June 30, 2020 compared to the sale of two investment properties, representing approximately 236,100 square feet of GLA, and a land parcel that were sold for gains during the six months ended June 30, 2019; and

•	a $1,613 increase in interest expense primarily consisting of:

•	a $4,273 increase in interest on our Term Loan Due 2024 and Term Loan Due 2026, which were entered into in July 2019; and

•	a $2,370 increase in interest on our Notes Due 2029, which were issued in June 2019;
partially offset by

•	a $2,705 decrease in interest on mortgages payable due to a reduction in mortgage debt; and

•	a $1,617 decrease in interest on our revolving line of credit primarily due to lower average LIBOR rates;
partially offset by

•
a $6,100 gain on litigation settlement recognized during the six months ended June 30, 2020 related to litigation with a former tenant. No such gain was recognized during the six months ended June 30, 2019;

•	a $3,558 decrease in operating expenses primarily due to lower snow-related expenses in 2020;

•
a $2,221 decrease in depreciation and amortization primarily due to the impact of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment in 2019 and the investment properties sold during 2019 and 2020; and

•	a $2,196 decrease in general and administrative expenses primarily due to a decrease in comparative cash bonus expense resulting from a significant reduction in cash bonus expectations for 2020.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
Net income attributable to common shareholders	$15,010	$44,378	$(29,368)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	—	(16,903)	16,903
Gain on litigation settlement	(6,100)	—	(6,100)
Depreciation and amortization	83,928	86,149	(2,221)
Provision for impairment of investment properties	346	—	346
General and administrative expenses	17,656	19,852	(2,196)
Interest expense	36,406	34,793	1,613
Straight-line rental income, net	943	(2,116)	3,059
Amortization of acquired above and below market lease intangibles, net	(2,772)	(3,045)	273
Amortization of lease inducements	872	615	257
Lease termination fees, net	(376)	(1,420)	1,044
Non-cash ground rent expense, net	545	690	(145)
Other expense, net	546	1,131	(585)
NOI	147,004	164,124	(17,120)
NOI from Other Investment Properties	(2,559)	(2,764)	205
Same Store NOI	$144,445	$161,360	$(16,915)

	Six Months Ended June 30,
	2020	2019	Change
Same Store NOI:
Base rent	$172,932	$173,673	$(741)
Percentage and specialty rent	1,483	1,971	(488)
Tenant recoveries	47,750	52,128	(4,378)
Other lease-related income	2,515	2,764	(249)
Bad debt, net	(13,878)	(488)	(13,390)
Property operating expenses	(30,349)	(32,232)	1,883
Real estate taxes	(36,008)	(36,456)	448
Same Store NOI	$144,445	$161,360	$(16,915)

Same Store NOI decreased $16,915, or 10.5%, primarily due to the following:

•
a $13,390 increase in bad debt, net primarily due to higher accounts receivable balances as we have received approximately 68.4% (as of July 27, 2020) of same store base rent that was billed during the three months ended June 30, 2020 and have agreed in principle to lease concessions which would at least partially abate tenant rent, however have not executed such agreements as of June 30, 2020; as a result, these anticipated abatements are classified as bad debt until executed; and

•
a $2,047 increase in property operating expenses and real estate taxes, net of tenant recoveries, primarily due to (i) lower tenant recoveries resulting from moving tenants to the cash basis of accounting, (ii) an increase in certain non-recoverable property operating expenses, and (iii) an increase in real estate tax expense resulting from higher real estate tax assessments.

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
The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to common shareholders	$(7,347)	$21,170	$15,010	$44,378
Depreciation and amortization of real estate	43,422	42,531	83,260	85,444
Provision for impairment of investment properties	—	—	346	—
Gain on sales of investment properties	—	(8,454)	—	(16,903)
FFO attributable to common shareholders	$36,075	$55,247	$98,616	$112,919
FFO attributable to common shareholders per common share outstanding – diluted	$0.17	$0.26	$0.46	$0.53

FFO attributable to common shareholders	$36,075	$55,247	$98,616	$112,919
Gain on litigation settlement	—	—	(6,100)	—
Other (a)	—	569	1,011	1,280
Operating FFO attributable to common shareholders	$36,075	$55,816	$93,527	$114,199
Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.17	$0.26	$0.44	$0.54

(a)
Primarily consists of the impact on earnings from litigation involving the Company, including costs to engage outside counsel related to litigation with former tenants, which are included within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

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
Over the last several years, we have made substantial progress in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We believe this progress places us in a position to be able to better withstand the current unprecedented macroeconomic environment. However, there can be no assurances in this regard or that additional financing or capital will be available to us going forward, on favorable terms or at all. Additionally, as of July 27, 2020, we have collected 68.4% and 71.4% of base rent charges from our tenants related to the three months ended June 30, 2020 and one month ended July 31, 2020, respectively, and have applied security deposits, signed lease concession agreements and are actively negotiating lease amendments for an additional 17.5% and 13.1% of the three months ended June 30, 2020 and one month ended July 31, 2020, respectively. Uncollected billed base rent related to tenants who have declared bankruptcy represents an additional 2.0% and 1.4% of the three months ended June 30, 2020 and one month ended July 31, 2020, respectively. If such a trend in cash collection activity continues, or possibly deteriorates, and if we reach additional agreements with tenants to defer or abate rent, our operating cash flows and liquidity will be negatively impacted. Furthermore, as of July 27, 2020, we have signed, or agreed in principle, with tenants whereby we expect to address through lease concessions approximately $7,100 of base rent charges pertaining to the second half of 2020. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all. Over the last several years as we worked to fortify our balance sheet, we funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of June 30, 2020, we have no scheduled debt maturities and $1,252 of principal amortization due through the end of 2020, which we plan on satisfying through a combination of cash flows from operations, working capital and our unsecured revolving line of credit.

The table below summarizes our consolidated indebtedness as of June 30, 2020:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$93,662	4.37%	Various	4.6 years

Unsecured notes payable:
Senior notes – 4.12% due 2021	100,000	4.12%	June 30, 2021	1.0 year
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	4.0 years
Senior notes – 4.00% due 2025 (b)	250,000	4.00%	March 15, 2025	4.7 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	6.3 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	8.5 years
Senior notes – 4.82% due 2029	100,000	4.82%	June 28, 2029	9.0 years
Total unsecured notes payable (a)	800,000	4.27%		5.3 years

Unsecured credit facility:
Term loan due 2021 – fixed rate (c)	250,000	3.35%	January 5, 2021	0.5 years
Revolving line of credit – variable rate (b)	135,000	1.33%	April 22, 2022 (d)	1.8 years
Total unsecured credit facility (a)	385,000	2.64%		1.0 year

Unsecured term loans:
Term Loan Due 2023 – fixed rate (e)	200,000	4.20%	November 22, 2023	3.4 years
Term Loan Due 2024 – fixed rate (f)	120,000	2.93%	July 17, 2024	4.0 years
Term Loan Due 2026 – fixed rate (g)	150,000	3.42%	July 17, 2026	6.0 years
Total unsecured term loans (a)	470,000	3.63%		4.4 years

Total consolidated indebtedness	$1,748,662	3.74%		4.1 years

(a)
Fixed rate mortgages payable excludes mortgage discount of $(471) and capitalized loan fees of $(224), net of accumulated amortization, as of June 30, 2020. Unsecured notes payable excludes discount of $(556) and capitalized loan fees of $(2,876), net of accumulated amortization, as of June 30, 2020. Unsecured term loans exclude capitalized loan fees of $(3,008), net of accumulated amortization, as of June 30, 2020. Capitalized loan fees related to the revolving line of credit are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.

(b)
Subsequent to June 30, 2020, we completed an offering of $100,000 aggregate principal amount of our Notes Due 2025, issued at 99.010% of par value plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, our previously issued Notes Due 2025, of which $250,000 was outstanding as of June 30, 2020, and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion. The proceeds were used to repay borrowings on our unsecured revolving line of credit and for general corporate purposes.

(c)
Reflects $250,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.35% as of June 30, 2020.

(d)
We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.

(e)
Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.35% as of June 30, 2020.

(f)
Reflects $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.25% as of June 30, 2020.

(g)
Reflects $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.65% as of June 30, 2020.

Mortgages Payable
During the six months ended June 30, 2020, we made scheduled principal payments of $1,242 related to amortizing loans.

Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
We have a $1,100,000 unsecured credit facility consisting of an $850,000 unsecured revolving line of credit and a $250,000 unsecured term loan (Unsecured Credit Facility) that is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of June 30, 2020, making such an election would have resulted in a higher interest rate for the unsecured revolving line of credit and would not have changed the interest rate for the $250,000 unsecured term loan due 2021. We expect the leverage-based pricing grid to be favorable for both the unsecured revolving line of credit and the $250,000 unsecured term loan due 2021 when the credit spread set forth in the leverage grid resets next quarter.
The following table summarizes the key terms of the Unsecured Credit Facility:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$250,000 unsecured term loan due 2021	1/5/2021	N/A	N/A	1.20%–1.70%	N/A	0.90%–1.75%	N/A
$850,000 unsecured revolving line of credit	4/22/2022	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.825%–1.55%	0.125%–0.30%
The Unsecured Credit Facility has a $500,000 accordion option that allows us, at our election, to increase the total Unsecured Credit Facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) our ability to obtain additional lender commitments.
As of June 30, 2020, we had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Unsecured Term Loans
As of June 30, 2020, we have the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024), and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026), each of which bears interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. Although making such an election during the three months ended June 30, 2020 would have resulted in a lower interest rate as of June 30, 2020 for the Term Loan Due 2023, we did not elect to convert to an investment grade pricing grid as we expect the leverage-based pricing grid to once again be favorable when the credit spread set forth in the leverage grid resets next quarter. As of June 30, 2020, making the election to convert to the investment grade pricing grid would not have changed the interest rate for the Term Loan Due 2024 and would have resulted in a higher interest rate for the Term Loan Due 2026. We expect the leverage-based pricing grid to be favorable for both the Term Loan Due 2024 and Term Loan Due 2026 when the credit spread set forth in the leverage grid resets next quarter.
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

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of June 30, 2020 for the remainder of 2020, each of the next four years and thereafter, and the weighted average interest rates by year, as well as the fair value of our indebtedness as of June 30, 2020. The table does not reflect the impact of any debt activity that occurred after June 30, 2020, such as the $100,000 public offering of Notes Due 2025, which were issued on July 21, 2020.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,252	$2,626	$26,678	$31,758	$1,737	$29,611	$93,662	$94,982
Fixed rate term loans (b)	—	250,000	—	200,000	120,000	150,000	720,000	704,148
Unsecured notes payable (c)	—	100,000	—	—	150,000	550,000	800,000	786,719
Total fixed rate debt	1,252	352,626	26,678	231,758	271,737	729,611	1,613,662	1,585,849

Variable rate debt:
Variable rate revolving line of credit	—	—	135,000	—	—	—	135,000	133,299
Total debt (d)	$1,252	$352,626	$161,678	$231,758	$271,737	$729,611	$1,748,662	$1,719,148

Weighted average interest rate on debt:
Fixed rate debt	4.41%	3.58%	4.81%	4.19%	3.85%	4.05%	3.95%
Variable rate debt (e)	—	—	1.33%	—	—	—	1.33%
Total	4.41%	3.58%	1.90%	4.19%	3.85%	4.05%	3.74%

(a)	Excludes mortgage discount of $(471) and capitalized loan fees of $(224), net of accumulated amortization, as of June 30, 2020.

(b)
Excludes capitalized loan fees of $(3,008), net of accumulated amortization, as of June 30, 2020. The following variable rate term loans have been swapped to fixed rate debt: (i) $250,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid through January 5, 2021; (ii) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (iii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iv) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of June 30, 2020, the applicable credit spread for (i) and (ii) was 1.35%, for (iii) was 1.25% and for (iv) was 1.65%.

(c)	Excludes discount of $(556) and capitalized loan fees of $(2,876), net of accumulated amortization, as of June 30, 2020.

(d)	The weighted average years to maturity of consolidated indebtedness was 4.1 years as of June 30, 2020.

(e)	Represents interest rate as of June 30, 2020.
Our unsecured debt agreements, consisting of the (i) unsecured credit agreement, as amended governing the Unsecured Credit Facility, (ii) term loan agreement, as amended governing the Term Loan Due 2023, (iii) term loan agreement, as amended governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.12% senior unsecured notes due 2021 and the 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024), (v) indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), and (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029), contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) a minimum debt service coverage ratio; and (vi) a minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in the covenant calculations are based on the most recent four fiscal quarters of activity. As such, the impact of short-term relative adverse operating results, if any, on our financial covenants is partially mitigated by previous and/or subsequent operating results. As of June 30, 2020, management believes we were in compliance with the financial covenants and default provisions under the unsecured debt agreements.
During the three months ended June 30, 2020, we executed amendments to our unsecured debt agreements for our Unsecured Credit Facility, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026 that changed the covenant calculation for the unencumbered interest coverage ratio to include operating results from the most recent four fiscal quarters. Prior to these amendments, the calculation only included operating results from the most recent fiscal quarter. As a result, the updated calculation applies to all unsecured debt instruments to which this covenant relates, including our unsecured revolving line of credit, all unsecured term loans and all unsecured private placement notes payable.

We plan on addressing our debt maturities through a combination of (i) cash flows from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
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
In order to preserve and enhance liquidity and capital positioning, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock. Our board of directors will continue to evaluate dividend declaration decisions quarterly and consider REIT taxable income distribution requirements in these deliberations. The timing and amount of dividend resumption depends largely on our operating cash flow performance as well as other factors.
We have an existing common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $500,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the six months ended June 30, 2020. As of June 30, 2020, $189,105 remained available for repurchases of shares of our common stock under our common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, can be met with (i) cash flows from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
As of June 30, 2020, we have active expansion and redevelopment projects at Circle East, One Loudoun Downtown, The Shoppes at Quarterfield and a vacant pad development at Southlake Town Square. To date, we have invested a total of approximately $61,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partner at One Loudoun Downtown. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $117,000 to $131,000 of additional investment from us to complete these projects. During the three months ended March 31, 2020, we halted plans for vertical construction at our Carillon redevelopment in response to current macroeconomic conditions due to the impact of the COVID-19 pandemic and materially reduced the planned scope and spend for the project, driving a reduction in our expected 2020 redevelopment spend of approximately $75,000 to $100,000. As of June 30, 2020, we are actively completing site work preparation at Carillon in anticipation of potential future development at the site. We expect to complete the site work preparation during 2020 for an expected additional capital investment of approximately $1,400.

We capitalized $641 and $1,267 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three and six months ended June 30, 2020, respectively, and $650 and $1,325 during the three and six months ended June 30, 2019, respectively. We also capitalized internal leasing incentives of $42 and $102 during the three and six months ended June 30, 2020, respectively, and $82 and $136 during the three and six months ended June 30, 2019, respectively, all of which were incremental to signed leases.
In addition, we capitalized $1,347 and $2,663 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2020, including, among other costs, $329 and $701 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $736 and $1,521 of interest, respectively. We capitalized $659 and $1,233 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2019, including, among other costs, $335 and $700 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $226 and $370 of interest, respectively.
Dispositions
The following table highlights our property dispositions during 2019 and the six months ended June 30, 2020:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2020 Disposition (through June 30, 2020)	1	105,900	$13,900	$11,343	$—
2019 Dispositions	2	236,100	$44,750	$39,594	$—

(a)	Represents total consideration net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable.
In addition to the transactions presented in the preceding table, during the six months ended June 30, 2020, we received proceeds of $26 from a condemnation award. During the year ended December 31, 2019, we received net proceeds of $5,062 in connection with the second and third phases of the sale of a land parcel, which included rights to develop 22 residential units, at One Loudoun Downtown.
Acquisitions
The following table highlights our asset acquisitions during 2019 and the six months ended June 30, 2020:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2020 Acquisition (through June 30, 2020) (a)	1	154,700	$55,000	$—
2019 Acquisitions (b)	3	73,600	$29,976	$—

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

Summary of Cash Flows

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$64,425	$99,186	$(34,761)
Net cash used in investing activities	(106,878)	(32,408)	(74,470)
Net cash provided by (used in) financing activities	45,656	(53,052)	98,708
Increase in cash, cash equivalents and restricted cash	3,203	13,726	(10,523)
Cash, cash equivalents and restricted cash, at beginning of period	14,447	19,601
Cash, cash equivalents and restricted cash, at end of period	$17,650	$33,327

Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gain on sales of investment properties. Net cash provided by operating activities during the six months ended June 30, 2020 decreased $34,761 primarily due to the following:

•
a $32,979 decrease in comparative changes in accounts receivable due to a decrease in the rate and aggregate amount of cash collections of charges billed to tenants as a result of the COVID-19 pandemic during the three months ended June 30, 2020 as compared to historical levels;

•
a $3,674 decrease in NOI, net of bad debt, consisting of a decrease in Same Store NOI and NOI from properties that were sold or held for sale in 2019 and 2020 and other properties not included in our same store portfolio;

•	a $958 increase in cash paid for interest;

•	a $337 increase in cash bonuses paid related to the results of 2019; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $764 decrease in cash paid for leasing fees and inducements.
During the six months ended June 30, 2020, we distributed $70,851 to common shareholders, which is $6,426 in excess of net cash provided by operating activities during the period. This is primarily driven by a significant decrease in cash collections from tenants as a result of the COVID-19 pandemic. We used existing cash and cash equivalents and our unsecured revolving line of credit in addition to net cash flows provided by operating activities to fund such distributions. In addition, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock; as such, a quarterly distribution was not declared during the three months ended June 30, 2020 and a distribution payment is not expected to be made during the three months ended September 30, 2020.
As a result of COVID-19, a number of our tenants were required to temporarily close their stores or modify their operations and, as a result, requested lease concessions. As of June 30, 2020, approximately 10% of our tenants (based on GLA) were closed. While working to preserve our cash flow, we are also working with our tenants regarding requests for lease concessions. During the three months ended June 30, 2020, we agreed in principle, and, in certain circumstances, executed agreements, with tenants regarding lease concessions. The majority of these concessions are for the deferral of amounts billed, without an extension of the lease term. However, certain of these lease concessions include abatement, a combination of deferral and abatement, or provide a concession that includes the extension of the existing lease term. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. As of June 30, 2020, we agreed in principle and, in certain circumstances, executed lease concessions to defer, without an extension of the lease term, $6,530 of previously uncollected base rent charges related to the second quarter of 2020, and to address an additional $4,659 of previously uncollected base rent charges related to the second quarter of 2020 through abatement, a combination of deferral and abatement or a concession that includes the extension of the lease term. As of June 30, 2020, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to begin being received starting in approximately six months from June 30, 2020 and will be received over a period of approximately 11 months once started.
Subsequent to June 30, 2020, we agreed in principle and, in certain circumstances, executed agreements, with additional tenants whereby we expect to address an additional $2,493 of previously uncollected base rent charges related to the second quarter of 2020. Furthermore, we agreed in principle and, in certain circumstances, executed agreements, with tenants whereby we expect to address through lease concessions approximately $7,100 of base rent charges pertaining to the second half of 2020. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all.
We have not yet reached agreements, and in some cases do not anticipate reaching agreements, to defer or abate rent with certain tenants regarding concession requests, as discussions are ongoing, and certain tenants have not paid or only partially paid their rent and other charges. As of July 27, 2020, we have collected 68.4% and 71.4% of base rent charges related to the three months ended June 30, 2020 and one month ended July 31, 2020, respectively. If such a trend in cash collection activity continues, or possibly deteriorates, and if we reach additional agreements with tenants to defer or abate rent, our operating cash flows will be negatively impacted. We will continue to work with tenants regarding lease concession requests, which may or may not include some element of rent deferral and, in some cases, partial rent abatement. While seeking to work toward a mutually agreeable outcome with tenants directly impacted by COVID-19, we believe that certain tenants, which remain open and have the ability to pay, have elected to withhold base rent unnecessarily. We are not forgoing our contractual rights under our lease agreements and our tenants do not have a clear contractual right to cease paying rent due to government closures, and, as a result, non-payment of rent generally constitutes a default. However, COVID-19 and the related governmental orders present fairly novel situations and it is possible government action could impact our rights.
Management believes that cash flows from operations, working capital and our unsecured revolving line of credit will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, net of proceeds from the sales of investment properties. Net cash flows from investing activities during the six months ended June 30, 2020 decreased $74,470 due to the following:

•	a $30,517 decrease in proceeds from the sales of investment properties;

•	a $28,394 increase in cash paid to purchase investment properties; and

•	a $24,715 increase in investment in developments in progress;
partially offset by

•	a $9,156 decrease in capital expenditures and tenant improvements.
For 2020, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through (i) cash flows generated from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our unsecured revolving line of credit, partially offset by (i) repayments of our unsecured revolving line of credit, (ii) distribution payments, (iii) principal payments on mortgages payable and (iv) payment of loan fees and deposits. Net cash flows from financing activities during the six months ended June 30, 2020 increased $98,708 primarily due to the following:

•
a $197,000 change in the activity on our unsecured revolving line of credit from net repayments of $80,000 during the six months ended June 30, 2019 compared to net proceeds of $117,000 during the six months ended June 30, 2020;

•	a $603 decrease in the payment of loan fees and deposits; and

•	a $288 decrease in principal payments on mortgages payable;
partially offset by

•
a $100,000 decrease in proceeds from the issuance of unsecured notes payable to institutional investors in a private placement transaction during the six months ended June 30, 2019. No such proceeds were received in 2020.

We plan to continue to address our debt maturities through a combination of (i) cash flows from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations
During the six months ended June 30, 2020, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
Our 2019 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and lease income. We consider accounting policies and estimates “critical” to the portrayal of our financial condition and results of operations as they require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.
We evaluate our assumptions and estimates on an ongoing basis using available information. We base our estimates on current economic conditions, historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and results of operations that are not readily apparent from other sources. Estimates may differ materially upon taking into consideration different conditions or assumptions and actual results may differ materially from these estimates.
Uncertainty in the current economic environment due to the COVID-19 pandemic has, and may continue to, significantly impact the judgments regarding estimates and assumptions utilized by management. In addition to the disclosure of our critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2019 in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are adding the following due to significant changes in judgments related to COVID-19.
Lease Income and Accounts Receivable
We commence recognition of lease income on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. At lease commencement, we expect that collectibility is probable for all of our leases due to the creditworthiness analysis performed by us before entering into a new lease. Lease income, for leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such lease income earned and the cash rent due under the provisions of a lease is recorded as deferred rent receivable and is included as a component of “Accounts and notes receivable, net” in the accompanying condensed consolidated balance sheets.
Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. We will remove the cash basis designation and resume recording lease income from such tenants during the period earned at such time we believe that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history.
As a result of ongoing discussions with tenants regarding lease concession requests, we reserve for lease concessions that have been agreed in principle with the tenant for which a reduction in lease income is anticipated under the accounting for lease concessions once executed. In addition, a general portfolio reserve is established based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. An allowance for the uncollectible portion of uncollected receivables is recorded as an adjustment to lease income.
We review current economic considerations each reporting period, including the effects of tenant bankruptcies. Additionally, with the uncertainties regarding COVID-19 as well as ongoing discussions with tenants regarding lease concession requests, our assessment also took into consideration items such as tenant type, local restrictions regarding tenant operations, the current status of lease concession requests, as well as recent rent collection experience. Evaluating and estimating uncollectible lease payments and related receivables requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.
See further discussion within Part 1, Item 1, Note 2, “Summary of Significant Accounting Policies” regarding the accounting treatment for lease concessions as well as Part II, Item 1A. “Risk Factors.”

Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to June 30, 2020, we completed an offering of $100,000 aggregate principal amount of our 4.00% senior unsecured notes due 2025 (Notes Due 2025), issued at 99.010% of par value plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, our previously issued Notes Due 2025, of which $250,000 was outstanding as of June 30, 2020, and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion. The proceeds were used to repay borrowings on our unsecured revolving line of credit and for general corporate purposes.

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
As of June 30, 2020, we had $720,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of June 30, 2020 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Liability
Unsecured credit facility term loan due 2021	$250,000	January 5, 2021	$2,373
Term Loan Due 2023	200,000	November 22, 2023	17,573
Term Loan Due 2024	120,000	July 17, 2024	6,940
Term Loan Due 2026	150,000	July 17, 2026	12,290
	$720,000		$39,176
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of June 30, 2020 for the remainder of 2020, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 7 – Debt in the accompanying condensed consolidated financial statements and Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities” contained herein.
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $23,241.
The combined carrying amount of our debt is approximately $22,379 higher than the fair value as of June 30, 2020.
We had $135,000 of variable rate debt, excluding $720,000 of variable rate debt that has been swapped to fixed rate debt, with an interest rate of 1.33% based upon LIBOR as of June 30, 2020. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of June 30, 2020, interest expense would increase by approximately $1,350 on an annualized basis.
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
When LIBOR is discontinued, the interest rate for certain of our debt instruments, including our unsecured credit facility revolving line of credit, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026, and interest rate swap agreements that are indexed to LIBOR will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021.

ITEM 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.
Based on management’s evaluation as of June 30, 2020, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I. “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended June 30, 2020 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The current novel coronavirus (COVID-19) pandemic and measures intended to prevent its spread has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies, and could materially and adversely impact our cash flow, financial condition and results of operations.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets. The global impact of the COVID-19 pandemic has been rapidly evolving and many U.S. states and cities, including where we own properties and/or have development sites, have imposed measures intended to control its spread, such as instituting “shelter-in-place” rules and restrictions on the types of businesses that may continue to operate and/or the types of construction projects that may continue. As a result of these measures, a number of our tenants have announced temporary closures of their stores or modifications of their operations and requested lease concessions. In addition, in response to macroeconomic conditions, we halted plans for vertical construction at our Carillon redevelopment and temporarily suspended future quarterly dividend payments.
The extent to which COVID-19 impacts our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, actions taken to contain the pandemic or mitigate its impact, all of which could vary by geographic region in which our properties are located. For example, it is possible that public health officials and governmental authorities in the markets in which we operate may impose additional restrictions in an effort to slow the spread of COVID-19 or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of the adverse impacts on the economy. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 may materially adversely affect our cash flow, financial condition and results of operations, and it may also have the effect of heightening many of the risks described herein and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, including:

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

•	a reduction in cash flows, which could impact our ability to resume the payment of, or pay in the future, dividends to our stockholders;

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

There have been no other material changes to our risk factors during the three months ended June 30, 2020 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
From time to time, employees surrender shares of Class A common stock to the Company to satisfy their tax withholding obligations in connection with the vesting of common stock and restricted shares. There were no shares of Class A common stock surrendered or repurchased during the three months ended June 30, 2020.
As of June 30, 2020, $189,105 remained available for repurchases under our $500,000 common stock repurchase program, which has no scheduled expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1
Second Supplemental Indenture, dated July 21, 2020, by and between Retail Properties of America, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).

4.2	Form of 4.00% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).
10.1
First Amendment to Fifth Amended and Restated Agreement, dated as of May 4, 2020, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

10.2
Third Amendment to Term Loan Agreement, dated as of May 4, 2020, by and among the Registrant as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

10.3
First Amendment to Term Loan Agreement, dated as of May 4, 2020, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (incorporated herein by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

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
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	August 5, 2020

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	August 5, 2020