Form 10-Q
period 2020-09-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2020-11-03
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s class of common stock as of October 30, 2020:
Class A common stock:    214,252,627 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	September 30, 2020	December 31, 2019
Assets
Investment properties:
Land	$1,075,037	$1,021,829
Building and other improvements	3,576,289	3,544,582
Developments in progress	168,365	113,353
	4,819,691	4,679,764
Less: accumulated depreciation	(1,482,583)	(1,383,274)
Net investment properties (includes $59,678 and $12,445 from consolidated variable interest entities, respectively)	3,337,108	3,296,490
Cash and cash equivalents	27,371	9,989
Accounts and notes receivable, net	86,589	73,832
Acquired lease intangible assets, net	70,837	79,832
Right-of-use lease assets	43,234	50,241
Other assets, net (includes $336 and $164 from consolidated variable interest entities, respectively)	69,678	75,978
Total assets	$3,634,817	$3,586,362

Liabilities and Equity
Liabilities:
Mortgages payable, net	$92,075	$94,155
Unsecured notes payable, net	1,185,479	796,247
Unsecured term loans, net	467,391	716,523
Unsecured revolving line of credit	—	18,000
Accounts payable and accrued expenses	69,036	78,902
Distributions payable	10,713	35,387
Acquired lease intangible liabilities, net	63,591	63,578
Lease liabilities	84,898	91,129
Other liabilities (includes $7,361 and $1,707 from consolidated variable interest entities, respectively)	74,357	56,368
Total liabilities	2,047,540	1,950,289

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 214,253 and 213,600 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	214	214
Additional paid-in capital	4,517,996	4,510,484
Accumulated distributions in excess of earnings	(2,899,388)	(2,865,933)
Accumulated other comprehensive loss	(36,052)	(12,288)
Total shareholders’ equity	1,582,770	1,632,477
Noncontrolling interests	4,507	3,596
Total equity	1,587,277	1,636,073
Total liabilities and equity	$3,634,817	$3,586,362

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Lease income	$107,358	$119,717	$322,856	$360,869

Expenses:
Operating expenses	15,620	16,088	46,877	50,903
Real estate taxes	19,720	18,583	56,169	55,520
Depreciation and amortization	41,741	67,460	125,669	153,609
Provision for impairment of investment properties	2,279	11,177	2,625	11,177
General and administrative expenses	8,514	10,334	26,170	30,186
Total expenses	87,874	123,642	257,510	301,395

Other (expense) income:
Interest expense	(21,941)	(25,084)	(58,347)	(59,877)
Gain on sales of investment properties	—	1,969	—	18,872
Gain on litigation settlement	—	—	6,100	—
Other income (expense), net	169	(1,113)	(377)	(2,244)
Net (loss) income	(2,288)	(28,153)	12,722	16,225
Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common shareholders	$(2,288)	$(28,153)	$12,722	$16,225

(Loss) earnings per common share – basic and diluted:
Net (loss) income per common share attributable to common shareholders	$(0.01)	$(0.13)	$0.06	$0.07

Net (loss) income	$(2,288)	$(28,153)	$12,722	$16,225
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments (Note 8)	3,124	(7,152)	(23,764)	(16,973)
Comprehensive income (loss) attributable to the Company	$836	$(35,305)	$(11,042)	$(748)

Weighted average number of common shares outstanding – basic	213,385	212,995	213,312	212,932

Weighted average number of common shares outstanding – diluted	213,385	212,995	213,312	213,056

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Three Months Ended	Shares	Amount
Balance as of July 1, 2019	213,662	$214	$4,507,488	$(2,783,183)	$(11,343)	$1,713,176	$1,445	$1,714,621
Net loss	—	—	—	(28,153)	—	(28,153)	—	(28,153)
Other comprehensive loss	—	—	—	—	(7,152)	(7,152)	—	(7,152)
Contributions from noncontrolling interests	—	—	—	—	—	—	975	975
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,382)	—	(35,382)	—	(35,382)
Stock-based compensation expense, net of forfeitures	(7)	—	1,849	—	—	1,849	—	1,849
Balance as of September 30, 2019	213,655	$214	$4,509,337	$(2,846,718)	$(18,495)	$1,644,338	$2,420	$1,646,758
Three Months Ended
Balance as of July 1, 2020	214,253	$214	$4,515,716	$(2,886,387)	$(39,176)	$1,590,367	$3,718	$1,594,085
Net loss	—	—	—	(2,288)	—	(2,288)	—	(2,288)
Other comprehensive income	—	—	—	—	3,124	3,124	—	3,124
Contributions from noncontrolling interests	—	—	—	—	—	—	789	789
Distributions declared to common shareholders ($0.05 per share)	—	—	—	(10,713)	—	(10,713)	—	(10,713)
Stock-based compensation expense	—	—	2,280	—	—	2,280	—	2,280
Balance as of September 30, 2020	214,253	$214	$4,517,996	$(2,899,388)	$(36,052)	$1,582,770	$4,507	$1,587,277

Nine Months Ended
Balance as of January 1, 2019	213,176	$213	$4,504,702	$(2,756,802)	$(1,522)	$1,746,591	$418	$1,747,009
Net income	—	—	—	16,225	—	16,225	—	16,225
Other comprehensive loss	—	—	—	—	(16,973)	(16,973)	—	(16,973)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,002	2,002
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	(106,141)	—	(106,141)	—	(106,141)
Issuance of common stock	111	—	—	—	—	—	—	—
Issuance of restricted shares	469	1	—	—	—	1	—	1
Stock-based compensation expense, net of forfeitures	(16)	—	5,672	—	—	5,672	—	5,672
Shares withheld for employee taxes	(85)	—	(1,037)	—	—	(1,037)	—	(1,037)
Balance as of September 30, 2019	213,655	$214	$4,509,337	$(2,846,718)	$(18,495)	$1,644,338	$2,420	$1,646,758
Nine Months Ended
Balance as of January 1, 2020	213,600	$214	$4,510,484	$(2,865,933)	$(12,288)	$1,632,477	$3,596	$1,636,073
Net income	—	—	—	12,722	—	12,722	—	12,722
Other comprehensive loss	—	—	—	—	(23,764)	(23,764)	—	(23,764)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,128	3,128
Termination of consolidated joint ventures	—	—	2,217	—	—	2,217	(2,217)	—
Distributions declared to common shareholders ($0.215625 per share)	—	—	—	(46,177)	—	(46,177)	—	(46,177)
Issuance of common stock	148	—	—	—	—	—	—	—
Issuance of restricted shares	624	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,734	—	—	6,734	—	6,734
Shares withheld for employee taxes	(119)	—	(1,439)	—	—	(1,439)	—	(1,439)
Balance as of September 30, 2020	214,253	$214	$4,517,996	$(2,899,388)	$(36,052)	$1,582,770	$4,507	$1,587,277
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$12,722	$16,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,669	153,609
Provision for impairment of investment properties	2,625	11,177
Gain on sales of investment properties	—	(18,872)
Amortization of loan fees and debt premium and discount, net	3,249	1,913
Amortization of stock-based compensation	6,734	5,672
Debt prepayment fees	2,786	8,151
Payment of leasing fees and inducements	(5,787)	(6,880)
Changes in accounts receivable, net	(17,195)	3,071
Changes in right-of-use lease assets	1,391	1,438
Changes in accounts payable and accrued expenses, net	(12,392)	(4,222)
Changes in lease liabilities	(671)	(496)
Changes in other operating assets and liabilities, net	621	6,156
Other, net	(1,111)	(6,254)
Net cash provided by operating activities	118,641	170,688

Cash flows from investing activities:
Purchase of investment properties	(54,970)	(29,891)
Capital expenditures and tenant improvements	(44,955)	(59,971)
Proceeds from sales of investment properties	11,369	44,656
Investment in developments in progress	(58,939)	(17,817)
Net cash used in investing activities	(147,495)	(63,023)

Cash flows from financing activities:
Principal payments on mortgages payable	(2,160)	(109,917)
Proceeds from unsecured notes payable	493,746	100,000
Repayments of unsecured notes payable	(100,000)	—
Proceeds from unsecured term loans	—	270,000
Repayments of unsecured term loans	(250,000)	—
Proceeds from unsecured revolving line of credit	937,704	208,000
Repayments of unsecured revolving line of credit	(955,704)	(457,000)
Payment of loan fees and deposits	(5,403)	(2,519)
Debt prepayment fees	(2,786)	(8,151)
Distributions paid	(70,851)	(106,141)
Other, net	1,689	965
Net cash provided by (used in) financing activities	46,235	(104,763)

Net increase in cash, cash equivalents and restricted cash	17,381	2,902
Cash, cash equivalents and restricted cash, at beginning of period	14,447	19,601
Cash, cash equivalents and restricted cash, at end of period	$31,828	$22,503
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$52,919	$56,950
Cash paid for amounts included in the measurement of operating lease liabilities	$4,406	$4,523
Distributions payable	$10,713	$35,387
Accrued capital expenditures and tenant improvements	$8,182	$6,048
Accrued leasing fees and inducements	$1,594	$1,184
Accrued redevelopment costs	$2,678	$565
Amounts reclassified to developments in progress	$305	$34,746
Developments in progress placed in service	$4,725	$1,377
Change in noncontrolling interest due to termination of joint ventures	$2,217	$—
Lease liabilities arising from obtaining right-of-use lease assets	$383	$103,519
Straight-line ground rent liabilities reclassified to right-of-use lease asset	$—	$31,030
Straight-line office rent liability reclassified to right-of-use lease asset	$—	$507
Acquired ground lease intangible liability reclassified to right-of-use lease asset	$—	$11,898

Purchase of investment properties (after credits at closing):
Net investment properties	$(58,760)	$(28,486)
Right-of-use lease assets	5,999	—
Accounts receivable, acquired lease intangibles and other assets	(1,801)	(1,792)
Lease liabilities	(5,942)	—
Accounts payable, acquired lease intangibles and other liabilities	5,534	387
Purchase of investment properties (after credits at closing)	$(54,970)	$(29,891)

Proceeds from sales of investment properties:
Net investment properties	$11,307	$30,119
Right-of-use lease assets	—	8,242
Accounts receivable, acquired lease intangibles and other assets	167	1,591
Lease liabilities	—	(11,326)
Accounts payable, acquired lease intangibles and other liabilities	(105)	(2,842)
Gain on sales of investment properties	—	18,872
Proceeds from sales of investment properties	$11,369	$44,656

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, at beginning of period	$9,989	$14,722
Restricted cash, at beginning of period (included within “Other assets, net”)	4,458	4,879
Total cash, cash equivalents and restricted cash, at beginning of period	$14,447	$19,601

Cash and cash equivalents, at end of period	$27,371	$17,076
Restricted cash, at end of period (included within “Other assets, net”)	4,457	5,427
Total cash, cash equivalents and restricted cash, at end of period	$31,828	$22,503

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
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of September 30, 2020, the Company owned 102 retail operating properties in the United States.
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
In accordance with Accounting Standards Codification Topic 205, Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation. Specifically, for the nine months ended September 30, 2019, the reserve for uncollectible lease income of $1,860 has been presented as a component of “Changes in accounts receivable, net” rather than the previous presentation where it was included as a component of “Other, net” in the accompanying condensed consolidated statements of cash flows within “Cash flows from operating activities.” There has been no change to “Net cash provided by operating activities” for the nine months ended September 30, 2019 as a result of this reclassification.
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy, including the retail sector within the U.S., and has contributed to significant volatility and negative pressure in the financial markets. Many U.S. states and cities, including where the Company owns properties and/or has development sites, imposed measures, and continue to impose measures to varying degrees, intended to control the spread of COVID-19, such as instituting “shelter-in-place” rules, limitations on public gatherings and restrictions on certain business operations and/or the types of construction projects that

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
may continue. As a result of the pandemic and the measures implemented to mitigate its impact, a number of the Company’s tenants were required to temporarily close their stores or modify their operations and, as a result, requested lease concessions. As of September 30, 2020, all of the Company’s properties were open for the benefit of the communities and customers that the Company’s tenants serve and approximately 94% of the Company’s tenants, based on gross leasable area, were open. While many U.S. states and cities have eased or lifted such restrictions, some have subsequently reinstated restrictions and others may do so in the future.
The Company continues to closely monitor the impact of the pandemic on all aspects of its business. Due to numerous uncertainties, it is not possible to accurately predict the ultimate impact the pandemic will have on the Company’s financial condition, results of operations and cash flows.
During the second and third quarters of 2020, the Company agreed in principle, and, in certain circumstances, executed agreements, with tenants regarding lease concessions. See a discussion regarding lease concessions executed or agreed in principle as a result of the COVID-19 pandemic and related accounting treatment in Note 2 and Note 6 to the condensed consolidated financial statements.
The Company’s property ownership as of September 30, 2020 is summarized below:

Property Count
Retail operating properties	102
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (a)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105
(a)The operating portion of this property is included within the property count for retail operating properties.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2019 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for a summary of its significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the three months ended September 30, 2020.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This temporary guidance is effective as of March 12, 2020 through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). Specifically, the guidance allows for certain changes in critical terms of a designated hedging instrument or hedged item as a result of reference rate reform to not result in the dedesignation of the hedging relationship. In addition, the optional expedients related to probability and effectiveness assessments allow companies to disregard certain economic mismatches in a hedging relationship arising due to reference rate reform until both the derivative and hedged transactions have completed the transition, where current GAAP requires those mismatches to be modeled into the assessment of effectiveness. The Company adopted this guidance as of the effective date and elected to apply the optional expedients related to probability and effectiveness prospectively. The Company has not modified any hedging relationships and has disregarded the potential economic mismatches in hedging relationships due to reference rate reform during the nine months ended September 30, 2020.
In April 2020, the FASB staff issued a question-and-answer (Q&A) document focusing on the application of the lease guidance in ASC 842, Leases, for lease concessions provided as a result of the COVID-19 pandemic. Prior to the Q&A, changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications under ASC 842. Within the Q&A, the FASB staff provides relief for lease concessions offered as a result of the effects of the COVID-19 pandemic and does not require these concessions to be accounted for in accordance with the lease modification guidance in ASC 842.
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
Application of the relief guidance is optional; however, it is required to be applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply the relief guidance where lease concessions (i) have been granted as relief due to the COVID-19 pandemic and (ii) result in the cash flows remaining to be substantially the same or less than the existing contract.
Based on the policy elections made under the relief guidance as well as modifications that do not qualify for the relief guidance, the Company has accounted for lease concessions as follows:

Lease Concession	Accounting Treatment of Concession

(i) Deferral of payment to a future period, with no change in lease term	Treated as if there are no changes to the existing lease contract; no change to lease income recognized, including straight-line rental income.

(ii) Deferral of payment to a future period, with a modest extension of the lease term (iii) Abatement (iv) Combination of abatement and deferral	Treated as a variable lease adjustment; reduction in lease income for the abated and deferred amounts; however, no change in straight-line rental income. Any deferred amounts will be recognized as lease income when payment is received.

(v) Significant lease extension resulting in an increase in cash flows	Existing lease modification guidance under ASC 842 is followed.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
See a discussion regarding lease concessions agreed to with tenants as a result of the COVID-19 pandemic and related impact in Note 6 to the condensed consolidated financial statements.
(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
Acquisitions
The Company closed on the following acquisition during the nine months ended September 30, 2020:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
February 6, 2020	Fullerton Metrocenter	Los Angeles	Fee interest (a)	154,700	$55,000
				154,700	$55,000	(b)
(a)The Company acquired the fee interest in an existing multi-tenant retail operating property. In connection with this acquisition, the Company also assumed the lessor position in a ground lease with a shadow anchor.
(b)Acquisition price does not include capitalized closing costs and adjustments totaling $240.
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
(a)The Company acquired a parcel adjacent to its Paradise Valley Marketplace multi-tenant retail operating property. The total number of properties in the Company’s portfolio was not affected by this transaction.
(b)The Company acquired a single-user parcel at its Southlake Town Square multi-tenant retail operating property. The total number of properties in the Company’s portfolio was not affected by this transaction.
(c)Acquisition price does not include capitalized closing costs and adjustments totaling $316.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Nine Months Ended September 30,
	2020	2019
Land	$57,137	$14,819
Building and other improvements, net	1,623	13,667
Acquired lease intangible assets (a)	2,014	2,040
Acquired lease intangible liabilities (b)	(5,534)	(234)
Net assets acquired	$55,240	$30,292
(a)The weighted average amortization period for acquired lease intangible assets is 17 years and six years for acquisitions completed during the nine months ended September 30, 2020 and 2019, respectively.
(b)The weighted average amortization period for acquired lease intangible liabilities is 17 years and five years for acquisitions completed during the nine months ended September 30, 2020 and 2019, respectively.
These acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2020 and 2019 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing.
In addition, the Company capitalized $633 and $1,900 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three and nine months ended September 30, 2020, respectively, and $679 and $2,004 during the three and nine months ended September 30, 2019, respectively. The Company also capitalized internal leasing incentives of $66 and $168 during the three and nine months ended September 30, 2020, respectively, and $111 and $247 during the three and nine months ended September 30, 2019, respectively, all of which were incremental to signed leases.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Developments in Progress
The carrying amount of the Company’s developments in progress are as follows:

Property Name	MSA	September 30, 2020	December 31, 2019
Expansion and redevelopment projects
Circle East (a)	Baltimore	$36,774	$33,628
One Loudoun Downtown	Washington, D.C.	70,100	27,868
Carillon	Washington, D.C.	33,086	26,407
The Shoppes at Quarterfield	Baltimore	2,003	—
Pad development projects
Southlake Town Square	Dallas	952	—
		142,915	87,903
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450	25,450
Total developments in progress		$168,365	$113,353
(a)During the year ended December 31, 2018, the Company received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at Circle East, which is shown net in the “Developments in progress” balance as of September 30, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets.
In response to current macroeconomic conditions related to the COVID-19 pandemic, the Company halted plans for vertical construction at its Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project. As of September 30, 2020, the Company had completed the current scope of site work preparation at the property in anticipation of future vertical development at the site.
The Company capitalized $1,338 and $4,001 of indirect project costs related to redevelopment projects during the three and nine months ended September 30, 2020, including, among other costs, $318 and $1,019 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $804 and $2,325 of interest, respectively. The Company capitalized $1,204 and $2,437 of indirect project costs related to redevelopment projects during the three and nine months ended September 30, 2019, including, among other costs, $366 and $1,066 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $570 and $940 of interest, respectively.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2020 and December 31, 2019, the Company recorded the following related to the consolidated joint ventures:

	September 30, 2020				December 31, 2019
	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total
Net investment properties	$59,678	$—	$—	$59,678	$8,830	$2,940	$675	$12,445
Other assets, net	$336	$—	$—	$336	$164	$—	$—	$164
Other liabilities	$7,361	$—	$—	$7,361	$1,546	$32	$129	$1,707
Noncontrolling interests	$4,507	$—	$—	$4,507	$1,869	$1,454	$273	$3,596
During the three months ended September 30, 2020, the Company funded $758 of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan is secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. The Company has not provided financial support to the VIE in excess of any amounts that it is contractually required to provide. There was no income from the joint venture projects during the nine months ended September 30, 2020 and 2019 and, as such, no income was attributed to the noncontrolling interests.
(4) DISPOSITIONS
The Company closed on the following disposition during the nine months ended September 30, 2020:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 13, 2020	King Philip’s Crossing	Multi-tenant retail	105,900	$13,900	$11,343	$—
			105,900	$13,900	$11,343	$—
(a)Aggregate proceeds are net of transaction costs and exclude $26 of condemnation proceeds, which did not result in recognition of a gain.
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
(a)Aggregate proceeds are net of transaction costs.
(b)Prior to the disposition, the Company was subject to a ground lease whereby it leased the underlying land from a third party. The ground lease was assumed by the purchaser in connection with the disposition.
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
None of the dispositions completed during the nine months ended September 30, 2020 and 2019 qualified for discontinued operations treatment and none are considered individually significant.
As of September 30, 2020 and December 31, 2019, no properties qualified for held for sale accounting treatment.

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
The following table summarizes the Company’s unvested restricted shares as of and for the nine months ended September 30, 2020:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2020	535	$12.46
Shares granted (a)	624	$11.66
Shares vested	(291)	$12.76
Balance as of September 30, 2020 (b)	868	$11.78
(a)Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.
(b)As of September 30, 2020, total unrecognized compensation expense related to unvested restricted shares was $3,326, which is expected to be amortized over a weighted average term of 1.2 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the nine months ended September 30, 2020:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2020	839	$13.10
RSUs granted (a)	331	$13.67
Conversion of RSUs to common stock and restricted shares (b)	(196)	$15.52
RSUs eligible for future conversion as of September 30, 2020 (c)	974	$12.81
(a)Assumptions and inputs as of the grant date included a risk-free interest rate of 1.54%, the Company’s historical common stock performance relative to the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index and the Company’s common stock dividend yield of 5.07%. Subject to continued employment, in 2023, following the performance period which concludes on December 31, 2022, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term.
(b)On February 10, 2020, 196 RSUs converted into 105 shares of common stock and 175 restricted shares that will vest on December 31, 2020, subject to continued employment through such date, after applying a conversion rate of 142.5% based upon the Company’s Total Shareholder Return (TSR) relative to the TSRs of its peer companies for the performance period that concluded on December 31, 2019. An additional 43 shares of common stock were also issued, representing the dividends that would have been paid on the earned awards during the performance period.
(c)As of September 30, 2020, total unrecognized compensation expense related to unvested RSUs was $5,928, which is expected to be amortized over a weighted average term of 2.0 years.
During the three months ended September 30, 2020 and 2019, the Company recorded compensation expense of $2,280 and $1,849, respectively, related to the amortization of unvested restricted shares and RSUs. During the nine months ended September 30, 2020 and 2019, the Company recorded compensation expense of $6,734 and $5,672, respectively, related to the amortization of unvested restricted shares and RSUs. The total fair value of restricted shares that vested during the nine months ended September 30, 2020 was $2,962. In addition, the total fair value of RSUs that converted into common stock during the nine months ended September 30, 2020 was $1,321.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of September 30, 2020, options to purchase 16 shares of common stock remained outstanding and exercisable pursuant to such plan. The Company did not grant any options in 2020 or

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2019 and did not record any compensation expense related to stock options during the nine months ended September 30, 2020 and 2019.
(6) LEASES
Leases as Lessor
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease income related to fixed and variable lease payments
Base rent (a) (b)	$83,871	$89,754	$264,974	$267,823
Percentage and specialty rent (c)	488	610	1,812	2,612
Tenant recoveries (b) (c)	26,429	26,323	75,994	79,029
Lease termination fee income (c)	223	331	599	1,751
Other lease-related income (c)	1,232	1,560	3,781	4,446
Straight-line rental income, net (d)	(269)	581	(1,212)	2,697
Other
Uncollectible lease income, net (e)	(5,039)	(569)	(25,415)	(1,046)
Amortization of above and below market lease intangibles and lease inducements	423	1,127	2,323	3,557
Lease income	$107,358	$119,717	$322,856	$360,869
(a)Base rent primarily consists of fixed lease payments; however, it is partially offset by adjustments of $6,051 and $6,102 for the three and nine months ended September 30, 2020, respectively, related to executed lease concessions granted as relief due to COVID-19 and treated as negative variable lease adjustments to base rent in accordance with the Company’s policy elections related to the accounting treatment of such lease concessions.
(b)Base rent and tenant recoveries for the three and nine months ended September 30, 2020 are presented gross of any uncollected amounts related to cash-basis tenants. Such uncollected amounts are reflected within “Uncollectible lease income, net.”
(c)Represents lease income related to variable lease payments.
(d)Represents lease income related to fixed lease payments. Straight-line rental income, net includes changes in allowances for doubtful straight-line receivables of $(3,089) and $(710) for the three months ended September 30, 2020 and 2019, respectively, and $(5,760) and $(1,524) for the nine months ended September 30, 2020 and 2019, respectively.
(e)Uncollectible lease income, net is comprised of (i) uncollected amounts related to tenants being accounted for on the cash basis of accounting of $3,869 and $11,938 for the three and nine months ended September 30, 2020, respectively, (ii) a reserve, which includes the estimated impact for lease concession agreements that have not yet been executed of $4,517 for the three and nine months ended September 30, 2020, and other general reserve amounts, and (iii) the reclassification of amounts related to lease concession agreements that were executed during the current period and treated as negative variable lease adjustments, however were agreed in principle in the prior quarter of $(4,381) for the three months ended September 30, 2020.
During the second and third quarters of 2020, the Company agreed in principle, and, in certain circumstances, executed agreements, with tenants regarding lease concessions. The majority of these concessions are for the deferral of amounts billed, without an extension of the lease term and, as such, meet deferral accounting treatment. However, certain of these lease concessions do not meet deferral accounting treatment as they include abatement, a combination of deferral and abatement, are deferrals with a modest extension of the lease term, or provide a concession with the extension of the existing lease term. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. As of September 30, 2020, the Company agreed in principle and, in certain circumstances, executed lease concessions to defer, without an extension of the lease term, $7,965 and $4,878 of previously uncollected base rent charges related to the second and third quarters of 2020, respectively, and to address an additional $6,965 and $3,028 of previously uncollected base rent charges related to the second and third quarters of 2020, respectively, through abatement, a combination of deferral and abatement or a concession with the extension of the lease term. As of September 30, 2020, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to be received starting approximately four months from September 30, 2020 and will be received over a period of approximately 11 months once started.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Subsequent to September 30, 2020, the Company agreed in principle and, in certain circumstances, executed agreements with additional tenants whereby it expects to address an additional $765 and $190 of previously uncollected base rent charges related to the second and third quarters of 2020, respectively. Furthermore, the Company agreed in principle and, in certain circumstances, executed agreements with tenants whereby it expects to address through lease concessions approximately $937 of base rent charges pertaining to future periods. The Company can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all. Refer to Note 2 to the condensed consolidated financial statements for a discussion of the accounting treatment for lease concessions as a result of the COVID-19 pandemic.
The Company has not yet reached agreements, and in some cases does not anticipate reaching agreements, to defer or abate rent with certain tenants regarding concession requests, as discussions are ongoing. During the nine months ended September 30, 2020, the Company applied $2,999 of security deposits to previously uncollected accounts receivable.
Leases as Lessee
During the nine months ended September 30, 2020, the Company extended the term of one office lease resulting in an additional lease liability and right-of-use lease asset of $383.
(7) DEBT
The Company has the following types of indebtedness: (i) mortgages payable, (ii) unsecured notes payable, (iii) unsecured term loans and (iv) an unsecured revolving line of credit.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	September 30, 2020			December 31, 2019
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$92,744	4.36%	4.3	$94,904	4.37%	5.1
Discount, net of accumulated amortization	(461)			(493)
Capitalized loan fees, net of accumulated amortization	(208)			(256)
Mortgages payable, net	$92,075			$94,155
(a)The fixed rate mortgages had interest rates ranging from 3.75% to 4.82% and 3.75% to 7.48% as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020, the Company prepaid a $306 mortgage payable, which had a fixed interest rate of 7.48%, incurred a $16 debt prepayment fee and made scheduled principal payments of $1,854 related to amortizing loans.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		September 30, 2020		December 31, 2019
Unsecured Notes Payable	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$—	—%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	—	—%
		1,200,000	4.42%	800,000	4.27%
Discount, net of accumulated amortization		(6,687)		(616)
Capitalized loan fees, net of accumulated amortization		(7,834)		(3,137)
	Total	$1,185,479		$796,247
Notes Due 2030
On August 25, 2020, the Company completed a public offering of $400,000 in aggregate principal amount of 4.75% senior unsecured notes due 2030 (Notes Due 2030). The Notes Due 2030 were priced at 98.684% of the principal amount to yield 4.917% to maturity and will mature on September 15, 2030, unless earlier redeemed. The proceeds were used to repay (i) the Company’s $250,000 unsecured term loan due 2021, (ii) the $100,000 principal balance of the Company’s 4.12% senior unsecured notes due 2021 (Notes Due 2021), (iii) borrowings on the Company’s unsecured revolving line of credit, and (iv) general corporate purposes. The Company made make-whole provision payments totaling $2,770 in connection with the repayment of the Notes Due 2021.
The indenture, as supplemented, governing the Notes Due 2030 contains customary covenants and events of default. Pursuant to the terms of the indenture, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and consolidated leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
Notes Due 2025
On July 21, 2020, the Company completed a public offering of $100,000 in aggregate principal amount of 4.00% senior unsecured notes due 2025 (Notes Due 2025), issued at 99.010% of par value to yield 4.236% plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, the Company’s previously issued Notes Due 2025 and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion. The proceeds were used to repay borrowings on the Company’s unsecured revolving line of credit and for general corporate purposes.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		September 30, 2020		December 31, 2019
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$—	—%	$250,000	3.20%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	4.05%	200,000	4.05%
Unsecured term loan due 2024 – fixed rate (c)	July 17, 2024	120,000	2.88%	120,000	2.88%
Unsecured term loan due 2026 – fixed rate (d)	July 17, 2026	150,000	3.27%	150,000	3.27%
Subtotal		470,000		720,000
Capitalized loan fees, net of accumulated amortization		(2,609)		(3,477)
Term loans, net		$467,391		$716,523

Unsecured credit facility revolving line of credit – variable rate (e)	April 22, 2022	$—	1.20%	$18,000	2.85%
(a)As of December 31, 2019, $250,000 of LIBOR-based variable rate debt had been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of December 31, 2019.
(b)$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of September 30, 2020 and December 31, 2019.
(c)$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of September 30, 2020 and December 31, 2019.
(d)$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.50% as of September 30, 2020 and December 31, 2019.
(e)Excludes capitalized loan fees, which are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. The revolving line of credit has two six-month extension options that the Company can exercise, at its election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000, consisting of an $850,000 unsecured revolving line of credit that matures on April 22, 2022 and a $250,000 unsecured term loan that matures on January 5, 2021 (Unsecured Credit Facility). During the three months ended September 30, 2020, the Company repaid the $250,000 unsecured term loan that bore interest at a rate of LIBOR plus a credit spread ranging from 1.20% to 1.70% with proceeds from the issuance of the Notes Due 2030. The unsecured revolving line of credit is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of September 30, 2020, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the unsecured revolving line of credit:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$850,000 unsecured revolving line of credit	4/22/2022	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.825%–1.55%	0.125%–0.30%
The Unsecured Credit Facility has a $500,000 accordion option that allows the Company, at its election, to increase the total Unsecured Credit Facility up to $1,350,000, subject to (i) customary fees and conditions including, but not limited to, the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
absence of an event of default as defined in the unsecured credit agreement and (ii) the Company’s ability to obtain additional lender commitments.
Unsecured Term Loans
As of September 30, 2020, the Company has the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024) and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026), each of which bears interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of September 30, 2020, making such an election would have resulted in a higher interest rate for each of the unsecured term loans and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of September 30, 2020 for the remainder of 2020, each of the next four years and thereafter, and the weighted average interest rates by year.

	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$588	$2,409	$26,641	$31,758	$1,737	$29,611	$92,744
Fixed rate term loans (b)	—	—	—	200,000	120,000	150,000	470,000
Unsecured notes payable (c)	—	—	—	—	150,000	1,050,000	1,200,000
Total fixed rate debt	588	2,409	26,641	231,758	271,737	1,229,611	1,762,744

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	—	—	—
Total debt (d)	$588	$2,409	$26,641	$231,758	$271,737	$1,229,611	$1,762,744

Weighted average interest rate on debt:
Fixed rate debt	4.08%	4.08%	4.81%	4.06%	3.83%	4.26%	4.17%
Variable rate debt (e)	—	—	1.20%	—	—	—	1.20%
Total	4.08%	4.08%	4.81%	4.06%	3.83%	4.26%	4.17%
(a)Excludes mortgage discount of $(461) and capitalized loan fees of $(208), net of accumulated amortization, as of September 30, 2020.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(b)Excludes capitalized loan fees of $(2,609), net of accumulated amortization, as of September 30, 2020. The following variable rate term loans have been swapped to fixed rate debt: (i) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (ii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iii) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of September 30, 2020, the applicable credit spread for (i) and (ii) was 1.20% and for (iii) was 1.50%.
(c)Excludes discount of $(6,687) and capitalized loan fees of $(7,834), net of accumulated amortization, as of September 30, 2020.
(d)The weighted average years to maturity of consolidated indebtedness was 6.1 years as of September 30, 2020.
(e)Represents interest rate as of September 30, 2020, however, the revolving line of credit was not drawn as of September 30, 2020.
The Company’s unsecured debt agreements, consisting of the (i) unsecured credit agreement, as amended, governing the Unsecured Credit Facility, (ii) term loan agreement, as amended, governing the Term Loan Due 2023, (iii) term loan agreement, as amended, governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.58% senior unsecured notes due 2024 (Notes Due 2024), (v) indenture, as supplemented, governing the Notes Due 2025, (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029) and (viii) indenture, as supplemented, governing the Notes Due 2030, contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) a minimum debt service coverage ratio; and (vi) a minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in their calculations are based on the most recent four fiscal quarters of activity. As of September 30, 2020, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured debt agreements.
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
As of September 30, 2020, the Company has eight interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $10,927 will be reclassified as an increase to interest expense.
The following table summarizes the Company’s interest rate swaps as of September 30, 2020, which effectively convert one-month floating rate LIBOR to a fixed rate:

Number of Instruments	Effective Date	Aggregate Notional	Fixed Interest Rate	Maturity Date
Two	November 23, 2018	$200,000	2.85%	November 22, 2023
Three	August 15, 2019	$120,000	1.68%	July 17, 2024
Three	August 15, 2019	$150,000	1.77%	July 17, 2026
The Company previously had three interest rate swaps with notional amounts totaling $250,000 and a maturity date of January 5, 2021 that were terminated in conjunction with the repayment of the Company’s $250,000 unsecured term loan due 2021 during the three months ended September 30, 2020. At termination, these three interest rate swaps were in a liability position and had a fair value of $1,699. The associated other comprehensive income will be amortized into expense through the original maturity date. As a result, the Company recognized $451 of interest expense, which is included within “Interest expense” in the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
accompanying condensed consolidated statements of operations and other comprehensive income (loss), in connection with the termination of these swaps during the three months ended September 30, 2020.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest rate swaps	8	11	$470,000	$720,000
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the accompanying condensed consolidated balance sheets. The valuation techniques used are described in Note 12 to the condensed consolidated financial statements.

	Fair Value
	September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$34,804	$12,288
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Loss (Gain) Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
2020	$492	$31,446	Interest expense	$3,616	$7,682	$21,941	$58,347
2019	$7,159	$16,760	Interest expense	$7	$(213)	$25,084	$59,877
(9) EQUITY
The Company has an existing common stock repurchase program under which it may repurchase, from time to time, up to a maximum of $500,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, $189,105 remained available for repurchases of shares of the Company’s common stock under its common stock repurchase program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Numerator:
Net (loss) income attributable to common shareholders	$(2,288)		$(28,153)		$12,722		$16,225
Earnings allocated to unvested restricted shares	—		(105)		(244)		(295)
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(2,288)		$(28,258)		$12,478		$15,930

Denominator:
Denominator for (loss) earnings per common share – basic:
Weighted average number of common shares outstanding	213,385	(a)	212,995	(b)	213,312	(a)	212,932	(b)
Effect of dilutive securities:
Stock options	—	(c)	—	(c)	—	(c)	—	(c)
RSUs	—	(d)	—	(e)	—	(d)	124	(e)
Denominator for (loss) earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	213,385		212,995		213,312		213,056
(a)Excludes 868 shares of unvested restricted common stock as of September 30, 2020, which equate to 868 and 790 shares for the three and nine months ended September 30, 2020, respectively, on a weighted average basis. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.
(b)Excludes 660 shares of unvested restricted common stock as of September 30, 2019, which equate to 661 and 641 shares for the three and nine months ended September 30, 2019, respectively, on a weighted average basis. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.
(c)There were outstanding options to purchase 16 and 22 shares of common stock as of September 30, 2020 and 2019, respectively, at a weighted average exercise price of $15.87 and $17.34, respectively. Of these totals, outstanding options to purchase 16 and 18 shares of common stock as of September 30, 2020 and 2019, respectively, at a weighted average exercise price of $15.87 and $18.58, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.
(d)As of September 30, 2020, there were 974 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 974 and 972 RSUs, respectively, on a weighted average basis for the three and nine months ended September 30, 2020. These contingently issuable shares have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.
(e)As of September 30, 2019, there were 839 RSUs eligible for future conversion upon completion of the performance periods, which equate to 839 and 836 RSUs, respectively, on a weighted average basis for the three and nine months ended September 30, 2019. For the three months ended September 30, 2019, these contingently issuable shares have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive. For the nine months ended September 30, 2019, these contingently issuable shares are a component of calculating diluted EPS.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of September 30, 2020 and 2019, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, significant exposure to financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Number of properties for which indicators of impairment were identified	3	2	(a)
Less: number of properties for which an impairment charge was recorded	1	1
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—	—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	2	1

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (b)	141%	20%
(a)Includes one property which has subsequently been sold as of September 30, 2020.
(b)Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the nine months ended September 30, 2020:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
King Philip’s Crossing (a)	Multi-tenant retail	February 13, 2020	105,900	$346
Streets of Yorktown (b)	Multi-tenant retail	September 30, 2020	85,200	2,279
				$2,625
	Estimated fair value of impaired properties as of impairment date			$14,144
(a)The Company recorded an impairment charge on December 31, 2019 based upon the terms and conditions of an executed sales contract. This property was sold on February 13, 2020, at which time additional impairment was recognized pursuant to the terms and conditions of an executed sales contract.
(b)The Company recorded an impairment charge as a result of a combination of factors, including expected impact on future operating results stemming from changes in lease terms related to the tenant population and a change in expected hold period.
The Company recorded the following investment property impairment charge during the nine months ended September 30, 2019:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Streets of Yorktown (a)	Multi-tenant retail	September 30, 2019	85,200	$11,177
				$11,177
	Estimated fair value of impaired property as of impairment date			$5,300
(a)The Company recorded an impairment charge as a result of a combination of factors, including expected impact on future operating results stemming from anticipated changes in lease terms related to the tenant population and a re-evaluation of the strategic alternatives for the property.
The extent to which COVID-19 impacts the Company and its tenants will depend, in part, on future developments, which are highly uncertain and cannot be predicted with confidence. If the effects of COVID-19 cause economic and market conditions to continue to deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. As of September 30, 2020, the Company does not consider the impacts of COVID-19, including tenant requests for lease concessions, to be impairment indicators. However, indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
a result of COVID-19, or changes in the Company’s long-term hold strategies could change in future periods. The Company will continue to monitor circumstances and events in future periods and can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$92,075	$94,078	$94,155	$98,082
Unsecured notes payable, net	$1,185,479	$1,205,002	$796,247	$822,883
Unsecured term loans, net	$467,391	$458,788	$716,523	$720,000
Unsecured revolving line of credit	$—	$—	$18,000	$18,000
Derivative liability	$34,804	$34,804	$12,288	$12,288
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

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2020
Derivative liability	$—	$34,804	$—	$34,804

December 31, 2019
Derivative liability	$—	$12,288	$—	$12,288
Derivatives:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the nine months ended September 30, 2020 and the year ended December 31, 2019, except for those properties sold prior to September 30, 2020 and December 31, 2019, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2		Level 3		Total	Provision for Impairment
September 30, 2020
Investment property	$—	$—		$2,500	(a)	$2,500	$2,279

December 31, 2019
Investment properties	$—	$11,644	(b)	$5,300	(c)	$16,944	$12,298
(a)Represents the fair value of the Company’s Streets of Yorktown investment property as of September 30, 2020, the date the asset was measured at fair value. The estimated fair value of Streets of Yorktown was based upon third-party comparable sales prices, derived from property-specific information, market transactions and other industry data and are considered significant unobservable inputs.
(b)Represents the fair value of the Company’s King Philip’s Crossing investment property as of December 31, 2019, the date the asset was measured at fair value. The estimated fair value of King Philip’s Crossing was based upon the expected sales price from an executed sales contract and determined to be a Level 2 input.
(c)Represents the fair value of the Company’s Streets of Yorktown investment property as of September 30, 2019, the date the asset was measured at fair value. The estimated fair value of Streets of Yorktown was determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. The discount rates and third-party comparable sales prices used in this approach are derived from property-specific information, market transactions and other industry data and are considered significant inputs to this valuation. The reversion value of the property was based upon third-party comparable sales prices, which contain unobservable inputs used by these third parties. A weighted average discount rate of 6.89% was used to (i) present value the estimated income stream over the estimated holding period and (ii) present value the reversion value.
Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which those measurements fall.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2020
Mortgages payable, net	$—	$—	$94,078	$94,078
Unsecured notes payable, net	$750,908	$—	$454,094	$1,205,002
Unsecured term loans, net	$—	$—	$458,788	$458,788
Unsecured revolving line of credit	$—	$—	$—	$—

December 31, 2019
Mortgages payable, net	$—	$—	$98,082	$98,082
Unsecured notes payable, net	$255,965	$—	$566,918	$822,883
Unsecured term loans, net	$—	$—	$720,000	$720,000
Unsecured revolving line of credit	$—	$—	$18,000	$18,000

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

	September 30, 2020	December 31, 2019
Mortgages payable, net – range of discount rates used	3.7% to 4.2%	3.2% to 3.6%
Unsecured notes payable, net – weighted average discount rate used	4.40%	3.79%
Unsecured term loans, net – weighted average credit spread portion of discount rate used	1.93%	1.26%
Unsecured revolving line of credit – credit spread portion of discount rate used	1.65%	1.05%
There were no transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2020 and the year ended December 31, 2019.
(13) COMMITMENTS AND CONTINGENCIES
As of September 30, 2020, the Company had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of its properties and reduce the available borrowings on its unsecured revolving line of credit.
The following table summarizes the Company’s active expansion and redevelopment projects as of September 30, 2020:

		Estimated Net Investment		Net Investment as of September 30, 2020
Project Name	MSA	Low	High
Circle East (a)	Baltimore	$42,000	$44,000	$24,915
One Loudoun Downtown – Pads G & H (b)	Washington, D.C.	$125,000	$135,000	$53,441
The Shoppes at Quarterfield	Baltimore	$9,000	$10,000	$2,003
Southlake Town Square – Pad	Dallas	$2,000	$2,500	$952
(a)Investment amounts are net of proceeds of $11,820 received from the sale of air rights.
(b)Investment amounts are net of expected contributions from the Company’s joint venture partners.
In response to current macroeconomic conditions, the Company halted plans for vertical construction at its Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project. As of September 30, 2020, the Company had completed the current scope of site work preparation at the property in anticipation of future vertical development at the site. In addition, during the nine months ended September 30, 2020, the Company terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon.
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
(15) SUBSEQUENT EVENTS
Subsequent to September 30, 2020, the Company paid the cash dividend for the third quarter of 2020 of $0.05 per share on its outstanding Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;
•economic and other developments in markets where we have a high concentration of properties;
•our business strategy;
•our projected operating results;
•rental rates and/or vacancy rates;
•frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;
•bankruptcy, insolvency or general downturn in the business of a major tenant or a significant number of smaller tenants;
•adverse impact of e-commerce developments and shifting consumer retail behavior on our tenants;
•interest rates or operating costs;
•the discontinuation of London Interbank Offered Rate (LIBOR);
•real estate and zoning laws and changes in real property tax rates;
•real estate valuations;
•our leverage;
•our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;
•changes in the dividend policy for our Class A common stock and our ability to resume the payment of dividends at past levels;
•our ability to obtain necessary outside financing;
•the availability, terms and deployment of capital;
•general volatility of the capital and credit markets and the market price of our Class A common stock;
•risks generally associated with real estate acquisitions and dispositions, including our ability to identify and pursue acquisition and disposition opportunities;
•risks generally associated with redevelopment, including the impact of construction delays and cost overruns and related impact on our estimated investments in such redevelopment, our ability to lease redeveloped space, our ability to identify and pursue redevelopment opportunities and the risk that it takes longer than expected for development assets to stabilize or that we do not achieve our estimated returns on such investments;
•composition of members of our senior management team;
•our ability to attract and retain qualified personnel;
•our ability to continue to qualify as a real estate investment trust (REIT);
•governmental regulations, tax laws and rates and similar matters;
•our compliance with laws, rules and regulations;
•environmental uncertainties and exposure to natural disasters;
•pandemics or other public health crises, such as the novel coronavirus (COVID-19) pandemic, and the related impact on (i) our ability to manage our properties, finance our operations and perform necessary administrative and reporting functions and (ii) our tenants’ ability to operate their businesses, generate sales and meet their financial obligations, including the obligation to pay rent and other charges as specified in their leases;
•insurance coverage; and
•the likelihood or actual occurrence of terrorist attacks in the U.S.
The extent to which COVID-19 impacts us and our tenants will depend, in part, on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, “Item 1A. Risk Factors” in this document, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy, including the retail sector within the U.S., and has contributed to significant volatility and negative pressure in the financial markets. Additionally, the pandemic has, and could continue to have, a significant adverse impact on the underlying industries of many of our tenants. Accordingly, our tenants and their operations, and their ability to pay rent, have been adversely impacted and may continue to be adversely impacted. Many U.S. states and cities, including where we own properties and/or have development sites, imposed measures, and continue to impose measures to varying degrees, intended to control the spread of COVID-19, such as instituting “shelter-in-place” rules, limitations on public gatherings and restrictions on certain business operations and/or the types of construction projects that may continue. As a result of the pandemic and the measures implemented to mitigate its impact, a number of our tenants were required to temporarily close their stores or modify their operations, which has impacted, and could continue to impact, their ability to pay rent in full, on time, or at all, and more of our tenants could be similarly impacted in the future. While many U.S. states and cities have eased or lifted such restrictions, some have subsequently reinstated restrictions and others may do so in the future. Continued mitigation efforts or the effect of any relaxation or revocation of current restrictions, including the impact on and of consumer behavior, all of which vary by geography, will continue to impact our business and such impacts may be significant and materially adverse to us.
We continue to closely monitor the impact of the pandemic on all aspects of our business. Due to numerous uncertainties, it is not possible to accurately predict the ultimate impact the pandemic will have on our financial condition, results of operations and cash flows. Certain of our tenants, many of which are considered essential businesses, remain open and continue to operate during this time. Based on annualized base rent (ABR) of leases in effect as of September 30, 2020, essential businesses and office represent approximately 38.1% of our ABR, including 8.5% from grocery/warehouse clubs and 6.7% from office tenants.
During the second and third quarters of 2020, we agreed in principle, and, in certain circumstances, executed agreements, with tenants regarding lease concessions. The majority of these concessions are for the deferral of amounts billed, without an extension of the lease term and, as such, meet deferral accounting treatment. However, certain of these lease concessions do not meet deferral accounting treatment as they include abatement, a combination of deferral and abatement, are deferrals with a modest extension of the lease term, or provide a concession with the extension of the existing lease term, which requires us to apply lease modification accounting. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. As of September 30, 2020, we agreed in principle and, in certain circumstances, executed lease concessions to defer, without an extension of the lease term, $7,965 and $4,878 of previously uncollected base rent charges related to the second and third quarters of 2020, respectively, and to address an additional $6,965 and $3,028 of previously uncollected base rent charges related to the second and third quarters of 2020, respectively, through abatement, a combination of deferral and abatement or a concession with the extension of the lease term. As of September 30, 2020, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to be received starting approximately four months from September 30, 2020 and will be received over a period of approximately 11 months once started.
Subsequent to September 30, 2020, we agreed in principle and, in certain circumstances, executed agreements with additional tenants whereby we expect to address an additional $765 and $190 of previously uncollected base rent charges related to the second and third quarters of 2020, respectively. Furthermore, we agreed in principle and, in certain circumstances, executed agreements with tenants whereby we expect to address through lease concessions approximately $937 of base rent charges pertaining to future periods. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all.
As of October 26, 2020, we have collected 73.6%, 84.2% and 87.2% of base rent charges related to the three months ended June 30, 2020 and September 30, 2020 and one month ended October 31, 2020, respectively. In addition, as of October 26, 2020, we have executed lease concession agreements, agreed in principle to lease amendments or applied security deposits for an aggregate additional 19.9%, 9.1% and 1.8% of base rent related to the three months ended June 30, 2020 and September 30, 2020 and one month ended October 31, 2020, respectively. Uncollected billed base rent related to tenants who have declared bankruptcy represents an additional 1.5%, 0.9% and 0.7% for the three months ended June 30, 2020 and September 30, 2020 and one month ended October 31, 2020, respectively. We have not yet reached agreements, and in some cases do not anticipate reaching agreements, to defer or abate rent with certain tenants regarding concession requests, as discussions are ongoing. While seeking to work toward a mutually agreeable outcome with tenants directly impacted by COVID-19, we believe that certain tenants, which remain open and have the ability to pay, have elected to withhold rent unnecessarily. We are not forgoing our contractual rights under our lease agreements, and our tenants do not have a clear contractual right to cease paying rent due to government closures and as a result, non-payment of rent generally constitutes a default. However, COVID-19 and the related governmental orders present fairly novel situations and it is possible government action could impact our rights. As of September 30, 2020, all of our properties were open for the benefit of the communities and customers that our tenants serve and approximately 94% of our tenants, based on gross leasable area (GLA), were open.

The following information is based on ABR of leases in our retail operating portfolio that were in effect as of June 30, 2020 in relation to information as of the second quarter of 2020 and as of September 30, 2020 in relation to information as of the third quarter of 2020 and October 2020 and is being provided to assist with analysis of the potential impact of COVID-19. The information may not be indicative of collection and lease concession activity in future periods. The classification of tenant type, including the classification between essential and non-essential, is based on management’s understanding of the tenant operations and may not be comparative to similarly titled classifications by other companies.

		% of 9/30/2020 ABR	% of Rent Collected as of October 26, 2020
Resiliency Category/Tenant Type	9/30/2020 ABR		Q2 2020	July 2020	August 2020	September 2020	Q3 2020	October 2020
Essential
Grocery/Warehouse Clubs	$30,338	8.5%	99.9%	99.9%	99.9%	99.9%	99.9%	99.4%
Financial Services/Banks	13,328	3.7%	99.5%	98.5%	98.0%	99.8%	98.8%	98.7%
Medical	12,605	3.5%	88.8%	89.9%	85.5%	84.3%	86.5%	87.8%
Hardware	10,136	2.9%	90.6%	91.0%	91.0%	99.0%	93.7%	97.5%
Electronics	10,067	2.8%	99.1%	99.7%	99.7%	99.2%	99.5%	99.2%
Auto and Other Essentials	10,027	2.8%	95.8%	96.8%	97.4%	96.6%	96.9%	92.7%
Pet/Animal Supplies	9,757	2.7%	99.4%	66.9%	64.4%	92.0%	74.5%	99.6%
Wireless Communications	6,445	1.8%	93.4%	94.5%	97.1%	95.3%	95.7%	87.2%
Office Supplies	6,396	1.8%	100.0%	100.0%	100.0%	100.0%	100.0%	93.7%
Drug Stores	3,191	0.9%	99.3%	98.3%	98.3%	98.3%	98.3%	99.0%
Total Essential	112,290	31.4%	96.9%	94.3%	93.8%	96.7%	94.9%	96.2%

Office	23,922	6.7%	94.0%	96.3%	95.0%	90.2%	93.8%	91.3%

Non-Essential
Apparel	34,672	9.7%	45.6%	73.8%	85.9%	86.8%	82.2%	83.0%
Soft Goods/Discount Stores	25,410	7.1%	65.3%	48.9%	49.7%	98.2%	65.6%	98.5%
Housewares	24,242	6.8%	73.7%	80.5%	85.5%	93.9%	86.6%	92.9%
Services	21,863	6.1%	65.1%	84.0%	83.2%	88.3%	85.2%	84.2%
Sporting Goods/Hobby	13,659	3.8%	72.9%	92.3%	84.1%	94.1%	90.2%	88.5%
Specialty	10,362	2.9%	81.8%	94.4%	96.4%	90.5%	93.8%	89.9%
Movie Theaters	10,294	2.9%	9.0%	24.0%	33.6%	33.6%	30.4%	33.6%
Health Clubs	9,439	2.6%	30.1%	63.2%	55.6%	68.5%	62.4%	59.4%
Other	7,492	2.1%	58.2%	65.3%	98.8%	96.6%	86.9%	91.8%
Book Stores	3,945	1.1%	59.0%	100.0%	99.8%	100.0%	99.9%	92.1%
Amusement/Play Centers	2,116	0.6%	10.6%	5.9%	19.4%	36.4%	20.6%	49.1%
Total Non-Essential	163,494	45.7%	57.6%	70.6%	75.3%	86.4%	77.5%	83.7%

Restaurants
Restaurants – Full Service	30,699	8.5%	63.1%	68.5%	72.5%	73.4%	71.5%	73.4%
Restaurants – Quick Service	27,540	7.7%	72.4%	82.1%	87.1%	87.9%	85.7%	82.6%
Total Restaurants	58,239	16.2%	67.4%	74.9%	79.3%	80.1%	78.1%	77.7%

Total Retail Operating Portfolio	$357,945	100.0%	73.6%	80.5%	83.1%	88.9%	84.2%	87.2%

Billed Base Rent Addressed as of October 26, 2020	Q2 2020	Q3 2020
Billed base rent collected	73.6%	84.2%
Security deposits applied	2.7%	0.1%
Executed lease amendments:
Deferral accounting treatment	6.9%	5.0%
Abatements, combinations, modifications	5.0%	2.4%
In-process lease amendments: (a)
Deferral accounting treatment	2.0%	0.5%
Abatements, combinations, modifications	3.3%	1.1%
Total billed base rent addressed	93.5%	93.3%
(a)We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all.

In response to current macroeconomic conditions related to the COVID-19 pandemic, we halted plans for vertical construction at our Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project, driving a reduction in our expected 2020 redevelopment spend of approximately $75,000 to $100,000. As of September 30, 2020, we have completed the current scope of site work preparation at Carillon in anticipation of future vertical development at the site. In addition, during the nine months ended September 30, 2020, we terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon.
On May 1, 2020, in order to preserve and enhance liquidity and capital positioning, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock. During the three months ended September 30, 2020, our board of directors declared a quarterly distribution of $0.05 per share of common stock. Our board of directors will continue to evaluate dividend declaration decisions quarterly and consider REIT taxable income distribution requirements in these deliberations. The timing and amount of dividend resumption depends largely on our operating cash flow performance as well as other factors.
During the three months ended March 31, 2020, our employees, except for a small number that are considered essential to be on-site for the safe operation of our properties, successfully transitioned to working remotely, and we did not furlough any employees nor significantly modify our key processes or internal controls over financial reporting. During the three months ended September 30, 2020, we reopened our corporate and field offices for use in a modified format. In addition, we expect to continue to reduce our 2020 capital expenditures, including tenant improvements, and certain expenses, including overhead, from the original budget.
Executive Summary
Retail Properties of America, Inc. (we, our, us) is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of September 30, 2020, we owned 102 retail operating properties in the United States representing 19,962,000 square feet of GLA and had four expansion and redevelopment projects. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of September 30, 2020:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio
Multi-tenant retail:
Neighborhood and community centers	62	10,337	92.6%	94.4%
Power centers	22	4,816	93.6%	95.4%
Lifestyle centers and mixed-use properties (b)	16	4,548	89.5%	90.4%
Total multi-tenant retail	100	19,701	92.1%	93.7%
Single-user retail	2	261	100.0%	100.0%
Total retail operating properties	102	19,962	92.2%	93.8%
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (c)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105
(a)Includes leases signed but not commenced.
(b)Excludes the 18 multi-family rental units at Plaza del Lago. As of September 30, 2020, 16 multi-family rental units were leased at an average monthly rental rate per unit of $1,324.
(c)The operating portion of this property is included in the property count of lifestyle centers and mixed-use properties within our retail operating portfolio.
In 2018, we completed our portfolio transformation and are now a prominent owner of multi-tenant retail properties, many with a mixed-use component, primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. As a result, our portfolio is better focused and since our inaugural investor day in 2013, we have (i) improved our retail ABR by 34% to $19.44 per square foot as of September 30, 2020 from

$14.46 per square foot as of March 31, 2013, (ii) increased our concentration in lifestyle and mixed-use properties based on multi-tenant retail ABR by 1,900 basis points to 35% as of September 30, 2020 from 16% as of March 31, 2013, (iii) reduced our top 20 retail tenant concentration of total ABR by 1,090 basis points to 27.0% as of September 30, 2020 from 37.9% as of March 31, 2013, and (iv) reduced our indebtedness by 32% to $1,762,744 as of September 30, 2020 from $2,601,912 as of March 31, 2013. Additionally, as of September 30, 2020, approximately 88.6% of our multi-tenant retail ABR was generated in the top 25 metropolitan statistical areas (MSAs), as determined by the United States Census Bureau and ranked based on the most recently available population estimates.
In addition to addressing lease concession requests stemming from COVID-19 in the near term, we are focused on optimizing our tenancy, asset level configurations and merchandising through (i) accretive leasing activity and (ii) mixed-use expansion and redevelopment projects. For the nine months ended September 30, 2020, we achieved a blended re-leasing spread of positive 2.6% consisting of positive 4.1% on signed renewal leases and negative comparable cash leasing spreads of (5.3)% on signed new leases. During this period, we achieved average annual contractual rent increases on signed new leases of approximately 175 basis points. As of September 30, 2020, we have $6,451 of ABR related to 257 square feet of GLA pertaining to 2020 lease expirations and $5,978 of ABR related to 314 square feet of GLA pertaining to leases signed but not yet commenced. In light of the COVID-19 pandemic, we are unable to project the impact on our leasing volume or other leasing trends. However, while existing tenants are continuing to pursue renewals, as evidenced by the large volume of renewals executed during the three months ended September 30, 2020, we have, to a certain extent, experienced, and may continue to experience, a slowdown in (i) rent commencing on signed leases, (ii) the volume of new and renewal leases and (iii) our ability to finalize the execution of new and renewal leases given current uncertainty.
Our active and near-term expansion and redevelopment projects consist of approximately $178,000 to $192,000 of expected investment through 2022, equivalent to approximately 6% of the net book value of our investment properties as of September 30, 2020. These predominantly mixed-use-focused projects include the redevelopment at Circle East, the expansion projects of Pads G & H at One Loudoun Downtown and site and building reconfiguration at The Shoppes at Quarterfield as well as the vacant pad development at Southlake Town Square. In response to current macroeconomic conditions due to the impact of the COVID-19 pandemic, we halted plans for vertical construction at our Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project, driving a reduction in our expected 2020 redevelopment spend of approximately $75,000 to $100,000. As of September 30, 2020, we have completed the current scope of site work preparation at Carillon in anticipation of future vertical development at the site. In addition, during the nine months ended September 30, 2020, we terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon. Our current portfolio of assets contains numerous additional projects in the longer-term pipeline, including, among others, redevelopment at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
Company Highlights — Nine Months Ended September 30, 2020
Developments in Progress
During the nine months ended September 30, 2020, we invested $58,939 in our expansion and redevelopment projects at Circle East, One Loudoun Downtown, Carillon, The Shoppes at Quarterfield and Southlake Town Square. We expect that the majority of our additional 2020 project spend will be for the One Loudoun Downtown project.
The following table summarizes the carrying amount of developments in progress as of September 30, 2020:

Property Name	MSA	September 30, 2020
Expansion and redevelopment projects
Circle East	Baltimore	$36,774
One Loudoun Downtown	Washington, D.C.	70,100
Carillon	Washington, D.C.	33,086
The Shoppes at Quarterfield	Baltimore	2,003
Pad development projects
Southlake Town Square	Dallas	952
		142,915
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450
Total developments in progress		$168,365

Acquisitions
The following table summarizes our acquisition activity during the nine months ended September 30, 2020:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
February 6, 2020	Fullerton Metrocenter	Los Angeles	Fee interest (a)	154,700	$55,000
				154,700	$55,000
(a)We acquired the fee interest in an existing multi-tenant retail operating property. In connection with this acquisition, we also assumed the lessor position in a ground lease with a shadow anchor. The total number of properties in our portfolio was not affected by this transaction.
Dispositions
The following table summarizes our disposition activity during the nine months ended September 30, 2020:

Date	Property Name	Property Type	Square Footage	Consideration
February 13, 2020	King Philip’s Crossing	Multi-tenant retail	105,900	$13,900
			105,900	$13,900
Market Summary
The following table summarizes our retail operating portfolio by market as of September 30, 2020:

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (in thousands) (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$83,733	23.8%	$23.04	3,943	20.0%	92.2%	92.7%
Washington, D.C.	8	36,310	10.3%	28.66	1,388	7.0%	91.3%	91.7%
New York	9	36,028	10.2%	29.64	1,294	6.6%	94.0%	97.0%
Chicago	8	27,927	7.9%	24.11	1,358	6.9%	85.3%	87.9%
Seattle	9	24,121	6.8%	16.77	1,548	7.9%	93.0%	96.1%
Baltimore	4	21,778	6.2%	16.09	1,542	7.8%	87.7%	92.2%
Atlanta	9	20,799	5.9%	14.04	1,513	7.7%	98.0%	98.0%
Houston	9	16,287	4.6%	15.05	1,141	5.8%	94.9%	95.1%
San Antonio	3	12,676	3.6%	17.97	722	3.7%	97.7%	97.7%
Phoenix	3	10,757	3.1%	17.77	632	3.2%	95.8%	96.5%
Los Angeles	1	6,881	2.0%	17.98	396	2.0%	96.6%	100.0%
Riverside	1	4,485	1.3%	15.78	292	1.5%	97.2%	98.1%
St. Louis	1	3,903	1.1%	9.51	453	2.3%	90.6%	90.6%
Charlotte	1	3,845	1.1%	14.11	320	1.6%	85.2%	93.8%
Tampa	1	2,401	0.7%	19.69	126	0.6%	97.0%	97.0%
Subtotal	86	311,931	88.6%	20.24	16,668	84.6%	92.5%	94.1%

Non-Top 25 MSAs (b)	14	40,150	11.4%	14.66	3,033	15.4%	90.3%	91.7%

Total Multi-Tenant Retail	100	352,081	100.0%	19.40	19,701	100.0%	92.1%	93.7%

Single-User Retail	2	5,864		22.49	261		100.0%	100.0%

Total Retail Operating Portfolio (c)	102	$357,945		$19.44	19,962		92.2%	93.8%
(a)Excludes $2,041 of multi-tenant retail ABR and 167 square feet of multi-tenant retail GLA attributable to Circle East and The Shoppes at Quarterfield, located in the Baltimore MSA, and Carillon, located in the Washington, D.C. MSA, all three of which are in redevelopment. Including these amounts, 88.7% of our multi-tenant retail ABR and 84.7% of our multi-tenant retail GLA is located in the top 25 MSAs.
(b)Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.

(c)Excludes the 18 multi-family rental units at Plaza del Lago. As of September 30, 2020, 16 multi-family rental units were leased at an average monthly rental rate per unit of $1,324.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio and our active and near-term expansion and redevelopment projects during the nine months ended September 30, 2020. New leases with terms of less than 12 months and renewal leases that extend the lease term by less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)		Weighted Average Lease Term		Tenant Allowances PSF (b)
Comparable Renewal Leases	176	1,053	$20.46	$19.66	4.1%	(c)	6.3	(c)	$5.73	(c)
Comparable New Leases	30	158	$22.42	$23.68	(5.3)%		9.3		$40.93
Non-Comparable New and Renewal Leases (d)	47	207	$28.43	N/A	N/A		9.2		$27.99
Total	253	1,418	$20.71	$20.19	2.6%	(e)	7.2	(e)	$12.49	(e)
(a)Total excludes the impact of Non-Comparable New and Renewal Leases.
(b)Excludes tenant allowances and related square foot amounts at our active and near-term expansion and redevelopment projects. These tenant allowances, if any, are included in the expected investment for each project.
(c)One significant comparable renewal lease, which extended the term of an existing tenant by 14 years, materially weighted the statistics for the three months ended September 30, 2020. Excluding this one comparable renewal lease, year-to-date Comparable Renewal Leases % Change over Prior ABR, Weighted Average Lease Term and Tenant Allowances PSF would have been 4.9%, 4.8 years and $2.13, respectively.
(d)Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed with variable lease payment terms and (iii) leases signed where the previous and current lease do not have a consistent lease structure.
(e)Excluding the significant comparable renewal lease described in footnote (c), year-to-date Total Leases % Change over Prior ABR, Weighted Average Lease Term and Tenant Allowances PSF would have been 3.1%, 6.3 years and $10.53, respectively.
Our near-term efforts are primarily focused on reaching resolution of lease concession requests. During the second and third quarters of 2020, we executed agreements with certain tenants regarding lease concessions; however, we have not yet reached agreements, and in some cases do not anticipate reaching agreements, to defer or abate rent with certain tenants regarding concession requests, as discussions are ongoing. In addition, our leasing efforts are focused on (i) vacant anchor and small shop space, (ii) upcoming lease expirations and (iii) spaces within our expansion and redevelopment projects. Through these collective efforts, we look to situationally focus on stability, tenancy and to optimize the mix of operators and unique retailers at our properties. As of September 30, 2020, we have $6,451 of ABR related to 257 square feet of GLA pertaining to 2020 lease expirations and $5,978 of ABR related to 314 square feet of GLA pertaining to leases signed but not commenced. In light of the COVID-19 pandemic, we are unable to project the impact on our leasing volume or other leasing trends. However, while existing tenants are continuing to pursue renewals, as evidenced by the large volume of renewals executed during the three months ended September 30, 2020, we have, to a certain extent, experienced, and may continue to experience, a slowdown in (i) rent commencing on signed leases, (ii) the volume of new and renewal leases and (iii) our ability to finalize the execution of new and renewal leases given current uncertainty.
Capital Markets
During the nine months ended September 30, 2020, we:
•completed a public offering of $400,000 in aggregate principal amount of 4.75% senior unsecured notes due 2030 (Notes Due 2030). The Notes Due 2030 were priced at 98.684% of the principal amount to yield 4.917% to maturity and will mature on September 15, 2030, unless earlier redeemed;
•completed a public offering of $100,000 in aggregate principal amount of 4.00% senior unsecured notes due 2025 (Notes Due 2025), issued at 99.010% of par value to yield 4.236% plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, our previously issued Notes Due 2025 and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion;

•repaid our $250,000 unsecured term loan due 2021 with proceeds from the issuance of the Notes Due 2030 and terminated the related interest rate swaps that had a maturity date of January 5, 2021;
•repaid the $100,000 principal balance of our 4.12% senior unsecured notes due 2021 (Notes Due 2021) with proceeds from the issuance of the Notes Due 2030 and made $2,770 of make-whole provision payments;
•repaid $18,000, net of borrowings, on our unsecured revolving line of credit; and
•prepaid a $306 mortgage payable, incurred a $16 debt prepayment fee and made scheduled principal payments of $1,854 related to amortizing loans.
Distributions
We declared total distributions of $0.215625 per share of common stock during the nine months ended September 30, 2020 comprised of the first quarter 2020 distribution of $0.165625 per share and the third quarter 2020 distribution of $0.05 per share. During the nine months ended September 30, 2020, we paid (i) the fourth quarter 2019 distribution of $0.165625 per share in January 2020 and (ii) the first quarter 2020 distribution of $0.165625 per share in April 2020.
Results of Operations
Comparison of Results for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
Revenues:
Lease income	$107,358	$119,717	$(12,359)

Expenses:
Operating expenses	15,620	16,088	(468)
Real estate taxes	19,720	18,583	1,137
Depreciation and amortization	41,741	67,460	(25,719)
Provision for impairment of investment properties	2,279	11,177	(8,898)
General and administrative expenses	8,514	10,334	(1,820)
Total expenses	87,874	123,642	(35,768)

Other (expense) income:
Interest expense	(21,941)	(25,084)	3,143
Gain on sales of investment properties	—	1,969	(1,969)
Other income (expense), net	169	(1,113)	1,282
Net loss	(2,288)	(28,153)	25,865
Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to common shareholders	$(2,288)	$(28,153)	$25,865
Net loss attributable to common shareholders was $(2,288) for the three months ended September 30, 2020 compared to $(28,153) for the three months ended September 30, 2019. The $25,865 decrease in net loss was primarily due to the following:
•a $25,719 decrease in depreciation and amortization primarily due to the write-off of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment during the three months ended September 30, 2019. No such write-off occurred during the three months ended September 30, 2020;
•an $8,898 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 11 and 12 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $2,279 and $11,177 during the three months ended September 30, 2020 and 2019, respectively;
•a $3,143 decrease in interest expense primarily consisting of:
•a $5,365 decrease in prepayment penalties;

partially offset by
•a $1,900 increase in interest on our Notes Due 2030, which were issued in August 2020;
partially offset by
•a $12,359 decrease in lease income primarily due to the impact of COVID-19 and related accounting for lease concession agreements and primarily consisting of:
•a $5,883 decrease in base rent primarily from our same store portfolio, partially offset by an increase from the operating properties acquired during 2019 and 2020; and
•a $4,470 increase in reserve for uncollectible lease income primarily due to (i) higher accounts receivable balances as we have received approximately 82.2% (as of September 30, 2020) of base rent that was billed during the three months ended September 30, 2020, (ii) uncollected amounts related to tenants being accounted for on the cash basis of accounting, and (iii) lease concessions we have agreed in principle that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of September 30, 2020; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed, partially offset by the reclassification of amounts related to lease concession agreements that were executed during the current period and treated as negative variable lease adjustments, however were agreed in principle in the prior quarter.
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
Same store portfolio
For the three and nine months ended September 30, 2020, our same store portfolio consisted of 101 retail operating properties acquired or placed in service and stabilized prior to January 1, 2019. The number of properties in our same store portfolio did not change as of September 30, 2020 from 101 as of June 30, 2020.
The properties and financial results reported in “Other investment properties” primarily include the following:
•properties acquired or placed in service and stabilized during 2019 and 2020;
•the multi-family rental units at Plaza del Lago, a redevelopment project that was placed in service during 2019;
•Circle East, which is in active redevelopment;
•One Loudoun Downtown – Pads G & H, which are in active development;
•Carillon, a redevelopment project where we halted plans for vertical construction during the three months ended March 31, 2020 in response to current macroeconomic conditions due to the impact of the COVID-19 pandemic. As of

September 30, 2020, we have completed the current scope of site work preparation at the property in anticipation of future vertical development at the site;
•The Shoppes at Quarterfield, which is in active redevelopment;
•investment properties that were sold or classified as held for sale during 2019 and 2020; and
•the net income from our wholly owned captive insurance company.
The following tables present a reconciliation of net loss attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
Net loss attributable to common shareholders	$(2,288)	$(28,153)	$25,865
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	—	(1,969)	1,969
Depreciation and amortization	41,741	67,460	(25,719)
Provision for impairment of investment properties	2,279	11,177	(8,898)
General and administrative expenses	8,514	10,334	(1,820)
Interest expense	21,941	25,084	(3,143)
Straight-line rental income, net	269	(581)	850
Amortization of acquired above and below market lease intangibles, net	(1,196)	(1,470)	274
Amortization of lease inducements	773	343	430
Lease termination fees, net	(223)	(331)	108
Non-cash ground rent expense, net	212	333	(121)
Other (income) expense, net	(169)	1,113	(1,282)
NOI	71,853	83,340	(11,487)
NOI from Other Investment Properties	(719)	(2,105)	1,386
Same Store NOI	$71,134	$81,235	$(10,101)

	Three Months Ended September 30,
	2020	2019	Change
Same Store NOI:
Base rent	$82,459	$88,084	$(5,625)
Percentage and specialty rent	486	610	(124)
Tenant recoveries	26,043	25,848	195
Other lease-related income	1,223	1,428	(205)
Uncollectible lease income, net	(4,567)	(700)	(3,867)
Property operating expenses	(15,150)	(15,787)	637
Real estate taxes	(19,360)	(18,248)	(1,112)
Same Store NOI	$71,134	$81,235	$(10,101)
Same Store NOI decreased $10,101, or 12.4%, primarily due to the following:
•a $5,625 decrease in base rent primarily due to lease concession agreements that do not meet deferral accounting treatment of $6,051 that were executed during the three months ended September 30, 2020, partially offset by an increase of $790 from contractual rent changes. The lease concessions executed during the three months ended September 30, 2020 related to billed base rent of $4,045 and $2,006 for the three months ended June 30, 2020 and September 30, 2020, respectively. The $4,045 related to billed base rent for the three months ended June 30, 2020 was previously recorded within “Uncollectible lease income, net” during the three months ended June 30, 2020; and
•a $3,867 increase in reserve for uncollectible lease income primarily due to (i) higher accounts receivable balances as we have received approximately 82.2% (as of September 30, 2020) of base rent that was billed during the three months ended September 30, 2020, (ii) uncollected amounts related to tenants being accounted for on the cash basis of accounting, and (iii) lease concessions we have agreed in principle that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of September 30, 2020; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed, partially offset by the reclassification of amounts related to lease concession agreements that were executed during the current period and treated as negative variable lease adjustments, however were agreed in principle in the prior quarter.
Comparison of Results for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
Revenues:
Lease income	$322,856	$360,869	$(38,013)

Expenses:
Operating expenses	46,877	50,903	(4,026)
Real estate taxes	56,169	55,520	649
Depreciation and amortization	125,669	153,609	(27,940)
Provision for impairment of investment properties	2,625	11,177	(8,552)
General and administrative expenses	26,170	30,186	(4,016)
Total expenses	257,510	301,395	(43,885)

Other (expense) income:
Interest expense	(58,347)	(59,877)	1,530
Gain on sales of investment properties	—	18,872	(18,872)
Gain on litigation settlement	6,100	—	6,100
Other expense, net	(377)	(2,244)	1,867
Net income	12,722	16,225	(3,503)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$12,722	$16,225	$(3,503)
Net income attributable to common shareholders was $12,722 for the nine months ended September 30, 2020 compared to $16,225 for the nine months ended September 30, 2019. The $3,503 decrease was primarily due to the following:
•a $38,013 decrease in lease income primarily due to the impact of COVID-19 and related accounting for lease concession agreements and primarily consisting of:
•a $24,369 increase in reserve for uncollectible lease income primarily due to (i) higher accounts receivable balances as we have received approximately 72.9% and 82.2% (as of September 30, 2020) of base rent that was billed during the three months ended June 30, 2020 and September 30, 2020, respectively, (ii) uncollected amounts related to tenants being accounted for on the cash basis of accounting, and (iii) lease concessions we have agreed in principle that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of September 30, 2020; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed;
•a $3,909 decrease in straight-line rent primarily as a result of changes in collectibility of straight-line receivables;
•a $3,035 decrease in tenant recovery income primarily from lower recoverable property operating expenses in 2020; and
•a $2,849 decrease in base rent primarily from the operating properties sold during 2019 and 2020, partially offset by the operating properties acquired during 2019 and 2020; and
•an $18,872 decrease in gain on sales of investment properties related to the sale of one investment property consisting of approximately 105,900 square feet of GLA that was impaired during the nine months ended September 30, 2020 compared to the sale of two investment properties, representing approximately 236,100 square feet of GLA, and the sale of two land parcels that were sold for gains during the nine months ended September 30, 2019;

partially offset by
•a $27,940 decrease in depreciation and amortization primarily due to the write-off of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment during the nine months ended September 30, 2019. No such write-off occurred during the nine months ended September 30, 2020;
•an $8,552 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 11 and 12 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $2,625 and $11,177 during the nine months ended September 30, 2020 and 2019, respectively;
•a $6,100 gain on litigation settlement recognized during the nine months ended September 30, 2020 related to litigation with a former tenant. No such gain was recognized during the nine months ended September 30, 2019;
•a $4,026 decrease in operating expenses primarily due to lower recoverable property operating expenses in 2020;
•a $4,016 decrease in general and administrative expenses primarily due to a decrease in comparative cash bonus expense resulting from a significant reduction in cash bonus expectations for 2020; and
•a $1,530 decrease in interest expense primarily consisting of:
•a $5,365 decrease in prepayment penalties;
•a $3,627 decrease in interest on mortgages payable due to a reduction in mortgage debt; and
•a $1,763 decrease in interest on our unsecured revolving line of credit due to lower LIBOR rates;
partially offset by
•a $4,553 increase in interest on our five-year $120,000 unsecured term loan (Term Loan Due 2024) and seven-year $150,000 unsecured term loan (Term Loan Due 2026), which were entered into in July 2019;
•a $2,370 increase in interest on our 4.82% senior unsecured notes due 2029 (Notes Due 2029), which were issued in June 2019; and
•a $1,900 increase in interest on our Notes Due 2030, which were issued in August 2020.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Net income attributable to common shareholders	$12,722	$16,225	$(3,503)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	—	(18,872)	18,872
Gain on litigation settlement	(6,100)	—	(6,100)
Depreciation and amortization	125,669	153,609	(27,940)
Provision for impairment of investment properties	2,625	11,177	(8,552)
General and administrative expenses	26,170	30,186	(4,016)
Interest expense	58,347	59,877	(1,530)
Straight-line rental income, net	1,212	(2,697)	3,909
Amortization of acquired above and below market lease intangibles, net	(3,968)	(4,515)	547
Amortization of lease inducements	1,645	958	687
Lease termination fees, net	(599)	(1,751)	1,152
Non-cash ground rent expense, net	757	1,023	(266)
Other expense, net	377	2,244	(1,867)
NOI	218,857	247,464	(28,607)
NOI from Other Investment Properties	(3,278)	(4,869)	1,591
Same Store NOI	$215,579	$242,595	$(27,016)

	Nine Months Ended September 30,
	2020	2019	Change
Same Store NOI:
Base rent	$260,603	$261,757	$(1,154)
Percentage and specialty rent	1,798	2,581	(783)
Tenant recoveries	75,021	77,976	(2,955)
Other lease-related income	3,738	4,192	(454)
Uncollectible lease income, net	(24,714)	(1,188)	(23,526)
Property operating expenses	(45,499)	(48,019)	2,520
Real estate taxes	(55,368)	(54,704)	(664)
Same Store NOI	$215,579	$242,595	$(27,016)
Same Store NOI decreased $27,016, or 11.1%, primarily due to the following:
•a $23,526 increase in reserve for uncollectible lease income primarily due to (i) higher accounts receivable balances as we have received approximately 72.9% and 82.2% (as of September 30, 2020) of base rent that was billed during the three months ended June 30, 2020 and September 30, 2020, respectively, (ii) uncollected amounts related to tenants being accounted for on the cash basis of accounting, and (iii) lease concessions we have agreed in principle that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of September 30, 2020; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed; and
•a $1,099 increase in property operating expenses and real estate taxes, net of tenant recoveries, primarily due to (i) the positive impact from the common area maintenance and real estate tax reconciliation process in 2019 and (ii) an increase in net real estate taxes resulting from higher real estate tax assessments, partially offset by a decrease in certain net recoverable property operating expenses.
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

The following table presents a reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common shareholders	$(2,288)	$(28,153)	$12,722	$16,225
Depreciation and amortization of real estate	41,397	67,116	124,657	152,560
Provision for impairment of investment properties	2,279	11,177	2,625	11,177
Gain on sales of investment properties	—	(1,969)	—	(18,872)
FFO attributable to common shareholders	$41,388	$48,171	$140,004	$161,090
FFO attributable to common shareholders per common share outstanding – diluted	$0.19	$0.23	$0.66	$0.76

FFO attributable to common shareholders	$41,388	$48,171	$140,004	$161,090
Impact on earnings from the early extinguishment of debt, net (a)	3,464	7,581	3,464	7,581
Gain on litigation settlement	—	—	(6,100)	—
Other (b)	(15)	1,241	996	2,521
Operating FFO attributable to common shareholders	$44,837	$56,993	$138,364	$171,192
Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.21	$0.27	$0.65	$0.80
(a)Included within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).
(b)Primarily consists of the impact on earnings from litigation involving the Company, including costs to engage outside counsel related to litigation with former tenants, which are included within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).
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
Over the last several years, we have made substantial progress in strengthening our balance sheet, as demonstrated by our reduced leverage, improved financial flexibility and higher unencumbered asset ratio. We believe this progress places us in a position to be able to better withstand the current unprecedented macroeconomic environment. However, there can be no assurances in this regard or that additional financing or capital will be available to us going forward, on favorable terms or at all. Additionally, as of October 26, 2020, we have collected 73.6%, 84.2% and 87.2% of base rent charges from our tenants related to the three months ended June 30, 2020 and September 30, 2020 and one month ended October 31, 2020, respectively, and have executed lease concession agreements, agreed in principle to lease amendments or applied security deposits for an aggregate additional 19.9%, 9.1% and 1.8% of the three months ended June 30, 2020 and September 30, 2020 and one month ended October 31, 2020, respectively. Uncollected billed base rent related to tenants who have declared bankruptcy represents an additional 1.5%, 0.9% and 0.7% of the three months ended June 30, 2020 and September 30, 2020 and one month ended October 31, 2020, respectively. If such a trend in cash collection activity continues, or possibly deteriorates, and if we reach additional agreements with tenants to defer or abate rent, our operating cash flows and liquidity will be negatively impacted. Furthermore, as of October 26, 2020, we agreed in principle and, in certain circumstances, executed agreements with tenants whereby we expect to address through lease concessions approximately $937 of base rent charges pertaining to future periods. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all. Over the last several years as we worked to fortify our balance sheet, we funded debt maturities primarily through asset dispositions and capital markets transactions, including the public offering of our common stock and private and public offerings of senior unsecured notes. As of September 30, 2020, we have no scheduled debt maturities and $588 of principal amortization due through 2021, which we plan on satisfying through a combination of cash flows from operations, working capital and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of September 30, 2020:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$92,744	4.36%	Various	4.3 years

Unsecured notes payable:
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	3.8 years
Senior notes – 4.00% due 2025	350,000	4.00%	March 15, 2025	4.5 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	6.0 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	8.2 years
Senior notes – 4.82% due 2029	100,000	4.82%	June 28, 2029	8.7 years
Senior notes – 4.75% due 2030	400,000	4.75%	September 15, 2030	10.0 years
Total unsecured notes payable (a)	1,200,000	4.42%		7.0 years

Unsecured credit facility:
Revolving line of credit – variable rate	—	1.20%	April 22, 2022 (b)	1.6 years

Unsecured term loans:
Term Loan Due 2023 – fixed rate (c)	200,000	4.05%	November 22, 2023	3.1 years
Term Loan Due 2024 – fixed rate (d)	120,000	2.88%	July 17, 2024	3.8 years
Term Loan Due 2026 – fixed rate (e)	150,000	3.27%	July 17, 2026	5.8 years
Total unsecured term loans (a)	470,000	3.50%		4.2 years

Total consolidated indebtedness	$1,762,744	4.17%		6.1 years
(a)Fixed rate mortgages payable excludes mortgage discount of $(461) and capitalized loan fees of $(208), net of accumulated amortization, as of September 30, 2020. Unsecured notes payable excludes discount of $(6,687) and capitalized loan fees of $(7,834), net of accumulated amortization, as of September 30, 2020. Unsecured term loans exclude capitalized loan fees of $(2,609), net of accumulated amortization, as of September 30, 2020. Capitalized loan fees related to the revolving line of credit are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.
(b)We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.
(c)Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.20% as of September 30, 2020.
(d)Reflects $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of September 30, 2020.
(e)Reflects $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.50% as of September 30, 2020.
Mortgages Payable
During the nine months ended September 30, 2020, we prepaid a $306 mortgage payable, which had a fixed interest rate of 7.48%, incurred a $16 debt prepayment fee and made scheduled principal payments of $1,854 related to amortizing loans.

Unsecured Notes Payable
Notes Due 2030
On August 25, 2020, we completed a public offering of $400,000 in aggregate principal amount of 4.75% senior unsecured notes due 2030 (Notes Due 2030). The Notes Due 2030 were priced at 98.684% of the principal amount to yield 4.917% to maturity and will mature on September 15, 2030, unless earlier redeemed. The proceeds were used to repay (i) our $250,000 unsecured term loan due 2021, (ii) the $100,000 principal balance of our 4.12% senior unsecured notes due 2021 (Notes Due 2021), (iii) borrowings on our unsecured revolving line of credit, and (iv) general corporate purposes. We made make-whole provision payments totaling $2,770 in connection with the repayment of the Notes Due 2021.
The indenture, as supplemented, governing the Notes Due 2030 contains customary covenants and events of default. Pursuant to the terms of the indenture, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and consolidated leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
Notes Due 2025
On July 21, 2020, we completed a public offering of $100,000 in aggregate principal amount of 4.00% senior unsecured notes due 2025 (Notes Due 2025), issued at 99.010% of par value to yield 4.236% plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, our previously issued Notes Due 2025 and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion. The proceeds were used to repay borrowings on our unsecured revolving line of credit and for general corporate purposes.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000, consisting of an $850,000 unsecured revolving line of credit that matures on April 22, 2022 and a $250,000 unsecured term loan that matures on January 5, 2021 (Unsecured Credit Facility). During the three months ended September 30, 2020, we repaid the $250,000 unsecured term loan that bore interest at a rate of LIBOR plus a credit spread ranging from 1.20% to 1.70% with proceeds from the issuance of the Notes Due 2030. The unsecured revolving line of credit is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of September 30, 2020, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the unsecured revolving line of credit:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$850,000 unsecured revolving line of credit	4/22/2022	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.825%–1.55%	0.125%–0.30%
The Unsecured Credit Facility has a $500,000 accordion option that allows us, at our election, to increase the total Unsecured Credit Facility up to $1,350,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) our ability to obtain additional lender commitments.
As of September 30, 2020, we had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Unsecured Term Loans
As of September 30, 2020, we have the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024), and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026), each of which bears interest at a rate of LIBOR, adjusted based on applicable reserve percentages established by the Federal Reserve, plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of September 30, 2020, making such an election would have resulted in a higher interest rate for each of the unsecured term loans and, as such, we have not made the election to convert to an investment grade pricing grid.
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
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of September 30, 2020 for the remainder of 2020, each of the next four years and thereafter, and the weighted average interest rates by year, as well as the fair value of our indebtedness as of September 30, 2020.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$588	$2,409	$26,641	$31,758	$1,737	$29,611	$92,744	$94,078
Fixed rate term loans (b)	—	—	—	200,000	120,000	150,000	470,000	458,788
Unsecured notes payable (c)	—	—	—	—	150,000	1,050,000	1,200,000	1,205,002
Total fixed rate debt	588	2,409	26,641	231,758	271,737	1,229,611	1,762,744	1,757,868

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	—	—	—	—
Total debt (d)	$588	$2,409	$26,641	$231,758	$271,737	$1,229,611	$1,762,744	$1,757,868

Weighted average interest rate on debt:
Fixed rate debt	4.08%	4.08%	4.81%	4.06%	3.83%	4.26%	4.17%
Variable rate debt (e)	—	—	1.20%	—	—	—	1.20%
Total	4.08%	4.08%	4.81%	4.06%	3.83%	4.26%	4.17%
(a)Excludes mortgage discount of $(461) and capitalized loan fees of $(208), net of accumulated amortization, as of September 30, 2020.
(b)Excludes capitalized loan fees of $(2,609), net of accumulated amortization, as of September 30, 2020. The following variable rate term loans have been swapped to fixed rate debt: (i) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (ii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iii) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of September 30, 2020, the applicable credit spread for (i) and (ii) was 1.20% and for (iii) was 1.50%.
(c)Excludes discount of $(6,687) and capitalized loan fees of $(7,834), net of accumulated amortization, as of September 30, 2020.
(d)The weighted average years to maturity of consolidated indebtedness was 6.1 years as of September 30, 2020.
(e)Represents interest rate as of September 30, 2020, however, the revolving line of credit was not drawn as of September 30, 2020.

Our unsecured debt agreements, consisting of the (i) unsecured credit agreement, as amended governing the Unsecured Credit Facility, (ii) term loan agreement, as amended governing the Term Loan Due 2023, (iii) term loan agreement, as amended governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.58% senior unsecured notes due 2024 (Notes Due 2024), (v) indenture, as supplemented, governing the Notes Due 2025, (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029) and (viii) indenture, as supplemented, governing the Notes Due 2030, contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) a minimum debt service coverage ratio; and (vi) a minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in the covenant calculations are based on the most recent four fiscal quarters of activity. As such, the impact of short-term relative adverse operating results, if any, on our financial covenants is partially mitigated by previous and/or subsequent operating results. As of September 30, 2020, management believes we were in compliance with the financial covenants and default provisions under the unsecured debt agreements.
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
On May 1, 2020, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock to preserve and enhance liquidity and capital positioning. During the three months ended September 30, 2020, our board of directors declared a quarterly distribution of $0.05 per share of common stock. We declared distributions totaling $0.215625 per share of common stock during the nine months ended September 30, 2020.
We have an existing common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $500,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the nine months ended September 30, 2020. As of September 30, 2020, $189,105 remained available for repurchases of shares of our common stock under our common stock repurchase program.

Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, can be met with (i) cash flows from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
As of September 30, 2020, we have active expansion and redevelopment projects at Circle East, One Loudoun Downtown, The Shoppes at Quarterfield and a vacant pad development at Southlake Town Square. To date, we have invested a total of approximately $81,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partner at One Loudoun Downtown. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $97,000 to $111,000 of additional investment from us to complete these projects. During the three months ended March 31, 2020, we halted plans for vertical construction at our Carillon redevelopment in response to current macroeconomic conditions due to the impact of the COVID-19 pandemic and materially reduced the planned scope and spend for the project, driving a reduction in our expected 2020 redevelopment spend of approximately $75,000 to $100,000. As of September 30, 2020, we have completed the current scope of site work preparation at Carillon in anticipation of future vertical development at the site.
We capitalized $633 and $1,900 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three and nine months ended September 30, 2020, respectively, and $679 and $2,004 during the three and nine months ended September 30, 2019, respectively. We also capitalized internal leasing incentives of $66 and $168 during the three and nine months ended September 30, 2020, respectively, and $111 and $247 during the three and nine months ended September 30, 2019, respectively, all of which were incremental to signed leases.
In addition, we capitalized $1,338 and $4,001 of indirect project costs related to redevelopment projects during the three and nine months ended September 30, 2020, including, among other costs, $318 and $1,019 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $804 and $2,325 of interest, respectively. We capitalized $1,204 and $2,437 of indirect project costs related to redevelopment projects during the three and nine months ended September 30, 2019, including, among other costs, $366 and $1,066 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $570 and $940 of interest, respectively.
Dispositions
The following table highlights our property dispositions during 2019 and the nine months ended September 30, 2020:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2020 Disposition (through September 30, 2020)	1	105,900	$13,900	$11,343	$—
2019 Dispositions	2	236,100	$44,750	$39,594	$—
(a)Represents total consideration net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable.
In addition to the transactions presented in the preceding table, during the nine months ended September 30, 2020, we received proceeds of $26 from a condemnation award. During the year ended December 31, 2019, we received net proceeds of $5,062 in connection with the second and third phases of the sale of a land parcel, which included rights to develop 22 residential units, at One Loudoun Downtown.
Acquisitions
The following table highlights our asset acquisitions during 2019 and the nine months ended September 30, 2020:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2020 Acquisition (through September 30, 2020) (a)	1	154,700	$55,000	$—
2019 Acquisitions (b)	3	73,600	$29,976	$—
(a)2020 acquisition is the fee interest in our Fullerton Metrocenter multi-tenant retail operating property. In connection with this acquisition, we also assumed the lessor position in a ground lease with a shadow anchor. The total number of properties in our portfolio was not affected by this transaction.

(b)In addition to the acquisition of one multi-tenant retail operating property, 2019 acquisitions include the purchase of the following that did not affect our property count: (i) a parcel adjacent to our Paradise Valley Marketplace multi-tenant retail operating property and (ii) a single-user parcel at our Southlake Town Square multi-tenant retail operating property.
Summary of Cash Flows

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$118,641	$170,688	$(52,047)
Net cash used in investing activities	(147,495)	(63,023)	(84,472)
Net cash provided by (used in) financing activities	46,235	(104,763)	150,998
Increase in cash, cash equivalents and restricted cash	17,381	2,902	14,479
Cash, cash equivalents and restricted cash, at beginning of period	14,447	19,601
Cash, cash equivalents and restricted cash, at end of period	$31,828	$22,503
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties and (iii) gain on sales of investment properties. Net cash provided by operating activities during the nine months ended September 30, 2020 decreased $52,047 primarily due to the following:
•a $28,607 decrease in NOI, consisting of a decrease in Same Store NOI and NOI from properties that were sold or held for sale in 2019 and 2020 and other properties not included in our same store portfolio;
•a $20,266 decrease in comparative changes in accounts receivable, net due to a decrease in the rate and aggregate amount of cash collections of charges billed to tenants as a result of the COVID-19 pandemic during the second and third quarters of 2020 as compared to historical levels;
•a $1,334 increase in cash paid for interest, excluding debt prepayment fees;
•a $337 increase in cash bonuses paid related to the results of 2019; and
•ordinary course fluctuations in working capital accounts;
partially offset by
•a $1,093 decrease in cash paid for leasing fees and inducements.
As a result of COVID-19, a number of our tenants were required to temporarily close their stores or modify their operations and, as a result, requested lease concessions. As of September 30, 2020, approximately 94% of our tenants (based on GLA) were open. While working to preserve our cash flow, we are also working with our tenants regarding requests for lease concessions. During the second and third quarters of 2020, we agreed in principle, and, in certain circumstances, executed agreements, with tenants regarding lease concessions. The majority of these concessions are for the deferral of amounts billed, without an extension of the lease term. However, certain of these lease concessions include abatement, a combination of deferral and abatement, or provide a concession that includes the extension of the existing lease term, which requires us to apply lease modification accounting. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. As of September 30, 2020, we agreed in principle and, in certain circumstances, executed lease concessions to defer, without an extension of the lease term, $7,965 and $4,878 of previously uncollected base rent charges related to the second and third quarters of 2020, respectively, and to address an additional $6,965 and $3,028 of previously uncollected base rent charges related to the second and third quarters of 2020, respectively, through abatement, a combination of deferral and abatement or a concession with the extension of the lease term. As of September 30, 2020, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to be received starting approximately four months from September 30, 2020 and will be received over a period of approximately 11 months once started.
Subsequent to September 30, 2020, we agreed in principle and, in certain circumstances, executed agreements with additional tenants whereby we expect to address an additional $765 and $190 of previously uncollected base rent charges related to the second and third quarters of 2020, respectively. Furthermore, we agreed in principle and, in certain circumstances, executed agreements with tenants whereby we expect to address through lease concessions approximately $937 of base rent charges pertaining to future periods. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all.
As of October 30, 2020, approximately 96% of our tenants (based on GLA), or 95% of our tenants (based on ABR), were open. We have not yet reached agreements, and in some cases do not anticipate reaching agreements, to defer or abate rent with certain tenants regarding concession requests, as discussions are ongoing, and certain tenants have not paid or only partially paid their rent and other charges. As of October 26, 2020, we have collected 73.6%, 84.2% and 87.2% of base rent charges related to the three months ended June 30, 2020 and September 30, 2020 and one month ended October 31, 2020, respectively. If such a trend in cash collection activity continues, or possibly deteriorates, and if we reach additional agreements with tenants to defer or abate rent, our operating cash flows will be negatively impacted. We will continue to work with tenants regarding lease concession requests, which may or may not include some element of rent deferral and, in some cases, partial rent abatement. While seeking to work toward a mutually agreeable outcome with tenants directly impacted by COVID-19, we believe that certain tenants, which remain open and have the ability to pay, have elected to withhold base rent unnecessarily. We are not forgoing our contractual rights under our lease agreements and our tenants do not have a clear contractual right to cease paying rent due to government closures, and, as a result, non-payment of rent generally constitutes a default. However, COVID-19 and the related governmental orders present fairly novel situations and it is possible government action could impact our rights.
Management believes that cash flows from operations, working capital and our unsecured revolving line of credit will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, net of proceeds from the sales of investment properties. Net cash flows from investing activities during the nine months ended September 30, 2020 decreased $84,472 due to the following:
•a $41,122 increase in investment in developments in progress;
•a $33,287 decrease in proceeds from the sales of investment properties; and
•a $25,079 increase in cash paid to purchase investment properties;
partially offset by
•a $15,016 decrease in capital expenditures and tenant improvements.
For the remainder of 2020, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through cash flows generated from operations, working capital and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our unsecured revolving line of credit and the issuance of debt instruments, partially offset by (i) repayments of our unsecured revolving line of credit, unsecured debt instruments and mortgages payable, (ii) distribution payments, (iii) payment of loan fees and deposits, (iv) debt prepayment costs and (v) principal payments on mortgages payable. Net cash flows from financing activities during the nine months ended September 30, 2020 increased $150,998 primarily due to the following:
•a $393,746 increase in proceeds from the issuance of unsecured notes payable;
•a $231,000 change in the activity on our unsecured revolving line of credit from net repayments of $249,000 during the nine months ended September 30, 2019 compared to net repayments of $18,000 during the nine months ended September 30, 2020;
•a $107,757 decrease in principal payments on mortgages payable;
•a $35,290 decrease in distributions paid; and

•a $5,365 decrease in debt prepayment fees;
partially offset by
•a $270,000 decrease in proceeds from the Term Loan Due 2024 and Term Loan Due 2026 during the nine months ended September 30, 2019. No such proceeds were received in 2020;
•a $250,000 increase in repayments of unsecured term loans resulting from the repayment of our unsecured term loan due 2021 during the nine months ended September 30, 2020. No such repayments were made in 2019;
•a $100,000 increase in repayments of unsecured notes payable resulting from the repayment of our Notes Due 2021 during the nine months ended September 30, 2020. No such repayments were made in 2019; and
•a $2,884 increase in the payment of loan fees and deposits.
We plan to continue to address our debt maturities through a combination of (i) cash flows from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the nine months ended September 30, 2020, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
Our 2019 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and lease income. Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 includes an update of our policies related to lease income and accounts receivable as a result of significant changes in judgments related to the COVID-19 pandemic. For the three months ended September 30, 2020, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to September 30, 2020, we paid the cash dividend for the third quarter of 2020 of $0.05 per share on our outstanding Class A common stock.

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
As of September 30, 2020, we had $470,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of September 30, 2020 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Liability
Term Loan Due 2023	$200,000	November 22, 2023	$16,338
Term Loan Due 2024	120,000	July 17, 2024	6,556
Term Loan Due 2026	150,000	July 17, 2026	11,910
	$470,000		$34,804
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of September 30, 2020 for the remainder of 2020, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 7 – Debt in the accompanying condensed consolidated financial statements and Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities” contained herein.
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $20,653.
The combined carrying amount of our debt is approximately $12,923 lower than the fair value as of September 30, 2020.
As of September 30, 2020, we had $470,000 of variable rate debt that has been swapped to fixed rate debt and access to a variable rate revolving line of credit with an interest rate of 1.20% based on LIBOR; however, the revolving line of credit was not drawn as of September 30, 2020. An increase in the variable interest rate on the revolving line of credit constitutes a market risk. If interest rates increase by 1%, there would be no change to interest expense as the revolving line of credit is undrawn as of September 30, 2020.
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
Based on management’s evaluation as of September 30, 2020, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I. “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended September 30, 2020 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities
From time to time, employees surrender shares of Class A common stock to the Company to satisfy their tax withholding obligations in connection with the vesting of common stock and restricted shares. There were no shares of Class A common stock surrendered or repurchased during the three months ended September 30, 2020.
As of September 30, 2020, $189,105 remained available for repurchases under our $500,000 common stock repurchase program, which has no scheduled expiration date.
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
4.3
Third Supplemental Indenture, dated August 25, 2020, by and between Retail Properties of America, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020).

4.4
Form of 4.750% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.2 and attached as Exhibit A to the Third Supplemental Indenture filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020).

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
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	November 3, 2020

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	November 3, 2020