Form 10-K
period 2020-12-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2021-02-17
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the Class A common stock held by non-affiliates was approximately $1.6 billion based upon the closing price as reported on the New York Stock Exchange on June 30, 2020 of $7.32 per share. (For this computation, the Registrant has excluded the market value of all shares of Class A common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
Number of shares outstanding of the registrant’s class of common stock as of February 12, 2021:
Class A common stock:    214,613,342 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 27, 2021 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2020.

RETAIL PROPERTIES OF AMERICA, INC.

PART I
All dollar amounts and share amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share, per square foot and per unit amounts. In this report, all references to “we,” “our” and “us” refer collectively to Retail Properties of America, Inc. and its subsidiaries.
ITEM 1. BUSINESS
General
Retail Properties of America, Inc. is a real estate investment trust (REIT) that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of December 31, 2020, we owned 102 retail operating properties in the United States representing 19,962,000 square feet of gross leasable area (GLA) and had four expansion and redevelopment projects. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of December 31, 2020:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	62	10,337	92.2%	93.8%
Power centers	22	4,816	94.7%	95.2%
Lifestyle centers and mixed-use properties (b)	16	4,548	87.1%	88.7%
Total multi-tenant retail	100	19,701	91.6%	93.0%
Single-user retail	2	261	100.0%	100.0%
Total retail operating properties	102	19,962	91.7%	93.1%
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (c)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105
(a)Includes leases signed but not commenced.
(b)Excludes the 18 multi-family rental units at Plaza del Lago. As of December 31, 2020, 17 multi-family rental units were leased at an average monthly rental rate per unit of $1,373.
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
Business Objectives and Strategies
In 2018, we completed our portfolio transformation and are now a prominent owner of multi-tenant retail properties, many with a mixed-use component, primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. As a result, our portfolio is better focused, and since our inaugural investor day in 2013, we have (i) improved our retail annualized base rent (ABR) by 34% to $19.36 per square foot as of December 31, 2020 from $14.46 per square foot as of March 31, 2013, (ii) increased our concentration in lifestyle and mixed-use properties based on multi-tenant retail ABR by 1,800 basis points to 34% as of December 31, 2020 from 16% as of March 31, 2013, (iii) reduced our top 20 retail tenant concentration of total ABR by 1,070 basis points to 27.2% as of December 31, 2020 from 37.9% as of March 31, 2013, and (iv) reduced our indebtedness by 32% to $1,762,156 as of December 31, 2020 from $2,601,912 as of March 31, 2013. Additionally, as of December 31, 2020, approximately 88.6% of our multi-tenant retail ABR was generated in the top 25 metropolitan statistical areas (MSAs), as determined by the United States Census Bureau and ranked based on the most recently available population estimates.
We are focused on optimizing our tenancy, asset level configurations and merchandising through accretive leasing activity and mixed-use expansion and redevelopment projects. Our 2020 leasing activity was accretive, as we signed 371 new and renewal leases across 2,166,000 square feet of GLA for a blended comparable re-leasing spread of 3.0%, achieving comparable cash leasing spreads across 1,760,000 square feet of positive 4.0% on signed renewal leases (1,537,000 square feet) and negative (2.8)% on signed new leases (223,000 square feet). This 2020 signed leasing activity represents approximately 10.9% of our portfolio GLA. These signings helped us achieve the following statistics related to leasing, occupancy and ABR as of December 31, 2020:
•retail portfolio occupancy of 91.7%;
•retail portfolio percent leased, including leases signed but not commenced, of 93.1%;
•retail anchor tenant occupancy of 94.7%;
•retail anchor tenant percent leased, including leases signed but not commenced, of 96.2%; and
•retail portfolio ABR per occupied square foot of $19.36.
During 2020, we also achieved average annual contractual rent increases on signed new leases of approximately 175 basis points.
Our active expansion and redevelopment projects consist of approximately $179,000 to $192,000 of expected investment through 2022, equivalent to approximately 6% of the net book value of our investment properties as of December 31, 2020. These predominantly mixed use-focused projects include the redevelopment at Circle East, the expansion projects of Pads G & H at One Loudoun Downtown and site and building reconfiguration at The Shoppes at Quarterfield as well as the vacant pad development at Southlake Town Square. In response to macroeconomic conditions due to the novel coronavirus (COVID-19) pandemic, we halted plans for vertical construction at our Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project. As of December 31, 2020, we had completed the current scope of site work preparation at Carillon in anticipation of future vertical development at the site. In addition, during the year ended December 31, 2020, we terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon. Our current portfolio of assets contains numerous additional projects in the longer-term pipeline, including, among others, redevelopment at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
During 2020, we invested $81,408 in our expansion and redevelopment projects. We:
•completed the site and building reconfiguration and placed the grocer space, which represents approximately 37% of the GLA under redevelopment, in service at The Shoppes at Quarterfield;
•placed the garage portion of Pad G at One Loudoun Downtown in service;
•advanced construction work at the single-tenant pad development at Southlake Town Square; and
•signed four additional leases at the Circle East redevelopment with leading national retailers, bringing the project to 17% leased as of December 31, 2020.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy, including the retail sector within the U.S., and has contributed to significant volatility and negative pressure in the financial markets. Many U.S. states and cities, including where we own properties and/or have development sites, imposed measures, and continue to impose measures to varying degrees, intended to control the spread of COVID-19, such as instituting “shelter-in-place” rules, limitations on public gatherings and restrictions on certain business operations and/or the types of construction projects that may continue. As a result of the pandemic and the measures implemented to mitigate its impact, a number of our tenants were required to temporarily close their stores or modify their operations and, as a result, requested lease concessions. During 2020, we agreed in principle and, in the majority of these circumstances, executed agreements with tenants regarding lease concessions to defer, without an extension of the lease term, $12,321 of previously uncollected base rent charges related to the year ended December 31, 2020 and to address an additional $14,620 of previously uncollected base rent charges related to the year ended December 31, 2020 through abatement, a combination of deferral and abatement or a concession with the extension of the lease term. In addition, during 2020, retail portfolio occupancy declined 350 basis points to 91.7% as of December 31, 2020 and retail portfolio percent leased, including leases signed but not commenced, declined 310 basis points to 93.1% as of December 31, 2020. Relatedly, ABR in our retail operating portfolio decreased 4.5% from $371,135 as of December 31, 2019 to $354,493 as of December 31, 2020.
As of December 31, 2020, all of our properties were open for the benefit of the communities and customers that our tenants serve and approximately 97% of our tenants (based on GLA), or 96% of our tenants (based on ABR), were open. While many U.S. states and cities have eased or lifted such restrictions, some have subsequently reinstated restrictions and others may do so in the future. We have experienced improving rent collection levels since the beginning of the pandemic, collecting 75.8%, 86.8% and 92.4% for the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively. We continue to closely monitor the impact of the pandemic on all aspects of our business. Due to numerous uncertainties, it is not possible to accurately predict the ultimate impact the pandemic will have on our financial condition, results of operations and cash flows. Certain of our tenants, many of which are considered essential businesses, remain open and continue to operate during this time. Based on ABR of leases in effect as of December 31, 2020, essential businesses and office represent approximately 38.7% of our ABR, including 8.6% from grocery/warehouse clubs and 6.8% from office tenants.
Competition
In seeking new investment opportunities, we compete with other real estate investors, including other REITs, pension funds, insurance companies, foreign investors, real estate partnerships, private equity funds, private individuals, and other real estate companies.
From an operational perspective, we compete with other property owners on a variety of factors, including, but not limited to, location, visibility, amenities, convenience, quality and aesthetic value of construction, and tenant mix. These factors combine to largely determine the level of occupancy and rental rates that we are able to achieve at our properties. Because our revenue potential is linked to the success of retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience when trying to attract customers. These factors include other forms of retailing, including e-commerce and direct consumer sales, and general competition from other shopping centers. To remain competitive, we evaluate all of the factors affecting our centers and work to position them accordingly. We believe the principal factors that retailers consider in making their leasing decisions include:
•local consumer demographics;
•long term population growth;
•quality and location of properties;
•asset configuration;
•sales projections and store spacing;
•diversity and perceived quality of retailers within individual shopping centers;
•management and operational expertise of the landlord; and
•rental rates.
Based on these factors, we believe that the size and scope of our property portfolio and operating platform, as well as the overall quality, adjacencies and attractiveness of our individual properties, enable us to compete effectively for retail tenants. We believe that our geographically focused strategy enhances our ability to drive long-term revenue growth by more thoroughly understanding the local market dynamics through scale and market relevancy.

Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at the generally applicable corporate tax rate. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income. We have one wholly owned consolidated subsidiary that has jointly elected to be treated as a taxable REIT subsidiary, or TRS, for U.S. federal income tax purposes. A TRS is taxed on its net income at the generally applicable corporate tax rate. The income tax expense incurred through the TRS has not had a material impact on our consolidated financial statements. We intend to remain eligible to be taxed as a REIT for U.S. federal income tax purposes and minimize our U.S. federal income tax obligations; therefore, these requirements will limit our operational flexibility and result in compliance costs, which could impact our earnings and competitive position in comparison to similar companies or other entities that do not seek to be taxed as a REIT for U.S. federal income tax purposes. Refer to Item 1A. “Risk Factors – Risks Related to Our REIT Status” for more information regarding our tax status and related requirements.
Government Regulation
General
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the Americans with Disabilities Act of 1990 (ADA). In addition to the discussion above regarding our tax status and below regarding the ADA and certain environmental matters, see Item 1A. “Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.
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
Human Capital Resources
We believe that our workforce is a critically important asset. As of December 31, 2020, we had 214 employees, none of which were covered by collective bargaining agreements. We consider our relationship with our employees to be strong. Our talented team of individuals and experienced leaders are integral to the success of our Company and to providing value for all of the Company’s stakeholders. In addition, we depend on the efforts and expertise of our senior management team to manage our day-to-day operations and strategic business direction.
Diversity, Equity and Inclusion
We are committed to attracting, retaining and maximizing the performance of a diverse and inclusive workforce. We maintain employment policies that comply with federal, state and local labor laws and promote a culture of fairness and respect. These policies set forth our goal to provide equal employment opportunity without discrimination or harassment on the basis of age, gender (including identity or expression), marital status, civil partnership status, sexual orientation, disability, color, nationality, race or ethnic origin or religion or belief.
We have established a 20% diversity target for our board of directors, taking into consideration the experience and skill sets required of the board of directors. Further, during 2020, we initiated a relationship with Jopwell Inc., a diversity, equity and inclusion partner, to support recruiting a diverse and talented team. We also conducted an unconscious bias, respect in the workplace and diversity training to further enhance our cultural behaviors. As of December 31, 2020, approximately 52% of our workforce was female and minorities represented approximately 26% of our team.
Professional Development and Training
We maintain a strong culture of performance management to ensure the long-term success of the Company. We value each team member’s professional development and provide growth opportunities. Our annual performance management process is an interactive process between managers and employees that includes various touchpoints throughout the year.
In 2020, we established a learning management portal for all employees that provides virtual, on-demand training on a variety of subjects. This portal provides all team members with the opportunity to establish individualized training plans to further their professional development. In addition, we invest in our team through various professional development trainings, such as:
•executive coaching and 360° performance reviews;
•Kellogg Executive Education for Female Leaders; and
•new manager training.
Total Rewards Program
Our total rewards program is designed to provide a compensation package that will attract, retain, motivate and reward outstanding performance. We provide (i) base salaries, which are eligible for annual merit increases, and (ii) incentive pay at certain levels within the organization, comprised of short-term cash and long-term stock incentives based on Company and individual performance. In addition, we offer a comprehensive benefits package to meet the diverse health needs of our team members.

Annually, we issue total rewards statements to all team members that highlight employee and Company contributions in participating benefit categories. The total compensation value is reviewed as part of our performance management program and further highlights the investments we continue to make in our team.
Our executive compensation program is designed to reward Company and individual performance and achievements commensurate with our business results and the execution of our strategic objectives. We also believe that our executive compensation program encourages the alignment of management’s interests with those of our stockholders and help us continue to attract, retain and motivate the key employees who are responsible for driving our long-term value creation.
Team Wellness
Team health and wellness programs are key to our employees’ success. Employee well-being comprises four key fundamental pillars to ensure employee needs are met: physical, emotional, social and financial. We provide regular programming for team members to ensure all have access to wellness programs.
Our focus on the well-being of our team members is further demonstrated by our response to COVID-19:
•added work-from-home flexibility and limited the number of team members onsite;
•established physical distancing practices for team members in our office locations;
•implemented temperature screenings for team members and visitors at our corporate office;
•increased cleaning protocols; and
•prohibited non-essential business travel.
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
ITEM 1A. RISK FACTORS
Set forth below are the risks that we believe are material to our investors and careful consideration should be given to these risk factors, in addition to the other information included in this annual report. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our common stock or unsecured debt. In addition to the following disclosures, please refer to the explanation of qualification and limitations on forward-looking statements beginning on page 25 and you should also refer to the other information contained in this report, including the accompanying consolidated financial statements and the related notes.
RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES
The COVID-19 pandemic and measures intended to prevent its spread has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies, and could materially and adversely impact our cash flow, financial condition and results of operations.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy, including the retail sector within the U.S., and has contributed to significant volatility and negative pressure in the financial markets. Many U.S. states and cities, including where we own properties and/or have development sites, imposed measures, and could continue to impose measures to varying degrees, intended to control the spread of COVID-19, such as instituting “shelter-in-place” rules, limitations on public gatherings and restrictions on certain business operations and/or the types of construction projects that may continue. As a result of the pandemic and the measures implemented to mitigate its impact, a number of our tenants were required to temporarily close their stores or modify their operations and, as a result, requested lease concessions.
The extent to which COVID-19 ultimately impacts our business, operations and financial condition will depend, in part, on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, actions taken to contain the pandemic or mitigate its impact, including the adoption of available COVID-19 vaccines, all of which could vary by geographic region in which our properties are located. For example, it is possible that public health officials and governmental authorities in the markets in which we operate may impose additional restrictions in an effort to slow the spread of COVID-19 or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of the adverse impacts on the economy. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 may materially adversely affect our cash flow, financial condition and results of operations, and it may also have the effect of heightening many of the risks described herein, including:
•a complete or partial closure of, or a decrease in customer traffic at, one or more of our properties, which has and could continue to adversely affect our operations and those of our tenants;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which has caused and could continue to cause one or more of our tenants, including certain significant tenants, to be unable to meet their rent payment or other obligations to us in full, or at all, or to otherwise seek modifications of such obligations or declare bankruptcy;
•decreases in consumer discretionary spending and consumer confidence during the pandemic, as well as a decrease in individuals’ willingness to frequent our properties as a result of the public health risks and social impacts of the pandemic, which could affect the ability of our properties to generate sufficient revenues to meet operating and other expenses in the short and long term;
•inability to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all, which could cause interruptions or delays in the receipt of rental payments or the non-receipt of rental payments;
•state, local or industry-initiated efforts, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions, which may affect our ability to collect rent or enforce remedies for the failure to pay rent;
•severe disruption and instability in the U.S. and global financial markets or deterioration in credit and financing conditions, which may affect our ability to access capital on attractive terms or at all;
•a reduction in cash flows, which could impact our ability to, in the future, pay dividends to our stockholders at past levels;
•our ability to remain in compliance with the financial covenants set forth in our unsecured credit agreement and other debt agreements, which non-compliance could result in a default and, potentially, an acceleration of such indebtedness;
•a general decline in business activity and demand for real estate transactions, which could adversely affect the value of our portfolio and our ability or desire to make strategic acquisitions or dispositions;
•disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, including as a result of restrictions on construction activity due to containment measures, which could cause delays in completing ongoing or future construction, expansion or redevelopment projects;
•the potential negative impact on the health of our employees or the employees of our tenants, particularly if a significant number of our or their executive management team or key employees are impacted, which could result in a deterioration in our and our tenants’ ability to ensure business continuity during a disruption;
•any inability to effectively manage our portfolio and operations while working remotely during the COVID-19 pandemic and for a time after such pandemic, which could adversely impact our business; and
•the limited access to our facilities, management, tenants, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

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
Real estate investments are subject to various risks, many of which are beyond our control. Our operating and financial performance and the value of our properties can be affected by many of these risks, including, but not limited to, the following:
•national, regional and local economies, which may be negatively impacted by inflation, deflation, government deficits, high unemployment rates, severe weather or other natural disasters, decreased consumer confidence, industry slowdowns, reduced corporate profits, lack of liquidity, pandemics and other adverse business conditions;
•local real estate conditions, such as an oversupply of retail space or a reduction in demand for retail space, resulting in vacancies or compromising our ability to rent space on favorable terms;
•the perception by retailers or customers of the convenience, quality and safety of our properties compared to competing retail properties and other retailing platforms such as the internet;
•adverse changes in the financial condition of tenants at our properties, including financial difficulties, lease defaults or bankruptcies;
•competition for investment opportunities from other real estate investors with significant capital, including other REITs, real estate operating companies and institutional investment funds;
•the illiquid nature of real estate investments, which may limit our ability to sell properties at the terms desired or at terms favorable to us;
•fluctuations in interest rates and the availability of financing, which could adversely affect our ability and the ability of potential buyers and tenants at our properties to obtain financing on favorable terms or at all;
•changes in, and changes in the enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the ADA; and
•civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, hurricanes and floods, which may result in uninsured and underinsured losses.
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
The economic conditions in markets where our properties are concentrated greatly influence our financial condition and results of operations. As of December 31, 2020, approximately 84.1% of our GLA and approximately 88.2% of our ABR in our retail operating portfolio was from 15 of the top 25 MSAs and we may continue to increase our concentration in these markets. Notably, approximately 34.1% of our GLA and approximately 34.7% of our ABR in our retail operating portfolio was located in the state of Texas as of December 31, 2020. In addition, approximately 14.7% of our GLA and approximately 16.3% of our ABR in our retail operating portfolio was located in the Washington, D.C./Baltimore MSAs as of December 31, 2020. Poor economic or market conditions in markets where our properties are located, including those in Texas and the Washington, D.C./Baltimore MSAs, may adversely affect our cash flow, financial condition and results of operations.
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
Approximately 6.9% of the total GLA in our retail operating portfolio was vacant as of December 31, 2020, excluding leases signed but not commenced. In addition, as of December 31, 2020, leases accounting for approximately 37.6% of the ABR in our retail operating portfolio are scheduled to expire within the next three years. We may choose not to renew leases based on various strategic factors such as operating strength of the occupying tenant, its retail category, merchandising composition of the property, other leasing opportunities available to us or redevelopment plans for the property. In our efforts to lease space, we compete with numerous developers, owners and operators of retail properties, many of whom own properties similar to, and in the same sub-markets as, our properties. In addition, tenants may decline to extend or renew a lease upon its expiration on terms favorable to us, or at all, or may exercise early termination rights, to the extent available. As a result, we cannot assure you that leases will be renewed or that current or future vacancies will be re-leased at rental rates equal to or above the current average rental rates without significant down time, or that substantial lease inducements, rent abatements, tenant improvements, early termination and co-tenancy rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. Additionally, we may incur significant capital expenditures or accommodate requests for renovations and other improvements to make our properties more attractive to tenants. If such events were to occur, our cash flow, financial condition and results of operations could be adversely affected.
Our inability to collect rents from tenants or collect balances due on our leases from tenants in bankruptcy or experiencing other significant financial hardship may negatively impact our cash flow, financial condition and results of operations.
Substantially all of our income is derived from rentals of real property. As of December 31, 2020, we have collected 75.8%, 86.8% and 92.4% of base rent charges from our tenants related to the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively. Due to the impacts of COVID-19, as of December 31, 2020, we executed agreements with tenants regarding lease concessions resulting in the deferral of base rent billed, although certain concessions also address tenant recoveries and other charges. As of December 31, 2020, we agreed in principle and, in the majority of these circumstances, executed lease concessions to defer, without an extension of the lease term, $12,321 of previously uncollected base rent charges related to the year ended December 31, 2020, the majority of which are expected to begin being received during 2021. In addition, we addressed an additional $14,620 of previously uncollected base rent charges related to the year ended December 31, 2020 through abatement, a combination of deferral and abatement or a concession with the extension of the lease term. If sales generated by retail tenants operating at our properties are not sufficient to meet their financial obligations or if tenants encounter other significant financial hardships, they may be unable to pay their minimum rents or other charges. If a significant number of our tenants are unable to make their rental payments to us or otherwise meet their lease obligations, our cash flow, financial condition and results of operations may be materially and adversely affected. In addition, although minimum rent is generally supported by long-term lease contracts, tenants who file bankruptcy, which represents 1.3% of our ABR as of December 31, 2020, have the legal right to reject any or all of their leases and close their stores. In the event that a tenant with a significant number of leases at our properties files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and we may not be able to collect all pre-petition amounts owed, which could adversely affect our cash flow, financial condition and results of operations.
If any of our anchor tenants experience a downturn in their business or terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Anchor tenants occupy a significant amount of the square footage (68.8% as of December 31, 2020) and pay a significant portion of the total rent (51.6% of ABR as of December 31, 2020) in our retail operating portfolio. In addition, anchor tenants and “shadow” anchors, or retailers in or adjacent to our properties that occupy space we do not own, contribute to the success of other tenants by drawing customers to a property. Our retail anchor tenant occupancy decreased to 94.7% as of December 31, 2020 from 97.6% as of December 31, 2019. The bankruptcy, insolvency or downturn in business of any of our anchor tenants could adversely affect our cash flow, financial condition and results of operations.
If small shop tenants are not successful and, consequently, terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Small shop tenants, those that occupy less than 10,000 square feet, in our retail operating portfolio represent 31.2% of occupied GLA, but 48.4% of ABR as of December 31, 2020. Such tenants may have more limited resources than larger tenants and, as a result, may be more vulnerable to negative economic conditions. Our retail small shop tenant occupancy decreased to 85.9% as of December 31, 2020 from 90.6% as of December 31, 2019. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and results of operations could be adversely affected.
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
We continue to evaluate the market of available properties and expect to continue to acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms or at all and successfully operate or develop them is subject to the following risks: (i) we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including other REITs, real estate operating companies and institutional investment funds, and even if we are able to acquire a desired property, competition from other potential investors may significantly increase the purchase price; (ii) we may incur significant costs and divert management’s attention in connection with the evaluation and negotiation of potential acquisitions, including ones that are subsequently not completed; (iii) we may be unable to finance acquisitions on favorable terms and in the time period we desire, or at all; (iv) we may be unable to quickly and efficiently integrate newly acquired properties, particularly the acquisition of portfolios of properties, into our existing operations; (v) we may acquire properties that are not initially accretive to our results, and we may not successfully manage and lease those properties to meet our expectations; and (vi) we may acquire properties that are subject to liabilities with limited or no recourse to former owners with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons to former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
If we are unable to acquire properties on favorable terms, obtain financing in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our cash flow, financial condition and results of operations could be adversely affected.
Joint venture investments could be adversely affected by our lack of sole decision-making authority.
As of December 31, 2020, we had one joint venture in connection with our development project at One Loudoun Downtown, and we may enter into additional joint venture arrangements in the future. Our existing joint venture and any additional joint venture arrangements in which we may engage in the future are, or could be, subject to various risks, including the following: (i) lack of exclusive control over the joint venture, which may prevent us from taking actions that are in our best interest; (ii) future capital constraints of our partners or failure of our partners to fund their share of required capital contributions, which may require us to contribute more capital than we anticipated to fund the developments and/or cover the joint venture’s liabilities; (iii) actions by our partners that could jeopardize our REIT status, require us to pay taxes or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements; (iv) disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business; (v) joint venture agreements may require prior consent of our joint venture partners for a sale or transfer to a third party of our interest in the joint venture, which would restrict our ability to dispose of our interest in such a joint venture; and (vi) joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring us to buy the other partner’s interest.
If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.
Development, redevelopment, expansions and pad development activities have inherent risks that could adversely impact our cash flow, financial condition and results of operations.
As of December 31, 2020, we had several expansion and redevelopment projects, including Circle East, One Loudoun Downtown, Southlake Town Square and The Shoppes at Quarterfield. We have invested a total of approximately $104,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partner at One Loudoun Downtown. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $75,000 to $88,000 of additional investment from us to complete these projects. We anticipate engaging in additional development, redevelopment, expansion and pad development of commercial retail space and residential units in the future. In addition to the risks associated with real estate investments in general as described elsewhere herein, the risks associated with future development, redevelopment, expansions and pad development activities include the following:
•expenditure of capital and time on projects that may never be completed;

•failure or inability to obtain financing on favorable terms or at all;
•inability to secure necessary zoning or regulatory approvals;
•higher than estimated construction or operating costs, including labor and material costs;
•inability to complete construction on schedule;
•significant time lag between commencement and stabilization resulting in delayed returns and greater risks due to fluctuations in the general economy, shifts in demographics and competition;
•decrease in customer traffic during the redevelopment period causing a decrease in tenant sales;
•inability to secure key anchor or other tenants for commercial retail projects or complete the lease-up of residential units at anticipated absorption rates or at all;
•occupancy and rental rates at a newly completed project may not meet expectations;
•loss of deposits or failure to recover expenses already incurred in connection with development opportunities we ultimately determine not to pursue; and
•suspension of development projects after construction has begun due to changes in economic conditions or other factors that may result in the write-off of costs, payment of additional costs or increases in overall costs if and when the project is restarted.
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
Our developed and redeveloped properties may be exposed to the following risks, among others: (i) we may lease properties at rental rates that are less than the rates projected at the time we decide to undertake the project; (ii) operating expenses and construction costs may be greater than projected at the start of the project, resulting in our investment being less profitable than we expected; and (iii) occupancy rates and rents at newly developed and redeveloped properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all.
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
As of December 31, 2020, we had five properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate these properties. Assuming we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2050 and 2115. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. If we were to lose the right to operate a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.
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
A decline in the fair value of our assets could require us to recognize an impairment charge on such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the asset’s carrying value. If such a determination were to be made, we would recognize an impairment charge through earnings and write down the carrying value of the asset. For the years ended December 31, 2020, 2019 and 2018, we recognized aggregate impairment charges related to investment properties of $2,625, $12,298 and $2,079, respectively. We may be required to recognize additional asset impairment charges.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through (i) cyber attacks or cyber intrusions, (ii) malware or ransomware, (iii) computer viruses, (iv) people with access or who gain access to our systems, and (v) other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to manage the risks of a security breach or disruption of our IT networks and related systems by conducting regular team member training and leveraging third-party vendors to conduct additional cybersecurity testing initiatives, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could significantly disrupt the proper functioning of our networks and systems and, as a result, disrupt our operations, which could have a material adverse effect on our cash flow, financial condition and results of operations.
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
We are focused on corporate responsibility, specifically related to environmental, social and governance factors. In addition, some investors may use these factors to guide their investment strategies, and potential and current employees, vendors and business partners may consider these factors when extending and establishing relationships with us. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurements of corporate responsibility performance. We are focused on being a responsible corporate citizen and provide disclosure regarding our existing ESG programs within our corporate sustainability report and on our ESG microsite at www.rpaiesg.com; however, we have not completed a formal third-party assessment. We may face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituencies. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors instead and employees, vendors and business partners may choose not to do business with us. The occurrence of any of the foregoing could have an adverse effect on the market price of our common stock and our cash flow, financial condition and results of operations, including increased capital expenditures and/or operating expenses.
RISKS RELATED TO OUR DEBT FINANCING
We are subject to the risks associated with debt financing and our debt service obligations could adversely affect our financial health and operating flexibility.
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
Our Unsecured Credit Facility, which is comprised of our unsecured revolving line of credit, is governed by our unsecured credit agreement (the Unsecured Credit Agreement). Our other debt agreements include, but are not limited to, the Indenture, as supplemented, governing our Notes Due 2025 and 2030 (the Indenture), the note purchase agreements governing our Notes Due 2024, 2026, 2028 and 2029 (the Note Purchase Agreements) and the credit agreements governing our Term Loans Due 2023, 2024 and 2026 (the Term Loan Agreements).
The Unsecured Credit Agreement, the Indenture, the Note Purchase Agreements, the Term Loan Agreements and any future debt agreements require, or may require, compliance with certain financial and operating covenants, including, among others, the requirement to maintain maximum unencumbered, secured and consolidated leverage ratios, minimum interest, fixed charge, debt service and unencumbered interest coverage ratios, a minimum ratio of assets to unsecured debt and a minimum consolidated net worth. They also contain or may contain customary events of default, including defaults on any of our recourse indebtedness in excess of $50,000. The provisions of these agreements could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or other accretive transactions. Further, our Unsecured Credit Agreement and Term Loan Agreements are priced, in part, on leverage grids that reset quarterly. Deterioration in our leverage covenant calculations could lead to a higher credit spread component within the applicable interest rate for these debt agreements and result in higher interest expense.
In addition, our senior unsecured debt obligations, including our Unsecured Credit Facility, Notes Due 2024, 2025, 2026, 2028, 2029 and 2030 and Term Loans Due 2023, 2024 and 2026, are pari passu in priority of payment. Therefore, a breach of these covenants or other events of default would allow the lenders to require us to accelerate payment of amounts outstanding under one or all of these agreements. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full and, as a result, such an event could have a material adverse effect on our cash flow, financial condition and results of operations. Given the restrictions in our debt covenants, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or pursue strategic opportunities in the future.
Increases in interest rates would cause our borrowing costs to rise and may limit our ability to refinance debt.
Although a significant amount of our outstanding debt has fixed interest rates, we also borrow funds at variable interest rates. As of December 31, 2020, our revolving line of credit, which is our only unhedged variable interest rate instrument, was undrawn, but if subsequently drawn, would bear interest at a variable rate based on London Interbank Offered Rate (LIBOR) and a credit spread. Increases in interest rates would increase our interest expense on any outstanding unhedged variable rate debt and would affect the terms under which we refinance our existing debt as it matures, which would adversely affect our cash flow, financial condition and results of operations.
We may be adversely affected by the discontinuation of LIBOR.
LIBOR is expected to be discontinued after 2021 and the transition to alternative interest rates will occur over the course of the next few years. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when there will be sufficient liquidity in the

SOFR markets. As of December 31, 2020, we had $470,000 of debt that was indexed to LIBOR, including our undrawn unsecured credit facility revolving line of credit, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026, as well as interest rate swap agreements that hedge the variable cash flows associated with variable rate debt with an aggregate notional amount of $470,000, all of which mature after 2021.
When LIBOR is discontinued, the interest rate for certain of our debt instruments, that are indexed to LIBOR, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuation. In addition, we expect that amendments will be made to our interest rate swap agreements that will result in the LIBOR-based swap rate reverting, upon the occurrence of such events, to the same rate that would be expected to be used as the replacement rate or alternate base rate under the related debt agreements, which is expected to have a combined neutral effect on the interest rate for those debt instruments. However, our revolving line of credit, which was undrawn as of December 31, 2020, is based on LIBOR and there are no associated interest rate swaps. The full impact of the expected transition away from LIBOR and the discontinuation of LIBOR after 2021 is not known, but these changes could adversely affect our cash flow, financial condition and results of operations.
We may choose to retire debt and terminate interest rate swaps prior to their stated maturity date and incur debt prepayment costs and fees related to the interest rate swap terminations as a result, some of which could be significant.
At times, management has chosen to retire debt and terminate interest rate swaps prior to their stated maturity date, and in doing so, we have incurred prepayment or defeasance premiums in accordance with the relevant loan agreements as well as fees related to interest rate swap termination. If we choose to retire debt prior to its stated maturity date in the future, we may incur significant debt prepayment costs, defeasance premiums and interest rate swap termination costs, which could have an adverse effect on our cash flow and results of operations.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate of an interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter, may impose special shareholder voting requirements unless certain minimum price conditions are satisfied; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Title 3, Subtitle 8 of the MGCL permits our board of directors, without shareholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares.
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
Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our shareholders. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our shareholders for monetary damages, except for liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services or (ii) a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
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
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because (i) we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at the generally applicable corporate rate; (ii) we could be subject to increased state and local taxes; and (iii) unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
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
From time to time, we may dispose of properties in transactions that are intended to qualify as 1031 Exchanges. It is possible that the qualification of a transaction as a 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the income applicable to our shareholders, may require additional distributions to shareholders or, in lieu of that, require us to pay corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.
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
If anyone attempts to transfer or own shares of our stock in a way that would violate the aggregate stock ownership limit or the common stock ownership limit, unless such ownership limits were waived by our board of directors, or in a way that would prevent us from continuing to qualify as a REIT, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will either be redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate stock ownership limit or the common stock ownership limit. Purported transferees generally bear any decline in the market price of such stock held in such trust but do not benefit from any increase. If this transfer to a trust fails to prevent such a violation or our disqualification as a REIT, then the initial intended transfer or ownership will be null and void from the outset.
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

GENERAL RISK FACTORS
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
A number of factors could negatively affect, or result in fluctuations in, the prices or trading volume of our debt and equity securities, including:
•actual or anticipated changes in our operating results and changes in expectations of future financial performance;
•our operating performance and the performance of other similar companies;
•our strategic decisions, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;
•adverse market reaction to any indebtedness we incur in the future;
•equity issuances or buybacks by us or the perception that such issuances or buybacks may occur;
•increases in market interest rates or decreases in our distributions to shareholders that lead purchasers of our shares to demand a higher yield;
•changes in market valuations of similar companies;
•changes in real estate valuations;
•additions or departures of key management personnel;
•changes in the real estate industry, including increased competition due to shopping center supply growth, and in the retail industry, including growth in e-commerce, catalog companies and direct consumer sales;
•publication of research reports about us or our industry by securities analysts;
•speculation in the press or investment community;
•passage of legislation or other regulatory developments that adversely affect us, our tax status, or our industry;
•changes in accounting principles;
•our failure to satisfy the listing requirements of the NYSE;
•our failure to comply with the requirements of the Sarbanes‑Oxley Act;
•our failure to qualify as a REIT; and
•general market conditions, including factors unrelated to our performance.
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
We currently have $1,200,000 of unsecured notes outstanding and in the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred or common stock. Holders of debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Furthermore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. We are not required to offer any such equity securities to existing shareholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market price of our common stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.
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
The timing, amount and composition of any future dividends to our common shareholders will be at the discretion of our board of directors and will depend upon a variety of factors as to which no assurance can be given. For example, in May 2020, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock to preserve and enhance liquidity and capital positioning due to the impact of the COVID-19 pandemic. In September 2020, our board of directors reinstated the dividend and subsequently declared a $0.05 distribution for the third quarter of 2020 and a $0.06 distribution for the fourth quarter of 2020. Our ability to pay dividends to our common shareholders depends, in part, on our operating results, overall financial condition, capital requirements, access to capital and the annual distribution requirements under the REIT provisions of the Code. Any change in our dividend policy could have an adverse effect on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth summary information regarding our retail operating portfolio as of December 31, 2020. Square feet of GLA is presented in thousands. This information is grouped into divisions based on the manner in which we have structured our asset management, property management and leasing operations. For additional property details on our operating portfolio, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Division	Number of Properties	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	GLA	% of Total GLA	Occupancy (a)
Eastern Division
Florida, Georgia, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia	39	$145,341	41.0%	$19.70	7,973	39.9%	92.5%
Western Division
Arizona, California, Illinois, Missouri, Texas, Washington	63	209,152	59.0%	19.12	11,989	60.1%	91.2%
Total retail operating portfolio (b)	102	$354,493	100.0%	$19.36	19,962	100.0%	91.7%
(a)Calculated as the percentage of economically occupied GLA as of December 31, 2020. Including leases signed but not commenced, our retail operating portfolio was 93.1% leased as of December 31, 2020.
(b)Excludes (i) our expansion and redevelopment projects at Circle East, One Loudoun Downtown – Pads G & H, Carillon and The Shoppes at Quarterfield and (ii) the multi-family rental units at Plaza del Lago, which were placed in service during 2019.

The following table sets forth information regarding the 25 largest tenants in our retail operating portfolio based on ABR as of December 31, 2020. Square feet of GLA is presented in thousands.

Tenant	Primary DBA/ Number of Locations	No. of Locations	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	Occupied GLA	% of Occupied GLA
Best Buy Co., Inc.	Best Buy (11), Pacific Sales (1)	12	$8,587	2.4%	$17.49	491	2.7%
The TJX Companies, Inc.	T.J. Maxx (11), Marshalls (7), HomeGoods (6), Homesense (1)	25	8,022	2.2%	10.90	736	4.0%
Albertsons Companies, Inc.	Safeway (4), Jewel-Osco (3), Tom Thumb (2)	9	6,674	1.9%	13.73	486	2.6%
Ross Stores, Inc.	Ross Dress for Less	18	6,172	1.7%	11.69	528	2.9%
Bed Bath & Beyond Inc. (a)	Bed Bath & Beyond (12), buybuy BABY (3)	15	5,929	1.7%	14.25	416	2.3%
PetSmart, Inc.		17	5,784	1.6%	16.72	346	1.9%
Gap Inc.	Old Navy (13), The Gap (4), Banana Republic (3), Athleta (1), Gap Factory Store (1), Janie & Jack (1)	23	5,514	1.6%	20.73	266	1.4%
Ahold U.S.A. Inc.	Stop & Shop (3), Giant Eagle (1)	4	5,468	1.5%	22.60	242	1.3%
Michaels Stores, Inc.	Michaels	17	5,051	1.4%	12.69	398	2.2%
BJ’s Wholesale Club, Inc.		2	4,939	1.4%	20.16	245	1.3%
Lowe’s Companies, Inc.		4	3,944	1.1%	6.47	610	3.3%
Regal Entertainment Group	Edwards Cinema	1	3,882	1.1%	31.06	125	0.7%
The Kroger Co.	Kroger (5), Harris Teeter (1), QFC (1)	7	3,639	1.0%	10.43	349	1.9%
Dick’s Sporting Goods, Inc.		5	3,424	1.0%	13.64	251	1.4%
The Home Depot, Inc.		3	3,404	1.0%	9.38	363	2.0%
Office Depot, Inc.	Office Depot (8), OfficeMax (2)	10	3,397	1.0%	14.71	231	1.3%
Petco Health And Wellness Company, Inc.		13	3,212	0.9%	17.94	179	1.0%
Ulta Beauty, Inc.		14	3,185	0.9%	21.38	149	0.8%
Party City Holdings Inc.		14	3,118	0.9%	14.37	217	1.2%
American Multi-Cinema, Inc.	AMC	2	3,076	0.9%	25.01	123	0.7%
Barnes & Noble, Inc.		6	3,066	0.9%	20.86	147	0.8%
State of Maryland		6	3,025	0.8%	14.27	212	1.1%
Total Wine and More		9	3,001	0.8%	15.01	200	1.1%
Designer Brands Inc.	DSW Shoe Warehouse	9	2,798	0.8%	15.54	180	1.0%
Staples, Inc.		7	2,702	0.8%	18.63	145	0.8%
Total Top Retail Tenants		252	$111,013	31.3%	$14.54	7,635	41.7%
(a)Reflects Bed Bath & Beyond Inc.’s announced closing of the sale of Cost Plus World Market to Kingswood Capital Management, LP on January 19, 2021.

The following table sets forth a summary, as of December 31, 2020, of lease expirations scheduled to occur during 2021 and each of the nine calendar years from 2022 to 2030 and thereafter, assuming no exercise of renewal options or early termination rights for all leases in our retail operating portfolio. The following table is based on leases commenced as of December 31, 2020. Square feet of GLA is presented in thousands.

Lease Expiration Year	Lease Count	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	GLA	% of Occupied GLA
2021 (a)	276	$28,966	8.2%	$21.05	1,376	7.5%
2022	350	52,251	14.8%	17.40	3,003	16.4%
2023	366	50,509	14.2%	19.62	2,575	14.1%
2024	416	56,786	16.1%	19.89	2,855	15.5%
2025	266	40,664	11.5%	18.83	2,159	11.8%
2026	166	32,450	9.1%	17.91	1,812	9.9%
2027	84	13,629	3.8%	15.43	883	4.8%
2028	84	16,640	4.7%	22.55	738	4.2%
2029	99	23,871	6.7%	21.68	1,101	6.0%
2030	80	12,002	3.4%	20.80	577	3.1%
Thereafter	55	25,360	7.1%	21.46	1,182	6.4%
Month-to-month	25	1,365	0.4%	25.28	54	0.3%
Total	2,267	$354,493	100.0%	$19.36	18,315	100.0%
(a)Excludes month-to-month leases.
As of December 31, 2020, our weighted average remaining lease term is 4.7 years.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock trades on the NYSE under the trading symbol RPAI. The closing price of our Class A common stock on February 12, 2021, as reported on the NYSE, was $10.67 per share.
As of February 12, 2021, there were approximately 11,000 record holders of our Class A common stock, which does not include individuals or entities who beneficially own shares but whose shares of record are held by a broker or clearing agency.
We declared distributions totaling $0.275625 per share of our Class A common stock during 2020 and quarterly distributions totaling $0.6625 per share of our Class A common stock during 2019.
We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. The Code imposes tax on any undistributed REIT taxable income.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the discretion of our board of directors and are required to be declared 10 days prior to the record date. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansion and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital, and (vii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our unsecured credit agreement, and to avoid or minimize any income and excise taxes that we otherwise would be required to pay. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
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
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2020.
Issuer Purchases of Equity Securities
The following table summarizes the number of shares of Class A common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted shares for the specified periods and amounts outstanding under our common stock repurchase program:

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
October 1, 2020 to October 31, 2020	—	$—	N/A	$189,105
November 1, 2020 to November 30, 2020	—	$—	N/A	$189,105
December 1, 2020 to December 31, 2020	77	$8.56	N/A	$189,105
Total	77	$8.56	N/A	$189,105

(a)As disclosed on the Current Reports on Form 8-K dated December 15, 2015 and December 14, 2017, represents the amount outstanding under our $500,000 common stock repurchase program, which has no scheduled expiration date.
ITEM 6. RESERVED
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
•interest rates or operating costs;
•the discontinuation of LIBOR;
•real estate and zoning laws and changes in real property tax rates;
▪real estate valuations;
•our leverage;
•our ability to generate sufficient cash flows to service our outstanding indebtedness and make distributions to our shareholders;
•changes in the dividend policy for our Class A common stock;
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
•our ability to continue to qualify as a REIT;
•governmental regulations, tax laws and rates and similar matters;
•our compliance with laws, rules and regulations;
•environmental uncertainties and exposure to natural disasters;
•pandemics or other public health crises, such as the COVID-19 pandemic, and the related impact on (i) our ability to manage our properties, finance our operations and perform necessary administrative and reporting functions and (ii) our tenants’ ability to operate their businesses, generate sales and meet their financial obligations, including the obligation to pay rent and other charges as specified in their leases;
•insurance coverage; and
•the likelihood or actual occurrence of terrorist attacks in the U.S.
The extent to which COVID-19 ultimately impacts us and our tenants will depend, in part, on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors,” which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by applicable law.
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
During 2020, retail portfolio occupancy declined 350 basis points to 91.7% as of December 31, 2020 and retail portfolio percent leased, including leases signed but not commenced, declined 310 basis points to 93.1% as of December 31, 2020. Relatedly, ABR in our retail operating portfolio decreased 4.5% from $371,135 as of December 31, 2019 to $354,493 as of December 31, 2020. Due to numerous uncertainties, it is not possible to accurately predict the ultimate impact the pandemic will have on our financial condition, results of operations and cash flows. We continue to closely monitor the impact of the pandemic on all aspects of our business. Certain of our tenants, many of which are considered essential businesses, remain open and continue to operate during this time. Based on ABR of leases in effect as of December 31, 2020, essential businesses and office represent approximately 38.7% of our ABR, including 8.6% from grocery/warehouse clubs and 6.8% from office tenants.
During 2020, in response to COVID-19 and the impact it was having on many of our tenants, we executed agreements with tenants regarding lease concessions. Approximately half of these concessions are for the deferral of amounts billed, without an extension of the lease term and, as such, meet deferral accounting treatment. However, certain of these lease concessions do not meet deferral accounting treatment as they include abatement, a combination of deferral and abatement, are deferrals with a modest extension of the lease term, or provide a concession with the extension of the existing lease term, which requires us to apply lease modification accounting. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. As of December 31, 2020, we agreed in principle and, in the majority of these circumstances, executed lease concessions to defer, without an extension of the lease term, $12,321 of previously uncollected base rent charges related to the year ended December 31, 2020 and to address an additional $14,620 of previously uncollected base rent charges related to the year ended December 31, 2020 through abatement, a combination of deferral and abatement or a concession with the extension of the lease term. As of December 31, 2020, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to be received starting in February 2021 over a period of approximately 11 months once started.
As of February 8, 2021, we have collected 78.0%, 87.6% and 94.1% of base rent charges related to the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively. In addition, as of February 8, 2021, we have executed lease concession agreements, agreed in principle to lease amendments or applied security deposits for an aggregate additional 18.2%, 9.8% and 3.2% of base rent related to the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively. Uncollected billed base rent related to tenants who have declared bankruptcy represents an additional 1.4%, 0.5% and 0.0% for the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively. While we have reached agreements with many of our tenants, we have not yet reached agreements, and in certain circumstances do not anticipate reaching agreements, to defer or abate rent with a portion of our tenants regarding concession requests, as discussions are ongoing. We can provide no assurances whether certain tenants may request additional concessions in the future. While seeking to work toward a mutually agreeable outcome with tenants directly impacted by COVID-19, we believe that certain tenants, which remain open and have the ability to pay, have elected to withhold rent unnecessarily. We are not forgoing our contractual rights under our lease agreements, and our tenants do not have a clear contractual right to cease paying rent due to government closures and as a result, non-payment of rent generally constitutes a default. However, COVID-19 and the related governmental orders present fairly novel situations and it is possible government action could impact our rights. As of December 31, 2020, all of our properties were open for the benefit of the communities and customers that our tenants serve and approximately 97% of our tenants (based on GLA), or 96% of our tenants (based on ABR), were open.

The following information is based on ABR of leases in our retail operating portfolio that were in effect as of June 30, 2020 in relation to information for the second quarter of 2020, as of September 30, 2020 in relation to information for the third quarter of 2020, and as of December 31, 2020 in relation to information for the fourth quarter of 2020, and is being provided to assist with analysis of the actual and potential impact of COVID-19. The information may not be indicative of collection and lease concession activity in future periods. The classification of tenant type, including the classification between essential and non-essential, is based on management’s understanding of the tenant’s operations and may not be comparative to similarly titled classifications by other companies.

		% of 12/31/2020 ABR	% of Rent Collected as of February 8, 2021
Resiliency Category/Tenant Type	12/31/2020 ABR		Q2 2020	Q3 2020	October 2020	November 2020	December 2020	Q4 2020
Essential
Grocery/Warehouse Clubs	$30,430	8.6%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Financial Services/Banks	13,302	3.8%	100.0%	99.9%	99.8%	99.8%	99.1%	99.6%
Medical	12,926	3.6%	93.3%	94.2%	98.9%	98.6%	96.6%	98.0%
Auto and Other Essentials	10,463	2.9%	96.1%	97.1%	96.6%	97.6%	99.4%	97.9%
Electronics	10,161	2.9%	99.1%	99.6%	99.4%	99.8%	99.8%	99.7%
Hardware	10,036	2.8%	96.6%	95.3%	98.5%	100.0%	100.0%	99.5%
Pet/Animal Supplies	9,842	2.8%	99.4%	78.0%	99.6%	100.0%	100.0%	99.9%
Wireless Communications	6,662	1.9%	93.9%	97.7%	95.9%	95.3%	94.3%	95.2%
Office Supplies	6,098	1.7%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Drug Stores	3,203	0.9%	99.5%	100.0%	99.8%	99.0%	99.0%	99.3%
Total Essential	113,123	31.9%	98.1%	96.6%	99.1%	99.3%	99.1%	99.2%

Office	24,141	6.8%	94.6%	97.3%	98.2%	95.7%	97.6%	97.2%

Non-Essential
Apparel	33,404	9.4%	55.6%	90.8%	94.6%	95.9%	94.5%	95.0%
Soft Goods/Discount Stores	25,331	7.2%	72.6%	68.1%	99.6%	99.9%	100.0%	99.8%
Housewares	24,428	6.9%	81.5%	90.4%	98.4%	98.2%	98.5%	98.4%
Services	21,196	6.0%	71.2%	89.9%	95.6%	96.9%	96.3%	96.3%
Sporting Goods/Hobby	14,831	4.2%	73.3%	94.1%	99.6%	97.0%	97.0%	97.8%
Specialty	10,263	2.9%	84.3%	95.8%	91.0%	98.8%	93.7%	94.5%
Movie Theaters	9,366	2.6%	12.8%	27.1%	28.2%	43.4%	49.6%	40.4%
Health Clubs	9,316	2.6%	44.5%	75.9%	78.4%	91.1%	83.9%	84.5%
Other	7,178	2.0%	69.7%	86.3%	92.4%	91.9%	82.8%	89.1%
Book Stores	3,764	1.1%	59.9%	99.9%	100.0%	100.0%	100.0%	100.0%
Amusement/Play Centers	2,116	0.6%	10.1%	27.0%	67.4%	60.1%	60.1%	62.5%
Total Non-Essential	161,193	45.5%	64.7%	81.9%	91.1%	93.4%	92.3%	92.3%

Restaurants
Restaurants – Full Service	28,865	8.1%	67.8%	76.2%	84.3%	83.3%	82.3%	83.3%
Restaurants – Quick Service	27,171	7.7%	76.0%	88.8%	93.4%	93.2%	92.1%	92.9%
Total Restaurants	56,036	15.8%	71.6%	82.1%	88.6%	88.0%	86.9%	87.9%

Total Retail Operating Portfolio	$354,493	100.0%	78.0%	87.6%	93.8%	94.6%	94.0%	94.1%

Billed Base Rent Addressed as of February 8, 2021
	Q2 2020	Q3 2020	Q4 2020
Billed base rent collected	78.0%	87.6%	94.1%
Security deposits applied	2.6%	0.2%	0.1%
Executed lease amendments:
Deferral accounting treatment	6.2%	5.0%	0.2%
Abatements, combinations, modifications	8.6%	4.0%	2.5%
In-process lease amendments: (a)
Deferral accounting treatment	0.2%	0.1%	0.0%
Abatements, combinations, modifications	0.6%	0.5%	0.4%
Total billed base rent addressed	96.2%	97.4%	97.3%

In response to macroeconomic conditions related to the COVID-19 pandemic, we halted plans for vertical construction at our Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project. As of December 31, 2020, we had completed the current scope of site work preparation at Carillon in anticipation of future vertical development at the site. In addition, during the year ended December 31, 2020, we terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon.
On May 1, 2020, in order to preserve and enhance liquidity and capital positioning, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock. During the three months ended September 30, 2020 and December 31, 2020, our board of directors resumed dividend payments and declared a quarterly distribution of $0.05 and $0.06 per share of common stock, respectively. Our board of directors will continue to evaluate dividend declaration decisions quarterly and consider REIT taxable income distribution requirements in these deliberations. The timing and amount of dividend resumption depends largely on our operating cash flow performance as well as other factors.
During the three months ended March 31, 2020, our employees, except for a small number that are considered essential to be on-site for the safe operation of our properties, successfully transitioned to working remotely, and we did not furlough any employees or significantly modify our key processes or internal controls over financial reporting. During the three months ended September 30, 2020, we reopened our corporate and field offices for use in a modified format. In addition, we reduced our 2020 capital expenditures, including tenant improvements, and certain expenses, including overhead, from the original budget.
Executive Summary
Retail Properties of America, Inc. is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of December 31, 2020, we owned 102 retail operating properties in the United States representing 19,962,000 square feet of GLA and had four expansion and redevelopment projects. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of December 31, 2020:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio:
Multi-tenant retail:
Neighborhood and community centers	62	10,337	92.2%	93.8%
Power centers	22	4,816	94.7%	95.2%
Lifestyle centers and mixed-use properties (b)	16	4,548	87.1%	88.7%
Total multi-tenant retail	100	19,701	91.6%	93.0%
Single-user retail	2	261	100.0%	100.0%
Total retail operating properties	102	19,962	91.7%	93.1%
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (c)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105
(a)Includes leases signed but not commenced.
(b)Excludes the 18 multi-family rental units at Plaza del Lago. As of December 31, 2020, 17 multi-family rental units were leased at an average monthly rental rate per unit of $1,373.
(c)The operating portion of this property is included in the property count of lifestyle centers and mixed-use properties within our retail operating portfolio.

In 2018, we completed our portfolio transformation and are now a prominent owner of multi-tenant retail properties, many with a mixed-use component, primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. As a result, our portfolio is better focused and since our inaugural investor day in 2013, we have:
•improved our retail ABR by 34% to $19.36 per square foot as of December 31, 2020 from $14.46 per square foot as of March 31, 2013;
•increased our concentration in lifestyle and mixed-use properties based on multi-tenant retail ABR by 1,800 basis points to 34% as of December 31, 2020 from 16% as of March 31, 2013;
•reduced our top 20 retail tenant concentration of total ABR by 1,070 basis points to 27.2% as of December 31, 2020 from 37.9% as of March 31, 2013; and
•reduced our indebtedness by 32% to $1,762,156 as of December 31, 2020 from $2,601,912 as of March 31, 2013.
Additionally, as of December 31, 2020, approximately 88.6% of our multi-tenant retail ABR was generated in the top 25 MSAs, as determined by the United States Census Bureau and ranked based on the most recently available population estimates.
We are focused on optimizing our tenancy, asset level configurations and merchandising through accretive leasing activity and mixed-use expansion and redevelopment projects. Our 2020 leasing activity was accretive as we signed 371 new and renewal leases across 2,166,000 square feet of GLA for a blended comparable re-leasing spread of 3.0%, achieving comparable cash leasing spreads across 1,760,000 square feet of positive 4.0% on signed renewal leases (1,537,000 square feet) and negative (2.8)% on signed new leases (223,000 square feet). This 2020 signed leasing activity represents approximately 10.9% of our portfolio GLA. These signings helped us achieve the following statistics related to leasing, occupancy and ABR as of December 31, 2020:
•retail portfolio occupancy of 91.7%;
•retail portfolio percent leased, including leases signed but not commenced, of 93.1%;
•retail anchor tenant occupancy of 94.7%;
•retail anchor tenant percent leased, including leases signed but not commenced, of 96.2%; and
•retail portfolio ABR per occupied square foot of $19.36.
During 2020, we also achieved average annual contractual rent increases on signed new leases of approximately 175 basis points.
Our active expansion and redevelopment projects consist of approximately $179,000 to $192,000 of expected investment through 2022, equivalent to approximately 6% of the net book value of our investment properties as of December 31, 2020. These predominantly mixed use-focused projects include the redevelopment at Circle East, the expansion projects of Pads G & H at One Loudoun Downtown and site and building reconfiguration at The Shoppes at Quarterfield as well as the vacant pad development at Southlake Town Square. In response to macroeconomic conditions due to the COVID-19 pandemic, we halted plans for vertical construction at our Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project. As of December 31, 2020, we had completed the current scope of site work preparation at Carillon in anticipation of future vertical development at the site. In addition, during the year ended December 31, 2020, we terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon. Our current portfolio of assets contains numerous additional projects in the longer-term pipeline, including, among others, redevelopment at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
During 2020, we continued to make progress on the execution of our expansion and redevelopment projects. We:
•completed the site and building reconfiguration and placed the grocer space at The Shoppes at Quarterfield, which represents approximately 37% of the GLA under redevelopment, in service;

•placed the garage portion of Pad G at One Loudoun Downtown in service;
•advanced construction work at the single-tenant pad development at Southlake Town Square; and
•signed four additional leases at the Circle East redevelopment with leading national retailers, bringing the project to 17% leased as of December 31, 2020.
2020 Company Highlights
Developments in Progress
During the year ended December 31, 2020, we:
•invested $81,408 in our expansion and redevelopment projects at Circle East, One Loudoun Downtown, Carillon, The Shoppes at Quarterfield and Southlake Town Square, with the vast majority of the aggregate investment related to the One Loudoun Downtown – Pads G & H project;
•halted vertical construction at Carillon in response to macroeconomic conditions due to the COVID-19 pandemic;
•commenced development at The Shoppes at Quarterfield and Southlake Town Square and reclassified the related costs from “Other assets, net” into “Developments in progress” in the accompanying consolidated balance sheets; and
•placed the garage portion of Pad G at One Loudoun Downtown and the grocer space at The Shoppes at Quarterfield in service and reclassified the related costs from “Developments in progress” into “Building and other improvements” in the accompanying consolidated balance sheets.
The following table summarizes the carrying amount of our developments in progress as of December 31, 2020 and 2019:

		December 31,
Property Name	MSA	2020	2019
Expansion and redevelopment projects
Circle East	Baltimore	$38,180	$33,628
One Loudoun Downtown	Washington, D.C.	89,103	27,868
Carillon	Washington, D.C.	33,463	26,407
The Shoppes at Quarterfield	Baltimore	865	—
Pad development projects
Southlake Town Square	Dallas	1,495	—
		163,106	87,903
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450	25,450
Total developments in progress		$188,556	$113,353
Acquisitions
The following table summarizes our acquisition activity during the year ended December 31, 2020:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
February 6, 2020	Fullerton Metrocenter	Los Angeles	Fee interest (a)	154,700	$55,000
				154,700	$55,000
(a)We acquired the fee interest in an existing multi-tenant retail operating property. In connection with this acquisition, we also assumed the lessor position in a ground lease with a shadow anchor. The total number of properties in our portfolio was not affected by this transaction.

Dispositions
The following table summarizes our disposition activity during the year ended December 31, 2020:

Date	Property Name	MSA	Property Type	Square Footage	Consideration
February 13, 2020	King Philip’s Crossing	Providence-Warwick, RI-MA	Multi-tenant retail	105,900	$13,900
				105,900	$13,900
Market Summary
The following table summarizes our retail operating portfolio by market as of December 31, 2020. Square feet of GLA is presented in thousands.

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$80,961	23.2%	$23.22	3,943	20.0%	88.4%	88.7%
New York	9	36,394	10.4%	29.81	1,294	6.6%	94.3%	96.9%
Washington, D.C.	8	34,913	10.0%	27.72	1,388	7.0%	90.7%	91.4%
Chicago	8	27,848	8.0%	23.55	1,358	6.9%	87.1%	87.9%
Seattle	9	24,029	6.9%	16.81	1,548	7.9%	92.4%	95.5%
Baltimore	4	22,809	6.6%	16.07	1,542	7.8%	92.0%	93.4%
Atlanta	9	20,559	5.9%	14.00	1,513	7.7%	97.1%	97.7%
Houston	9	16,294	4.7%	15.06	1,141	5.8%	94.8%	94.8%
San Antonio	3	12,307	3.5%	17.58	721	3.7%	97.0%	97.0%
Phoenix	3	10,567	3.0%	17.67	632	3.2%	94.7%	95.6%
Los Angeles	1	6,903	2.0%	17.65	396	2.0%	98.8%	99.7%
Riverside	1	4,599	1.3%	16.03	292	1.5%	98.1%	100.0%
Charlotte	1	4,172	1.2%	13.91	320	1.6%	93.8%	93.8%
St. Louis	1	4,067	1.2%	9.72	453	2.3%	92.3%	92.3%
Tampa	1	2,400	0.7%	19.69	126	0.6%	97.0%	97.0%
Subtotal	86	308,822	88.6%	20.10	16,667	84.6%	92.2%	93.1%

Non-Top 25 MSAs (b)	14	39,807	11.4%	14.80	3,034	15.4%	88.6%	92.1%

Total Multi-Tenant Retail	100	348,629	100.0%	19.31	19,701	100.0%	91.6%	93.0%

Single-User Retail	2	5,864		22.49	261		100.0%	100.0%

Total Retail Operating Portfolio (c)	102	354,493		$19.36	19,962		91.7%	93.1%
(a)Excludes $2,381 of multi-tenant retail ABR and 167 square feet of multi-tenant retail GLA attributable to Circle East and The Shoppes at Quarterfield, located in the Baltimore MSA, and Carillon, located in the Washington, D.C. MSA, all three of which are in redevelopment. Including these amounts, 88.7% of our multi-tenant retail ABR and 84.7% of our multi-tenant retail GLA is located in the top 25 MSAs.
(b)Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.
(c)Excludes the 18 multi-family rental units at Plaza del Lago, which were placed in service during 2019. As of December 31, 2020, 17 multi-family rental units were leased at an average monthly rental rate per unit of $1,373.

Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio and our active expansion and redevelopment projects during the year ended December 31, 2020. New leases with terms of less than 12 months and renewal leases that extend the lease term by less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF (b)
Comparable Renewal Leases	247	1,537	$21.14	$20.33	4.0%	5.5	$4.25
Comparable New Leases	45	223	23.17	23.84	(2.8)%	8.9	37.15
Non-Comparable New and Renewal Leases (c)	79	406	22.26	N/A	N/A	7.8	18.55
Total	371	2,166	$21.40	$20.78	3.0%	6.3	$10.06
(a)Total excludes the impact of Non-Comparable New and Renewal Leases.
(b)Excludes tenant allowances and related square foot amounts at our active expansion and redevelopment projects. These tenant allowances, if any, are included in the expected investment for each project.
(c)Includes (i) leases signed on units that were vacant for over 12 months, (ii) leases signed with variable lease payment terms and (iii) leases signed where the previous and the current lease do not have a consistent lease structure.
Our near-term leasing efforts are primarily focused on (i) vacant anchor and small shop space, (ii) upcoming lease expirations, (iii) spaces within our expansion and redevelopment projects and (iv) to a lesser degree, reaching resolution with certain tenants for lease concessions. Through these collective efforts, we look to situationally focus on stability and tenancy, and to optimize the mix of operators and unique retailers at our properties. As of December 31, 2020, we have $28,966 of ABR related to 1,376,000 square feet of GLA pertaining to 2021 lease expirations and $5,277 of ABR related to 262,000 square feet of GLA pertaining to leases signed but not commenced. In light of the COVID-19 pandemic, we are unable to project the impact on our leasing volume or other leasing trends and we can provide no assurances whether certain tenants may request additional lease concessions in the future. However, while existing tenants are continuing to pursue renewals, as evidenced by the large volume of renewals executed during the second half of 2020, we have, to a certain extent, experienced, and may continue to experience, lower or negative lease spreads on new leases and a slowdown in (i) rent commencing on signed leases, (ii) the volume of new and renewal leases and (iii) our ability to finalize the execution of new and renewal leases given current uncertainty.
Capital Markets
During the year ended December 31, 2020, we:
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
•repaid $18,000, net of borrowings, on our unsecured revolving line of credit; and
•prepaid a $306 mortgage payable, incurred a $16 debt prepayment fee and made scheduled principal payments of $2,442 related to amortizing loans.

Distributions
We declared total distributions of $0.275625 per share of common stock during 2020 comprised of the first quarter 2020 distribution of $0.165625 per share, the third quarter 2020 distribution of $0.05 per share and the fourth quarter 2020 distribution of $0.06 per share. During the year ended December 31, 2020, we paid the (i) fourth quarter 2019 distribution of $0.165625 per share in January 2020, (ii) first quarter 2020 distribution of $0.165625 per share in April 2020 and (iii) third quarter 2020 distribution of $0.05 per share in October 2020, aggregating to total distributions of $0.38125 per share of common stock paid during 2020.
Results of Operations
The following information summarizes our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. Information pertaining to fiscal year 2018 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 beginning on page 23 under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 19, 2020 and which information is incorporated by reference in this Item 7.
Comparison of Results for the Years Ended December 31, 2020 to 2019

	Year Ended December 31,
	2020	2019	Change
Revenues:
Lease income	$430,043	$481,686	$(51,643)

Expenses:
Operating expenses	64,043	68,396	(4,353)
Real estate taxes	72,896	73,247	(351)
Depreciation and amortization	165,974	194,573	(28,599)
Provision for impairment of investment properties	2,625	12,298	(9,673)
General and administrative expenses	38,681	40,489	(1,808)
Total expenses	344,219	389,003	(44,784)

Other (expense) income:
Interest expense	(78,498)	(76,571)	(1,927)
Gain on sales of investment properties	1,352	18,872	(17,520)
Gain on litigation settlement	6,100	—	6,100
Other expense, net	(207)	(2,587)	2,380
Net income	14,571	32,397	(17,826)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$14,571	$32,397	$(17,826)
Net income attributable to common shareholders was $14,571 for the year ended December 31, 2020 compared to $32,397 for the year ended December 31, 2019. The $17,826 decrease was primarily due to the following:
•a $51,643 decrease in lease income primarily due to the impact of COVID-19 and related accounting for lease concession agreements and primarily consisting of:
•a $23,012 increase in reserve for uncollectible lease income primarily due to (i) higher accounts receivable balances as we have received approximately 75.8%, 86.8% and 92.4% (as of December 31, 2020) of base rent that was billed during the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively, (ii) uncollected amounts related to the tenants being accounted for on the cash basis of accounting and (iii) lease concessions we have agreed to in principle that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of December 31, 2020; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed;
•a $12,097 decrease in base rent primarily from our same store portfolio largely due to abatements and other lease concession agreements that do not meet deferral accounting treatment of $13,131 that were executed during the year ended December 31, 2020 and the operating properties sold during 2019 and 2020, partially offset by an increase from the operating properties acquired during 2019 and 2020;

•a $6,665 decrease in straight-line rent primarily as a result of changes in collectibility of straight-line receivables primarily related to an increase in the number of tenants being accounted for on the cash basis of accounting; and
•a $6,130 decrease in tenant recovery income primarily from lower recoverable property operating expenses in 2020, a decline in occupancy and lease concessions executed during the year ended December 31, 2020.
•a $17,520 decrease in gain on sales of investment properties related to the sale of one investment property consisting of approximately 105,900 square feet of GLA during the year ended December 31, 2020 compared to the sale of two investment properties, representing approximately 236,100 square feet of GLA, and the sale of two land parcels during the year ended December 31, 2019;
partially offset by
•a $28,599 decrease in depreciation and amortization primarily due to the write-off of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment during the year ended December 31, 2019. No such write-off occurred during the year ended December 31, 2020;
•a $9,673 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the accompanying consolidated financial statements), we recognized impairment charges of $2,625 and $12,298 during the years ended December 31, 2020 and 2019, respectively;
•a $6,100 gain on litigation settlement recognized during the year ended December 31, 2020 related to litigation with a former tenant. No such gain was recognized during the year ended December 31, 2019; and
•a $4,353 decrease in operating expenses primarily due to reduced property operating expenses across several categories in 2020, including snow-related expenses, utilities, repairs and maintenance and ground rent expenses, among others.
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
Same store portfolio – 2020 and 2019
For the year ended December 31, 2020, our same store portfolio consisted of 101 retail operating properties acquired or placed in service and stabilized prior to January 1, 2019. The number of properties in our same store portfolio decreased to 101 as of December 31, 2020 from 102 as of December 31, 2019 as a result of the following:
•the removal of King Philip’s Crossing, a same store investment property that was sold during the year ended December 31, 2020; and
•the removal of The Shoppes at Quarterfield, which was reclassified to active redevelopment during the year ended December 31, 2020;

partially offset by
•the addition of Reisterstown Road Plaza, a redevelopment project that was reclassified into our retail operating portfolio during 2018.
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
•One Loudoun Downtown – Pads G & H, which are in active development;
•Carillon, a redevelopment project where we halted plans for vertical construction during the three months ended March 31, 2020 in response to macroeconomic conditions due to the impact of the COVID-19 pandemic. As of December 31, 2020, we had completed the current scope of site work preparation at the property in anticipation of future vertical development at the site;
•The Shoppes at Quarterfield, which is in active redevelopment;
•land held for future development;
•investment properties that were sold or classified as held for sale during 2019 and 2020; and
•the net income from our wholly owned captive insurance company.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
Net income attributable to common shareholders	$14,571	$32,397	$(17,826)
Adjustments to reconcile to Same Store NOI:
Gain on sales of investment properties	(1,352)	(18,872)	17,520
Gain on litigation settlement	(6,100)	—	(6,100)
Depreciation and amortization	165,974	194,573	(28,599)
Provision for impairment of investment properties	2,625	12,298	(9,673)
General and administrative expenses	38,681	40,489	(1,808)
Interest expense	78,498	76,571	1,927
Straight-line rental income, net	2,132	(4,533)	6,665
Amortization of acquired above and below market lease intangibles, net	(5,413)	(5,429)	16
Amortization of lease inducements	2,258	1,329	929
Lease termination fees, net	(761)	(2,024)	1,263
Non-cash ground rent expense, net	969	1,356	(387)
Other expense, net	207	2,587	(2,380)
NOI	292,289	330,742	(38,453)
NOI from Other Investment Properties	(4,446)	(6,590)	2,144
Same Store NOI	$287,843	$324,152	$(36,309)

	Year Ended December 31,
	2020	2019	Change
Same Store NOI:
Base rent	$340,418	$350,563	$(10,145)
Percentage and specialty rent	2,634	3,372	(738)
Tenant recoveries	98,230	104,053	(5,823)
Other lease-related income	5,036	5,604	(568)
Uncollectible lease income, net	(24,330)	(2,357)	(21,973)
Property operating expenses	(62,383)	(64,951)	2,568
Real estate taxes	(71,762)	(72,132)	370
Same Store NOI	$287,843	$324,152	$(36,309)
Same Store NOI decreased $36,309, or 11.2%, primarily due to the following:
•a $21,973 increase in reserve for uncollectible lease income primarily due to (i) higher accounts receivable balances as we have received approximately 75.8%, 86.8% and 92.4% (as of December 31, 2020) of base rent that was billed during the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively, (ii) uncollected amounts related to tenants being accounted for on the cash basis of accounting and (iii) lease concessions we have agreed to in principle that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of December 31, 2020; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed;
•a $10,145 decrease in base rent primarily due to lease concession agreements that do not meet deferral accounting treatment of $13,131 that were executed during the year ended December 31, 2020, partially offset by an increase of $3,381 from contractual rent changes; and
•a $2,885 increase in property operating expenses and real estate taxes, net of tenant recoveries, primarily due to (i) decreases in tenant recoveries as a result of both a decline in occupancy and lease concessions executed during the year ended December 31, 2020 and (ii) the positive impact from the common area maintenance and real estate tax reconciliation process in 2019.
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
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, (i) the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, (ii) litigation involving the Company, including gains recognized as a result of settlement and costs to engage outside counsel related to litigation with former tenants, (iii) the impact on earnings from executive separation, and (iv) the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders.
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

The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Year Ended December 31,
	2020	2019		2018
Net income attributable to common shareholders	$14,571	$32,397		$77,640
Depreciation and amortization of real estate	164,631	193,183	(a)	174,672
Provision for impairment of investment properties	2,625	12,298		2,079
Gain on sales of investment properties	(1,352)	(18,872)		(37,211)	(b)
FFO attributable to common shareholders	$180,475	$219,006		$217,180	(b)
FFO attributable to common shareholders per common share outstanding – diluted	$0.85	$1.03		$1.00	(b)

FFO attributable to common shareholders	$180,475	$219,006		$217,180
Impact on earnings from the early extinguishment of debt, net (c)	4,648	7,581		5,944
Gain on litigation settlement	(6,100)	—		—
Impact on earnings from executive separation (d)	—	—		1,737
Other (e)	996	3,106		629
Operating FFO attributable to common shareholders	$180,019	$229,693		$225,490	(b)
Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.84	$1.08		$1.03	(b)
(a)Includes $26,330 of accelerated depreciation recorded in connection with the write-off of assets taken out of service due to the demolition of existing structures at our Carillon redevelopment during the year ended December 31, 2019.
(b)FFO attributable to common shareholders for the year ended December 31, 2018 has been restated to exclude $3,464 of gain on sale of non-depreciable investment property in connection with our adoption of the 2018 FFO White Paper effective January 1, 2019 on a retrospective basis. As the gain on sale of non-depreciable investment property was previously excluded from Operating FFO attributable to common shareholders, there was no change to Operating FFO attributable to common shareholders.
(c)Included within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive loss.
(d)Reflected as an increase within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive loss.
(e)Primarily consists of the impact on earnings from litigation involving the Company, including costs to engage outside counsel related to litigation with former tenants, which is included within “Other (expense) income, net” in the accompanying consolidated statements of operations and other comprehensive loss.
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
Over the last several years, we have made substantial progress in reinforcing the strength of our balance sheet, as demonstrated by our financial flexibility and abundant liquidity. We believe this progress places us in a position to be able to better withstand the current unprecedented macroeconomic environment. However, there can be no assurances in this regard or that additional financing or capital will be available to us going forward on favorable terms, or at all. Additionally, as of February 8, 2021, we have collected 78.0%, 87.6% and 94.1% of base rent charges from our tenants related to the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively, and have executed lease concession agreements, agreed in principle to lease amendments or applied security deposits for an aggregate additional 18.2%, 9.8% and 3.2% of the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively. Uncollected billed base rent related to tenants who have declared bankruptcy represents an additional 1.4%, 0.5% and 0.0% of the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively. If our cash collection activity deteriorates, and if we reach additional agreements with tenants to defer or abate rent, our operating cash flows and liquidity will be negatively impacted. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all. Over the last several years as we worked to fortify our balance sheet, we funded debt maturities primarily through capital markets transactions, including private and public offerings of senior unsecured notes, as well as asset dispositions. As of December 31, 2020, we have no scheduled debt maturities and $2,409 of principal amortization due through the end of 2021, which we plan on satisfying through a combination of cash flows from operations, working capital and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of December 31, 2020:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$92,156	4.36%	Various	4.1 years

Unsecured notes payable:
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	3.5 years
Senior notes – 4.00% due 2025	350,000	4.00%	March 15, 2025	4.2 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	5.8 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	8.0 years
Senior notes – 4.82% due 2029	100,000	4.82%	June 28, 2029	8.5 years
Senior notes – 4.75% due 2030	400,000	4.75%	September 15, 2030	9.7 years
Total unsecured notes payable (a)	1,200,000	4.42%		6.8 years

Unsecured credit facility:
Revolving line of credit – variable rate	—	1.25%	April 22, 2022 (b)	1.3 years

Unsecured term loans:
Term Loan Due 2023 – fixed rate (c)	200,000	4.10%	November 22, 2023	2.9 years
Term Loan Due 2024 – fixed rate (d)	120,000	2.88%	July 17, 2024	3.5 years
Term Loan Due 2026 – fixed rate (e)	150,000	3.37%	July 17, 2026	5.5 years
Total unsecured term loans (a)	470,000	3.56%		3.9 years

Total consolidated indebtedness	$1,762,156	4.19%		5.9 years
(a)Fixed rate mortgages payable excludes mortgage discount of $(450) and capitalized loan fees of $(192), net of accumulated amortization, as of December 31, 2020. Unsecured notes payable excludes discount of $(6,473) and capitalized loan fees of $(7,527), net of accumulated amortization, as of December 31, 2020. Unsecured term loans exclude capitalized loan fees of $(2,441), net of accumulated amortization, as of December 31, 2020. Capitalized loan fees related to the revolving line of credit are included within “Other assets, net” in the accompanying consolidated balance sheets.
(b)We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.
(c)Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of December 31, 2020.
(d)Reflects $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of December 31, 2020.
(e)Reflects $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.60% as of December 31, 2020.

Mortgages Payable
During the year ended December 31, 2020, we prepaid a $306 mortgage payable, which had a fixed interest rate of 7.48%, incurred a $16 debt prepayment fee and made scheduled principal payments of $2,442 related to amortizing loans.
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
On July 21, 2020, we completed a public offering of $100,000 in aggregate principal amount of the Notes Due 2025, issued at 99.010% of par value to yield 4.236% plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, our previously issued Notes Due 2025 and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion. The proceeds were used to repay borrowings on our unsecured revolving line of credit and for general corporate purposes.
The indenture, as supplemented, governing the Notes Due 2025 contains customary covenants and events of default. Pursuant to the terms of the indenture, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
Notes Due 2021 and 2024
On June 30, 2014, we completed a private placement of $250,000 of unsecured notes, consisting of $100,000 of 4.12% senior unsecured notes due 2021 and $150,000 of 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024). The proceeds were used to repay a portion of our unsecured revolving line of credit. During the year ended December 31, 2020, we repaid the Notes Due 2021 with proceeds from the issuance of the Notes Due 2030.
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
As of December 31, 2020, we believe we were in compliance with the financial covenants under the indenture and the note purchase agreements.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated unsecured credit agreement with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000, consisting of an $850,000 unsecured revolving line of credit that matures on April 22, 2022 and a $250,000 unsecured term loan that was scheduled to mature on January 5, 2021 (Unsecured Credit Facility). During the three months ended September 30, 2020, we repaid the $250,000 unsecured term loan that bore interest at a rate of LIBOR plus a credit spread ranging from 1.20% to 1.70% with proceeds from the issuance of the Notes Due 2030. The unsecured revolving line of credit is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of December 31, 2020, making such an election would have resulted in a higher interest rate; as such, we have not made the election to convert to an investment grade pricing grid.
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
The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2020, we believe we were in compliance with the financial covenants and default provisions under the unsecured credit agreement.
As of December 31, 2020, we had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of our properties and reduce the available borrowings on our unsecured revolving line of credit.

Unsecured Term Loans
Term Loan Due 2024 and Term Loan Due 2026
On July 17, 2019, we entered into a term loan agreement with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The Term Loan Due 2024 and Term Loan Due 2026 bear interest at a rate of LIBOR plus a credit spread based on a leverage grid. The proceeds were used to repay outstanding indebtedness and for general corporate purposes. In accordance with the term loan agreement, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of December 31, 2020, making such an election would have resulted in a higher interest rate; as such, we have not made the election to convert to an investment grade pricing grid.
Term Loan Due 2023
On January 3, 2017, we received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 bears interest at a rate of LIBOR plus a credit spread based on a leverage grid. In accordance with the amended term loan agreement, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of December 31, 2020, making such an election would not have changed the interest rate; as such, we have not made the election to convert to an investment grade pricing grid.
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
The term loan agreements contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum fixed charge coverage ratios; and (iii) minimum unencumbered interest coverage ratios. As of December 31, 2020, we believe we were in compliance with the financial covenants and default provisions under the term loan agreements.

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of December 31, 2020, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2020.

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,409	$26,641	$31,758	$1,737	$1,809	$27,802	$92,156	$93,664
Fixed rate term loans (b)	—	—	200,000	120,000	—	150,000	470,000	464,072
Unsecured notes payable (c)	—	—	—	150,000	350,000	700,000	1,200,000	1,253,928
Total fixed rate debt	2,409	26,641	231,758	271,737	351,809	877,802	1,762,156	1,811,664

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	—	—	—	—
Total debt (d)	$2,409	$26,641	$231,758	$271,737	$351,809	$877,802	$1,762,156	$1,811,664

Weighted average interest rate on debt:
Fixed rate debt	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
Variable rate debt (e)	—	1.25%	—	—	—	—	1.25%
Total	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
(a)Excludes mortgage discount of $(450) and capitalized loan fees of $(192), net of accumulated amortization, as of December 31, 2020.
(b)Excludes capitalized loan fees of $(2,441), net of accumulated amortization, as of December 31, 2020. The following variable rate term loans have been swapped to fixed rate debt: (i) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (ii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iii) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of December 31, 2020, the applicable credit spread for (i) was 1.25%, for (ii) was 1.20% and for (iii) was 1.60%.
(c)Excludes discount of $(6,473) and capitalized loan fees of $(7,527), net of accumulated amortization, as of December 31, 2020.
(d)The weighted average years to maturity of consolidated indebtedness was 5.9 years as of December 31, 2020.
(e)Represents interest rate as of December 31, 2020, however, the revolving line of credit was not drawn as of December 31, 2020.
We plan on addressing our debt maturities through a combination of (i) cash flows generated from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
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

On May 1, 2020, our board of directors temporarily suspended future quarterly dividend payments on our outstanding Class A common stock to preserve and enhance liquidity and capital positioning. During the three months ended September 30, 2020 and December 31, 2020, our board of directors resumed dividend payments and declared a quarterly distribution of $0.05 and $0.06 per share of common stock, respectively. We declared distributions totaling $0.275625 per share of common stock during the year ended December 31, 2020.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. In December 2017, our board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, we repurchased 6,341 shares at an average price per share of $11.80 for a total of $74,952. As of December 31, 2020, $189,105 remained available for repurchases of shares of our Class A common stock under our common stock repurchase program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, in 2021 can be met with (i) cash flows generated from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
As of December 31, 2020, we have active expansion and redevelopment projects at Circle East, One Loudoun Downtown, The Shoppes at Quarterfield and a vacant pad development at Southlake Town Square. To date, we have invested a total of approximately $104,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partner at One Loudoun Downtown. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $75,000 to $88,000 of additional investment from us to complete these projects. During the three months ended March 31, 2020, we halted plans for vertical construction at our Carillon redevelopment in response to macroeconomic conditions due to the impact of the COVID-19 pandemic and materially reduced the planned scope and spend for the project. As of December 31, 2020, we had completed the current scope of site work preparation at Carillon in anticipation of future vertical development at the site.
We capitalized $5,605, $3,730 and $2,128 of indirect project costs, which includes $1,486, $1,414 and $1,123 of internal salaries and related benefits of personnel directly involved in the expansion and redevelopment projects and $3,428, $1,594 and $462 of interest, related to expansion and redevelopment projects during the years ended December 31, 2020, 2019 and 2018, respectively.
In addition, we capitalized $2,679, $2,685 and $2,032 of internal salaries and related benefits of personnel directly involved in capital projects and tenant improvements during the years ended December 31, 2020, 2019 and 2018, respectively. We also capitalized $262, $359 and $384 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2020, 2019 and 2018, respectively.
Dispositions
The following table highlights our property dispositions during 2020, 2019 and 2018:

	Number of Properties Sold (a)	Square Footage	Consideration	Aggregate Proceeds, Net (b)	Debt Extinguished
2020 Disposition	1	105,900	$13,900	$12,695	$—
2019 Dispositions	2	236,100	$44,750	$39,594	$—
2018 Dispositions	10	1,831,200	$201,400	$184,109	$10,750
(a)2018 dispositions include the disposition of Crown Theater, which was classified as held for sale as of December 31, 2017.
(b)Represents total consideration net of transaction costs, as well as capital and tenant-related costs credited to the buyer at close, as applicable.
In addition to the transactions presented in the preceding table, during the year ended December 31, 2020, we received proceeds of $26 from a condemnation award. During the year ended December 31, 2019, we received net proceeds of $5,062 in connection with the second and third phases of the sale of a land parcel, which included rights to develop 22 residential units, at One Loudoun Downtown. During the year ended December 31, 2018, we also received (i) net proceeds of $11,820 in connection with the sale of air rights at Circle East, (ii) net proceeds of $1,789 in connection with the sale of the first phase of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown, and (iii) proceeds of $169 from a condemnation award.
Acquisitions
The following table highlights our asset acquisitions during 2020, 2019 and 2018:

	Number of Assets Acquired	Square Footage	Acquisition Price	Mortgage Debt
2020 Acquisition (a)	1	154,700	$55,000	$—
2019 Acquisitions (b)	3	73,600	$29,976	$—
2018 Acquisition (c)	1	—	$25,000	$—
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
(c)2018 acquisition is One Loudoun Uptown, a 58-acre land parcel, which contains 32 acres that are developable, located adjacent to our One Loudoun Downtown multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.
Summary of Cash Flows

	Year Ended December 31,
	2020	2019	Change
Net cash provided by operating activities	$183,170	$231,491	$(48,321)
Net cash used in investing activities	(186,571)	(90,302)	(96,269)
Net cash provided by (used in) financing activities	34,283	(146,343)	180,626
Increase (decrease) in cash, cash equivalents and restricted cash	30,882	(5,154)	36,036
Cash, cash equivalents and restricted cash, at beginning of year	14,447	19,601
Cash, cash equivalents and restricted cash, at end of year	$45,329	$14,447
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, and (iv) amortization of stock-based compensation, loan fees and debt premium and discount, net. Net cash provided by operating activities in 2020 decreased $48,321 primarily due to the following:
•a $38,453 decrease in NOI, consisting of a decrease in Same Store NOI and NOI from properties that were sold or held for sale in 2019 and 2020 and other properties not included in our same store portfolio;
•a $13,313 decrease in comparative changes in accounts receivable, net due to a decrease in the rate and aggregate amount of cash collections of charges billed to tenants as a result of the COVID-19 pandemic during 2020 as compared to historical levels;
•a $337 increase in cash bonuses paid in 2020 related to the results of 2019; and
•ordinary course fluctuations in working capital accounts;
partially offset by
•a $2,227 decrease in cash paid for interest, excluding debt prepayment fees; and
•a $1,965 decrease in cash paid for leasing fees and inducements.

As a result of COVID-19, a number of our tenants were required to temporarily close their stores or modify their operations and, as a result, requested lease concessions. As of December 31, 2020, approximately 97% of our tenants (based on GLA), or 96% of our tenants (based on ABR), were open. While working to preserve our cash flow, we are also working with our tenants regarding requests for lease concessions. During 2020, we agreed in principle and, in the majority of these circumstances, executed agreements with tenants regarding lease concessions. Approximately half of these concessions are for the deferral of amounts billed, without an extension of the lease term. However, certain of these lease concessions include abatement, a combination of deferral and abatement, or provide a concession that includes the extension of the existing lease term, which requires us to apply lease modification accounting. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. As of December 31, 2020, we agreed in principle and, in the majority of these circumstances, executed lease concessions to defer, without an extension of the lease term, $12,321 of previously uncollected base rent charges related to the year ended December 31, 2020 and to address an additional $14,620 of previously uncollected base rent charges related to the year ended December 31, 2020 through abatement, a combination of deferral and abatement or a concession with the extension of the lease term. As of December 31, 2020, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to be received starting in February 2021 over a period of approximately 11 months once started.
As of February 8, 2021, approximately 98% of our tenants (based on GLA), or 97% of our tenants (based on ABR), were open. While we have reached agreements with many of our tenants, we have not yet reached agreements, and in certain circumstances do not anticipate reaching agreements, to defer or abate rent with a portion of our tenants regarding concession requests, as discussions are ongoing, and certain tenants have not paid or only partially paid their rent and other charges. We can provide no assurances whether certain tenants may request additional concessions in the future. As of February 8, 2021, we have collected 78.0%, 87.6% and 94.1% of base rent charges related to the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively. If our cash collection activity deteriorates, and if we reach additional agreements with tenants to defer or abate rent, our operating cash flows will be negatively impacted. We will continue to work with tenants regarding lease concession requests, which may or may not include some element of rent deferral and, in some cases, partial rent abatement. While seeking to work toward a mutually agreeable outcome with tenants directly impacted by COVID-19, we believe that certain tenants, which remain open and have the ability to pay, have elected to withhold base rent unnecessarily. We are not forgoing our contractual rights under our lease agreements and our tenants do not have a clear contractual right to cease paying rent due to government closures, and, as a result, non-payment of rent generally constitutes a default. However, COVID-19 and the related governmental orders present fairly novel situations and it is possible government action could impact our rights.
We believe that cash flows from operations, working capital and our unsecured revolving line of credit will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, net of proceeds from the sales of investment properties. Net cash flows from investing activities in 2020 decreased $96,269 due to the following:
•a $51,938 increase in investment in developments in progress;
•a $31,935 decrease in proceeds from the sales of investment properties; and
•a $25,079 increase in cash paid to purchase investment properties;
partially offset by
•a $12,683 decrease in capital expenditures and tenant improvements.
In 2021, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through cash flows generated from operations, working capital, capital markets transactions and our unsecured revolving line of credit.

Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our unsecured revolving line of credit and the issuance of debt instruments, partially offset by (i) repayments of our unsecured revolving line of credit, unsecured debt instruments and mortgages payable, (ii) distribution payments, (iii) payment of loan fees and deposits, (iv) debt prepayment costs, (v) principal payments on mortgages payable, and (vi) shares repurchased through our common stock repurchase program. Net cash flows from financing activities in 2020 increased $180,626 primarily due to the following:
•a $393,746 increase in proceeds from the issuance of unsecured notes payable;
•a $237,000 change in the activity on our unsecured revolving line of credit from net repayments of $255,000 during the year ended December 31, 2019 compared to net repayments of $18,000 during the year ended December 31, 2020;
•a $107,798 decrease in principal payments on mortgages payable;
•a $59,975 decrease in distributions paid; and
•a $5,365 decrease in debt prepayment fees;
partially offset by
•a $270,000 decrease in proceeds from the Term Loan Due 2024 and Term Loan Due 2026 during the year ended December 31, 2019. No such proceeds were received in 2020;
•a $250,000 increase in repayments of unsecured term loans resulting from the repayment of our unsecured term loan due 2021 during the year ended December 31, 2020. No such repayments were made in 2019;
•a $100,000 increase in repayments of unsecured notes payable resulting from the repayment of our Notes Due 2021 during the year ended December 31, 2020. No such repayments were made in 2019; and
•a $2,891 increase in the payment of loan fees and deposits.
In 2021, we plan to continue to address our debt maturities through a combination of (i) cash flows from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2020 and excludes the following:
•the impact of any 2021 debt activity;
•recorded debt discounts and capitalized loan fees, which are not obligations;
•obligations related to developments, redevelopments, expansions and pad developments as well as recurring capital additions, as payments are only due upon satisfactory performance under the contracts; and
•letters of credit totaling $291 that serve as collateral for certain capital improvements at one of our properties, which will be satisfied upon completion of the project.

	Payment due by period
	Less than 1 year (b)	1–3 years (c)	3–5 years (d)	More than 5 years (e)	Total
Long-term debt (a):
Fixed rate	$2,409	$258,399	$623,546	$877,802	$1,762,156
Variable rate	—	—	—	—	—
Interest (f)	73,968	143,536	99,369	126,961	443,834
Operating lease obligations (g)	5,926	11,594	10,847	231,560	259,927
	$82,303	$413,529	$733,762	$1,236,323	$2,465,917
(a)Fixed rate amounts for each year include scheduled principal amortization payments. Interest payments related to variable rate debt were calculated using interest rates as of December 31, 2020.
(b)We plan on addressing our 2021 scheduled principal payments on our mortgages payable through a combination of cash flows from operations, working capital and our unsecured revolving line of credit.
(c)Included in fixed rate debt is $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through two interest rate swaps through November 2023.
(d)Included in fixed rate debt is $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through three interest rate swaps through July 2024.
(e)Included in fixed rate debt is $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through three interest rate swaps through July 2026.
(f)Represents expected interest payments on our consolidated debt obligations as of December 31, 2020, including any capitalized interest.
(g)We lease land under non-cancellable leases at certain of our properties expiring in various years from 2035 to 2073, not inclusive of any available option period. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, we will lose our interest in the improvements and the right to operate these properties. We lease office space under non-cancellable leases expiring in various years from 2021 to 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to (i) the reserve for uncollectible lease income, (ii) provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable), and (iii) initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions and initial recognition of right-of-use lease assets and lease liabilities. Actual results could differ from these estimates.
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
Collectibility of Lease Income and Accounts Receivable, Net
At lease commencement, we expect that collectibility is probable for all of our leases due to the creditworthiness analysis performed before entering into a new lease. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. We will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when we believe that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history.

In addition, we have established a general reserve for those receivables that are not considered probable of collection and lease concessions that have been agreed in principle with the tenant, but remain unexecuted as of period end, which are anticipated to provide a concession that will result in a reduction in lease income once executed. The general reserve and uncollected amounts related to tenants accounted for on the cash basis are included in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statements of operations and other comprehensive loss.
The evaluation of individual leases to determine if they should be designated as cash basis as well as estimating the general reserve require a significant amount of judgment by management and can be difficult to measure. The process includes analysis of items such as balances outstanding, historic collection levels, tenant health and current economic trends, among other factors. Additionally, with the uncertainties regarding COVID-19, our assessment also takes into consideration items such as tenant category/type, local restrictions regarding tenant operations, the status of lease concession requests, as well as recent rent collection experience. The process involves a high degree of judgment and estimation and involves significant dollar amounts. Accordingly, our results of operations can be affected by future events and changes in our assessments. Management considers our estimates of uncollectible lease income to be appropriate based on the information available to us at the time of evaluation. However, significant changes in any of the above factors may impact our assessment of cash basis designation as well as collectibility expectations and as such, could significantly impact our consolidated results of operations.
Impairment of Long-Lived Assets
Our investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, we separately determine whether impairment indicators exist for each property. Examples of situations considered impairment indicators for both operating properties and developments in progress include, but are not limited to:
•a substantial decline in or continued low occupancy rate or cash flow;
•expected significant declines in occupancy in the near future;
•continued difficulty in leasing space;
•a significant concentration of financially troubled tenants;
•a reduction in anticipated holding period;
•a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;
•a significant decrease in market price not in line with general market trends; and
•any other quantitative or qualitative events or factors deemed significant by our management or board of directors.
If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, we make certain complex or subjective assumptions that include, but are not limited to:
•projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;
•estimated holding period or various potential holding periods when considering probability-weighted scenarios;
•projected capital expenditures and lease origination costs;
•estimated interest and internal costs expected to be capitalized, dates of construction completion and grand opening dates for developments in progress;
•projected cash flows from the eventual disposition of an operating property or development in progress;
•comparable selling prices; and
•a property-specific discount rate.
To the extent impairment has occurred, we will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value. The identification of impairment indicators, assessing the recoverability of a property and estimating the fair value, as discussed above, is an inherently uncertain process as it often requires consideration of significant future events and assumptions. Expected future cash flows and recoverability conclusions could be materially impacted by changes in items such as future leasing activity, occupancy, property operating costs, market pricing, our view or strategy relative to a tenant’s business or industry, the manner in which a property is used and the expected hold period of an asset. In addition, the extent to which COVID-19 impacts us and our tenants will depend, in part, on future developments, which are highly uncertain and cannot be predicted with confidence. If the effects of COVID-19 cause economic and market conditions to continue to deteriorate or if our expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. Management’s assessment related to impairment is based on the most current information available at the time of the assessment. Significant adverse changes to the business environment, our expectations of future events and cash flow could result in impairment charges in future periods, which could be material.
Impact of Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements – Prior to 2021
Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses. This new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost are required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. In November 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. Generally, the pronouncement requires a modified retrospective method of adoption. The adoption of this pronouncement did not have any effect on our consolidated financial statements as we did not have any financial assets within the scope of this guidance.
Effective January 1, 2020, we adopted ASU 2018-13, Fair Value Measurement. This new guidance provides new and, in some cases, eliminates or modifies the previously existing disclosure requirements on fair value measurements. Public entities are now required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities are no longer required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, we removed the discussion of our valuation processes for Level 3 fair value measurements. We did not remove any other disclosures as we did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The adoption of this pronouncement did not have any effect on our consolidated financial statements. The amended disclosure guidance was applied prospectively.
Effective March 12, 2020, we adopted ASU 2020-04, Reference Rate Reform. This temporary guidance is effective through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). Specifically, the guidance allows for certain changes in critical terms of a designated hedging instrument or hedged item as a result of reference rate reform to not result in the dedesignation of the hedging relationship. In addition, the optional expedients related to probability and effectiveness assessments allow companies to disregard certain economic mismatches in a hedging relationship arising due to reference rate reform until both the derivative and hedged transactions have completed the transition, where current GAAP requires those mismatches to be modeled into the assessment of effectiveness. We elected to apply the optional expedients related to probability and effectiveness prospectively. We have not modified any hedging relationships and have disregarded the potential economic mismatches in hedging relationships due to reference rate reform during the year ended December 31, 2020. The adoption of this pronouncement did not have any effect on our consolidated financial statements. We will continue to evaluate the impact of this guidance as we transition to alternative interest rates.
In April 2020, the FASB staff issued a Q&A document focusing on the application of the lease guidance in ASC 842, Leases, for lease concessions provided as a result of the COVID-19 pandemic. Prior to the Q&A, changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Within the Q&A, the FASB staff provided relief for lease concessions offered as a result of the effects of the COVID-19 pandemic and does not require these concessions to be accounted for in accordance with the lease modification guidance in ASC 842.
Under existing lease guidance, a company determines, on a lease-by-lease basis, if a lease concession is the result of a new arrangement with the tenant or if it is under the enforceable rights and obligations within the lease agreement. Under the relief guidance, a company can account for certain concessions (i) as if no changes to the existing lease contract were made or (ii) as a negative variable lease adjustment to lease income. This optionality is offered in circumstances when the total future payments required by the modified contract are substantially the same as the total payments required by the existing contract. Also, under the relief guidance, a company can account for certain other concessions only as a variable lease adjustment. This relief option is offered in circumstances including when the total future payments required by the modified contract are less than the total payments required by the existing contract (i.e., abatement) or when the total payments required are the same but extend over a longer period of time as compared to the existing contract.
Application of the relief guidance is optional; however, it is required to be applied consistently to leases with similar characteristics and similar circumstances. We have elected to apply the relief guidance where lease concessions (i) have been granted as relief due to the COVID-19 pandemic and (ii) result in the total payments remaining to be substantially the same or less than the existing contract.
Based on the policy elections made under the relief guidance as well as modifications that do not qualify for the relief guidance, we have accounted for lease concessions as follows:

Lease Concession	Accounting Treatment of Concession

(i) Deferral of payment to a future period, with no change in lease term	Treated as if there are no changes to the existing lease contract; no change to lease income recognized, including the recognition of straight-line rental income.

(ii) Deferral of payment to a future period, with a modest extension of the lease term, however no increase in total payments (iii) Abatement (iv) Combination of abatement and deferral	Treated as a variable lease adjustment; reduction in lease income for the abated and deferred amounts; however, no change in the recognition of straight-line rental income. Any deferred amounts will be recognized as lease income when payment is received.

(v) Significant lease extension resulting in an increase in total payments	Existing lease modification guidance under ASC 842 is followed.
See a discussion regarding lease concessions agreed to with tenants as a result of the COVID-19 pandemic and related impact in Note 6 to the accompanying consolidated financial statements.
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

Subsequent Events
Subsequent to December 31, 2020, we:
•granted 182 restricted shares at a grant date fair value of $8.33 per share and 452 RSUs at a grant date fair value of $10.06 per RSU to our executives in conjunction with our long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the accompanying consolidated financial statements for additional details regarding the terms of the RSUs;
•issued 102 shares of common stock and 197 restricted shares with a one year vesting term for the RSUs with a performance period that concluded on December 31, 2020. An additional 49 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period; and
•paid the cash dividend for the fourth quarter of 2020 of $0.06 per share on our outstanding Class A common stock, which was paid on January 8, 2021 to Class A common shareholders of record at the close of business on December 23, 2020.

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
As of December 31, 2020, we had $470,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of December 31, 2020 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Liability
Term Loan Due 2023	$200,000	November 22, 2023	$14,982
Term Loan Due 2024	120,000	July 17, 2024	5,996
Term Loan Due 2026	150,000	July 17, 2026	10,688
	$470,000		$31,666
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $19,101.
The combined carrying amount of our debt is approximately $66,591 lower than the fair value as of December 31, 2020.
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
When LIBOR is discontinued, the interest rate for certain of our debt instruments, including our unsecured credit facility revolving line of credit, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026, and interest rate swap agreements that are indexed to LIBOR will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuation. We understand that LIBOR is expected to remain available through the end of 2021, if not longer.

Debt Maturities
Our interest rate risk is monitored using a variety of techniques. The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of December 31, 2020, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2020.

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,409	$26,641	$31,758	$1,737	$1,809	$27,802	$92,156	$93,664
Fixed rate term loans (b)	—	—	200,000	120,000	—	150,000	470,000	464,072
Unsecured notes payable (c)	—	—	—	150,000	350,000	700,000	1,200,000	1,253,928
Total fixed rate debt	2,409	26,641	231,758	271,737	351,809	877,802	1,762,156	1,811,664

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	—	—	—	—
Total debt (d)	$2,409	$26,641	$231,758	$271,737	$351,809	$877,802	$1,762,156	$1,811,664

Weighted average interest rate on debt:
Fixed rate debt	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
Variable rate debt (e)	—	1.25%	—	—	—	—	1.25%
Total	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
(a)Excludes mortgage discount of $(450) and capitalized loan fees of $(192), net of accumulated amortization, as of December 31, 2020.
(b)Excludes capitalized loan fees of $(2,441), net of accumulated amortization, as of December 31, 2020. The following variable rate term loans have been swapped to fixed rate debt: (i) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (ii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iii) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of December 31, 2020, the applicable credit spread for (i) was 1.25%, for (ii) was 1.20% and for (iii) was 1.60%.
(c)Excludes discount of $(6,473) and capitalized loan fees of $(7,527), net of accumulated amortization, as of December 31, 2020.
(d)The weighted average years to maturity of consolidated indebtedness was 5.9 years as of December 31, 2020.
(e)Represents interest rate as of December 31, 2020, however, the revolving line of credit was not drawn as of December 31, 2020.
As of December 31, 2020, we had $470,000 of variable rate debt that has been swapped to fixed rate debt and access to a variable rate revolving line of credit with an interest rate of 1.25% based upon LIBOR; however, the revolving line of credit was not drawn as of December 31, 2020. An increase in the variable interest rate on the revolving line of credit constitutes a market risk. If interest rates increase by 1%, there would be no change to interest expense as the revolving line of credit is undrawn as of December 31, 2020.
The table incorporates only those interest rate exposures that existed as of December 31, 2020 and does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and other comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
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

The Company makes significant assumptions in its consideration of events or changes in circumstances to identify whether there are indications of impairment. Changes in these assumptions could have a significant impact on the investment properties identified for further analysis. The total investment properties balance as of December 31, 2020 was $3.3 billion, following impairment losses recorded during 2020 of $2.6 million.
We identified the Company’s consideration of impairment indicators for its investment properties as a critical audit matter because of the significant assumptions management makes in its consideration of whether events or changes in circumstances have occurred indicate the carrying amounts of investment properties may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assessment of investment properties for possible indications of impairment included the following, among others:
•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate the carrying amounts of investment properties are no longer recoverable, including controls over management’s estimates.
•We evaluated management’s impairment analysis by:
◦Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions.
◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.
Accounts Receivable, Net – Collectibility of Tenant Receivables — Refer to Notes 2 and 6 to the consolidated financial statements
Critical Audit Matter Description
The recent global pandemic relating to COVID-19 has impacted the Company’s ability to collect rental income on a timely basis, as certain tenants have been materially impacted by tenant store closures, quarantines and stay-at-home orders. As a result of COVID-19 and the measures implemented to mitigate its impact, a certain number of the Company’s tenants requested, and the Company executed, lease concession agreements and may grant further rent concessions, on a case-by-case basis. The Company is required to evaluate each lease arrangement as to whether it is probable of collecting substantially all of the remaining lease payments. Individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is recognized on the cash basis of accounting. For leases where collectibility of substantially all the remaining lease payments is probable, the Company records a general reserve against the portion of its accounts receivable balance management believes to be uncollectible. The Company accounts for certain tenants on the cash basis of accounting and estimates its general reserve based on a quantitative and qualitative analysis of balances outstanding, historical collection levels, status of lease concessions, financial health and current economic trends, among other factors.
The Company makes significant assumptions in establishing a general reserve and determining whether tenant revenue should be recognized on the cash basis. Changes in these assumptions could have a significant impact on the Accounts receivable, net.
We identified the Company’s evaluation of the collectibility of a tenant’s lease payments as a critical audit matter because of the significant assumptions management makes in its evaluation of the collectibility of receivables related to revenue generating activities. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately determined if tenant revenue should be recognized on the cash basis of accounting and management’s estimate of the general reserve.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating the Company’s determination of whether tenant revenue should be recognized on the cash basis of accounting and the general reserve include the following, among others:
•We tested the effectiveness of the controls over management’s assessment of the probability of collecting substantially all of the remaining lease payments from each tenant and management’s estimate of its general reserve for uncollectible receivables.
•We evaluated management’s assessment of whether tenant revenue should be recognized on the cash basis and management’s estimate of its general reserve by:
◦Evaluating and inspecting the terms of recent lease amendments containing lease concessions.
◦Testing the completeness and accuracy of the cash-basis tenant listing for which the Company made the determination collection of rents over the remaining lease life is not probable, which included consideration of tenant specific and market information.
◦Obtaining and evaluating the reasonableness of management’s analysis of its general reserve.
•We performed corroborating inquiries with Company personnel, including those from the leasing department, legal department, operations, and financial reporting, and inspected tenant records, including executed lease amendments, to determine whether management’s assumptions regarding the probability of collecting substantially all of the remaining lease payments and collection losses were appropriate based on the status of lease concession agreements and recent rent collection experience.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 17, 2021
We have served as the Company’s auditor since 2009.

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2020	December 31, 2019
Assets
Investment properties:
Land	$1,075,037	$1,021,829
Building and other improvements	3,590,495	3,544,582
Developments in progress	188,556	113,353
	4,854,088	4,679,764
Less: accumulated depreciation	(1,514,440)	(1,383,274)
Net investment properties (includes $74,314 and $12,445 from consolidated variable interest entities, respectively)	3,339,648	3,296,490
Cash and cash equivalents	41,785	9,989
Accounts receivable, net	73,983	73,832
Acquired lease intangible assets, net	66,799	79,832
Right-of-use lease assets	42,768	50,241
Other assets, net (includes $354 and $164 from consolidated variable interest entities, respectively)	72,220	75,978
Total assets	$3,637,203	$3,586,362

Liabilities and Equity
Liabilities:
Mortgages payable, net	$91,514	$94,155
Unsecured notes payable, net	1,186,000	796,247
Unsecured term loans, net	467,559	716,523
Unsecured revolving line of credit	—	18,000
Accounts payable and accrued expenses	78,692	78,902
Distributions payable	12,855	35,387
Acquired lease intangible liabilities, net	61,698	63,578
Lease liabilities	84,628	91,129
Other liabilities (includes $3,890 and $1,707 from consolidated variable interest entities, respectively)	72,127	56,368
Total liabilities	2,055,073	1,950,289

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 214,168 and 213,600 shares issued and outstanding as of December 31, 2020 and 2019, respectively	214	214
Additional paid-in capital	4,519,522	4,510,484
Accumulated distributions in excess of earnings	(2,910,383)	(2,865,933)
Accumulated other comprehensive loss	(31,730)	(12,288)
Total shareholders’ equity	1,577,623	1,632,477
Noncontrolling interests	4,507	3,596
Total equity	1,582,130	1,636,073
Total liabilities and equity	$3,637,203	$3,586,362

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Operations and Other Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Lease income	$430,043	$481,686	$482,497

Expenses:
Operating expenses	64,043	68,396	74,885
Real estate taxes	72,896	73,247	73,683
Depreciation and amortization	165,974	194,573	175,977
Provision for impairment of investment properties	2,625	12,298	2,079
General and administrative expenses	38,681	40,489	42,363
Total expenses	344,219	389,003	368,987

Other (expense) income:
Interest expense	(78,498)	(76,571)	(73,746)
Gain on sales of investment properties	1,352	18,872	37,211
Gain on litigation settlement	6,100	—	—
Other (expense) income, net	(207)	(2,587)	665
Net income	14,571	32,397	77,640
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$14,571	$32,397	$77,640

Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.07	$0.15	$0.35

Net income	$14,571	$32,397	$77,640
Other comprehensive loss:
Net unrealized loss on derivative instruments (Note 8)	(19,442)	(10,766)	(2,608)
Comprehensive (loss) income attributable to the Company	$(4,871)	$21,631	$75,032

Weighted average number of common shares outstanding – basic	213,331	212,948	217,830

Weighted average number of common shares outstanding – diluted	213,331	213,198	218,231

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount						Total Equity
Balance as of January 1, 2018	219,237	$219	$4,574,428	$(2,690,021)	$1,074	$1,885,700	$—	$1,885,700
Cumulative effect of accounting change	—	—	—	(12)	12	—	—	—
Net income	—	—	—	77,640	—	77,640	—	77,640
Other comprehensive loss	—	—	—	—	(2,608)	(2,608)	—	(2,608)
Contributions from noncontrolling interests	—	—	—	—	—	—	418	418
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	(144,409)	—	(144,409)	—	(144,409)
Issuance of common stock	59	—	—	—	—	—	—	—
Shares repurchased through common stock repurchase program	(6,341)	(6)	(74,946)	—	—	(74,952)	—	(74,952)
Issuance of restricted shares	382	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	(12)	—	6,992	—	—	6,992	—	6,992
Shares withheld for employee taxes	(149)	—	(1,772)	—	—	(1,772)	—	(1,772)
Balance as of December 31, 2018	213,176	$213	$4,504,702	$(2,756,802)	$(1,522)	$1,746,591	$418	$1,747,009

Net income	—	$—	$—	$32,397	$—	$32,397	$—	$32,397
Other comprehensive loss	—	—	—	—	(10,766)	(10,766)	—	(10,766)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,178	3,178
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	(141,528)	—	(141,528)	—	(141,528)
Issuance of common stock	111	—	—		—	—	—	—
Issuance of restricted shares	469	1	—	—	—	1	—	1
Stock-based compensation expense, net of forfeitures	(16)	—	7,559	—	—	7,559	—	7,559
Shares withheld for employee taxes	(140)	—	(1,777)	—	—	(1,777)	—	(1,777)
Balance as of December 31, 2019	213,600	$214	$4,510,484	$(2,865,933)	$(12,288)	$1,632,477	$3,596	$1,636,073

Net income	—	$—	$—	$14,571	$—	14,571	$—	$14,571
Other comprehensive loss	—	—	—	—	(19,442)	(19,442)	—	(19,442)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,128	3,128
Termination of consolidated joint ventures	—	—	2,217	—	—	2,217	(2,217)	—
Distributions declared to common shareholders ($0.275625 per share)	—	—	—	(59,021)	—	(59,021)	—	(59,021)
Issuance of common stock	148	—	—	—	—	—	—	—
Issuance of restricted shares	624	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	(8)	—	8,915	—	—	8,915	—	8,915
Shares withheld for employee taxes	(196)	—	(2,094)	—	—	(2,094)	—	(2,094)
Balance as of December 31, 2020	214,168	$214	$4,519,522	$(2,910,383)	$(31,730)	$1,577,623	$4,507	$1,582,130
See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$14,571	$32,397	$77,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,974	194,573	175,977
Provision for impairment of investment properties	2,625	12,298	2,079
Gain on sales of investment properties	(1,352)	(18,872)	(37,211)
Amortization of loan fees and debt premium and discount, net	4,453	2,863	3,416
Amortization of stock-based compensation	8,915	7,559	6,992
Debt prepayment fees	2,786	8,151	5,791
Payment of leasing fees and inducements	(8,471)	(10,436)	(8,775)
Changes in accounts receivable, net	(6,079)	7,234	(6,294)
Changes in right-of-use lease assets	1,856	1,923	—
Changes in accounts payable and accrued expenses, net	425	129	(6,398)
Changes in lease liabilities	(941)	(630)	—
Changes in other operating assets and liabilities, net	(569)	2,935	(672)
Other, net	(1,023)	(8,633)	(8,382)
Net cash provided by operating activities	183,170	231,491	204,163

Cash flows from investing activities:
Purchase of investment properties	(54,970)	(29,891)	(25,450)
Capital expenditures and tenant improvements	(62,914)	(75,597)	(72,936)
Proceeds from sales of investment properties	12,721	44,656	197,887
Investment in developments in progress	(81,408)	(29,470)	(12,226)
Net cash (used in) provided by investing activities	(186,571)	(90,302)	87,275

Cash flows from financing activities:
Principal payments on mortgages payable	(2,748)	(110,546)	(81,788)
Proceeds from unsecured notes payable	493,746	100,000	—
Repayments of unsecured notes payable	(100,000)	—	—
Proceeds from unsecured term loans	—	270,000	—
Repayments of unsecured term loans	(250,000)	—	(100,000)
Proceeds from unsecured revolving line of credit	937,704	263,000	482,000
Repayments of unsecured revolving line of credit	(955,704)	(518,000)	(425,000)
Payment of loan fees and deposits	(5,410)	(2,519)	(5,954)
Debt prepayment fees	(2,786)	(8,151)	(5,791)
Distributions paid	(81,553)	(141,528)	(145,333)
Shares repurchased through common stock repurchase program	—	—	(74,952)
Other, net	1,034	1,401	(1,354)
Net cash provided by (used in) financing activities	34,283	(146,343)	(358,172)

Net increase (decrease) in cash, cash equivalents and restricted cash	30,882	(5,154)	(66,734)
Cash, cash equivalents and restricted cash, at beginning of year	14,447	19,601	86,335
Cash, cash equivalents and restricted cash, at end of year	$45,329	$14,447	$19,601
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$66,562	$74,154	$70,564
Cash paid for amounts included in the measurement of operating lease liabilities	$5,904	$6,011	$—
Distributions payable	$12,855	$35,387	$35,387
Accrued capital expenditures and tenant improvements	$6,307	$7,477	$16,007
Accrued leasing fees and inducements	$1,203	$1,903	$530
Accrued redevelopment costs	$1,404	$2,185	$41
Amounts reclassified to developments in progress	$550	$34,746	$—
Developments in progress placed in service	$5,974	$1,377	$11,997
Change in noncontrolling interest due to termination of joint ventures	$2,217	$—	$—
Lease liabilities arising from obtaining right-of-use lease assets	$383	$103,840	$—
Straight-line ground rent liabilities reclassified to right-of-use lease asset	$—	$31,030	$—
Straight-line office rent liability reclassified to right-of-use lease asset	$—	$507	$—
Acquired ground lease intangible liability reclassified to right-of-use lease asset	$—	$11,898	$—

Purchase of investment properties (after credits at closing):
Net investment properties	$(58,760)	$(28,486)	$(25,450)
Right-of-use lease assets	5,999	—	—
Accounts receivable, acquired lease intangibles and other assets	(1,801)	(1,792)	—
Lease liabilities	(5,942)	—	—
Accounts payable, acquired lease intangibles and other liabilities	5,534	387	—
Purchase of investment properties (after credits at closing)	$(54,970)	$(29,891)	$(25,450)

Proceeds from sales of investment properties:
Net investment properties	$11,307	$30,119	$156,248
Right-of-use lease assets	—	8,242	—
Accounts receivable, acquired lease intangibles and other assets	167	1,591	11,279
Lease liabilities	—	(11,326)	—
Accounts payable, acquired lease intangibles and other liabilities	(105)	(2,842)	(6,851)
Gain on sales of investment properties	1,352	18,872	37,211
Proceeds from sales of investment properties	$12,721	$44,656	$197,887

Reconciliation of cash, cash equivalents and restricted cash, at end of year:
Cash and cash equivalents	$41,785	$9,989	$14,722
Restricted cash (included within “Other assets, net”)	3,544	4,458	4,879
Total cash, cash equivalents and restricted cash	$45,329	$14,447	$19,601
See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of December 31, 2020, the Company owned 102 retail operating properties in the United States.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to (i) the reserve for uncollectible lease income, (ii) provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable), and (iii) initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions and initial recognition of right-of-use lease assets and lease liabilities. Actual results could differ from these estimates.
In accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 205, Presentation of Financial Statements, certain prior year balances in the accompanying consolidated statements of cash flows have been reclassified in order to conform to the current period presentation. Specifically, for the years ended December 31, 2019 and 2018, the reserve for uncollectible lease income of $2,404 and $2,101, respectively, has been presented as a component of “Changes in accounts receivable, net” rather than the previous presentation where it was included as a component of “Other, net” within “Cash flows from operating activities.” There has been no change to “Net cash provided by operating activities” for the years ended December 31, 2019 and 2018 as a result of this reclassification.
All dollar amounts and share amounts in the consolidated financial statements and notes thereto are stated in thousands with the exception of per share, per square foot and per unit amounts. Square foot and per square foot amounts are unaudited.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated variable interest entities (VIEs). All intercompany balances and transactions have been eliminated in consolidation. Wholly owned subsidiaries generally consist of limited liability companies, limited partnerships and statutory trusts.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy, including the retail sector within the U.S., and has contributed to significant volatility and negative pressure in the financial markets. Many U.S. states and cities, including where the Company owns properties and/or has development sites, imposed measures, and continue to impose measures to varying degrees, intended to control the spread of COVID-19, such as instituting “shelter-in-place” rules, limitations on public gatherings and restrictions on certain business operations and/or the types of construction projects that may continue. As a result of the pandemic and the measures implemented to mitigate its impact, a number of the Company’s tenants were required to temporarily close their stores or modify their operations and, as a result, requested lease concessions. As of December 31, 2020, all of the Company’s properties were open for the benefit of the communities and customers that the Company’s tenants serve and approximately 97% of the Company’s tenants (based on gross leasable area), or 96% of the Company’s tenants (based on annualized base rent), were open. While many U.S. states and cities have eased or lifted such restrictions, some have subsequently reinstated restrictions and others may do so in the future.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
During 2020, the Company executed agreements with tenants regarding lease concessions. See a discussion regarding lease concessions executed or agreed in principle as a result of the COVID-19 pandemic and related accounting treatment in Note 2 and Note 6 to the consolidated financial statements.
The Company continues to closely monitor the impact of the pandemic on all aspects of its business. Due to numerous uncertainties, it is not possible to accurately predict the ultimate impact the pandemic will have on the Company’s financial condition, results of operations and cash flows.
The Company’s property ownership as of December 31, 2020 is summarized below:

Property Count
Retail operating properties	102
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (a)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105
(a)The operating portion of this property is included within the property count for retail operating properties.
During the year ended December 31, 2020, the Company terminated the two joint ventures at its Carillon redevelopment as a result of halting the planned vertical construction in response to macroeconomic conditions related to the COVID-19 pandemic. During the year ended December 31, 2018, the Company entered into a joint venture agreement related to the development project at One Loudoun Downtown. The joint ventures are considered VIEs and the Company is considered the primary beneficiary. As such, the Company has consolidated these joint ventures and presented the joint venture partner’s interests as noncontrolling interests.
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
The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
expense pertaining to acquired in-place lease value intangibles of $13,095, $14,728 and $21,014 for the years ended December 31, 2020, 2019 and 2018, respectively.
With respect to acquired leases in which the Company is the lessor, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to lease income. Amortization pertaining to above market lease intangibles of $1,948, $3,197 and $4,403 for the years ended December 31, 2020, 2019 and 2018, respectively, was recorded as a reduction to lease income. Amortization pertaining to below market lease intangibles of $7,360, $8,626 and $9,870 for the years ended December 31, 2020, 2019 and 2018, respectively, was recorded as an increase to lease income.
With respect to acquired leases in which the Company is the lessee, a lease liability is measured at the present value of the remaining lease payments and the right-of-use lease (ROU) asset is initially measured as the same amount as the lease liability and adjusted for any above or below market ground lease intangibles. Amortization pertaining to above market ground lease intangibles of $560 for the year ended December 31, 2018 was recorded as a reduction to operating expenses.
The following table presents the amortization during the next five years and thereafter related to the acquired lease intangible assets and liabilities for properties owned as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Amortization of:
Acquired above market lease intangibles (a)	$1,408	$1,139	$1,000	$744	$502	$1,912	$6,705
Acquired in-place lease value intangibles (a)	9,137	8,029	6,954	6,196	4,912	24,866	60,094
Acquired lease intangible assets, net (b)	$10,545	$9,168	$7,954	$6,940	$5,414	$26,778	$66,799

Acquired below market lease intangibles (a)	$(5,140)	$(4,986)	$(4,783)	$(4,638)	$(4,197)	$(37,954)	$(61,698)
Acquired lease intangible liabilities, net (b)	$(5,140)	$(4,986)	$(4,783)	$(4,638)	$(4,197)	$(37,954)	$(61,698)
(a)Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessor. The amortization of acquired above and below market lease intangibles is recorded as an adjustment to lease income and the amortization of acquired in-place lease value intangibles is recorded to depreciation and amortization expense.
(b)Acquired lease intangible assets, net and acquired lease intangible liabilities, net are presented net of $282,813 and $52,847 of accumulated amortization, respectively, as of December 31, 2020.
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees, including capitalized internal leasing incentives, all of which are incremental to signed leases, are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company capitalized internal salaries and related benefits of personnel directly involved in capital projects and tenant improvements of $2,679, $2,685 and $2,032 during the years ended December 31, 2020, 2019 and 2018. The Company also capitalized $262, $359 and $384 of internal leasing incentives, all of which were incremental to signed leases, during the years ended December 31, 2020, 2019 and 2018, respectively.
Impairment of Long-Lived Assets: The Company’s investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:
•a substantial decline in or continued low occupancy rate or cash flow;
•expected significant declines in occupancy in the near future;
•continued difficulty in leasing space;
•a significant concentration of financially troubled tenants;
•a reduction in anticipated holding period;

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
•a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;
•a significant decrease in market price not in line with general market trends; and
•any other quantitative or qualitative events or factors deemed significant by the Company’s management or board of directors.
If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Company makes certain complex or subjective assumptions that include, but are not limited to:
•projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;
•estimated holding period or various potential holding periods when considering probability-weighted scenarios;
•projected capital expenditures and lease origination costs;
•estimated interest and internal costs expected to be capitalized, dates of construction completion and grand opening dates for developments in progress;
•projected cash flows from the eventual disposition of an operating property or development in progress;
•comparable selling prices; and
•a property-specific discount rate.
To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.
Below is a summary of impairment charges recorded within “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive loss during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Impairment of consolidated properties	$2,625	$12,298	$2,079
The Company’s assessment of impairment as of December 31, 2020 was based on the most current information available to the Company. The extent to which COVID-19 impacts the Company and its tenants will depend, in part, on future developments, which are highly uncertain. If the effects of COVID-19 cause economic and market conditions to continue to deteriorate, which, consequently, result in deterioration of operating conditions and/or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in 2021 or future periods. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recorded. Indications of a tenant’s inability to continue as a going concern or changes in the Company’s long-term hold strategies could change in future periods. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. Refer to Note 12 to the consolidated financial statements for further discussion.
Expansion and Redevelopment Projects: Expansion and redevelopment projects are classified as developments in progress on the accompanying consolidated balance sheets and include (i) land held for development and (ii) expansion and redevelopment

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
projects at existing properties. During the development period, the Company capitalizes direct project costs such as construction, insurance, architectural and legal, as well as certain indirect project costs such as interest, other financing costs, real estate taxes and internal salaries and related benefits of personnel directly involved in the project. Capitalization of project costs begins when the activities and related expenditures commence and cease when the project, or a portion of the project, is substantially complete and ready for its intended use, at which time the classification changes from development to operating, the project is placed in service and depreciation commences. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. A property is considered stabilized upon reaching 90% occupancy, but generally no later than one year from completion of major construction activity.
The Company makes estimates as to the probability of completion of expansion and redevelopment projects. If the Company determines that completion of the expansion or redevelopment project is no longer probable, the Company expenses any capitalized costs that are not recoverable. The Company capitalized $5,605, $3,730 and $2,128 of indirect project costs related to expansions and redevelopment projects, including, among other costs, $1,486, $1,414 and $1,123 of internal salaries and related benefits of personnel directly involved in the expansion and redevelopment projects and $3,428, $1,594 and $462 of interest, during the years ended December 31, 2020, 2019 and 2018, respectively.
Investment Properties Held for Sale: In determining whether to classify an investment property as held for sale, the Company considers whether (i) management has committed to a plan to sell the investment property, (ii) the investment property is available for immediate sale in its present condition, subject only to terms that are usual and customary, (iii) the Company has initiated a program to locate a buyer, (iv) the Company believes that the sale of the investment property is probable, (v) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its current value, and (vi) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made.
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value intangibles and any above or below market lease intangibles and the Company records the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. No properties qualified for held for sale accounting treatment as of December 31, 2020 and 2019.
Partially Owned Entities: The Company consolidates partially-owned entities if they are VIEs in accordance with ASC 810, Consolidation and the Company is considered the primary beneficiary, the Company has voting control, the limited partners (or non-managing members) do not have substantive kick-out rights or substantive participating rights, or other conditions exist that indicate that the Company has control. Management uses its judgment when determining if the Company is the primary beneficiary of, or has a controlling financial interest in, an entity in which it has a variable interest, to determine whether the Company has the power to direct the activities that most significantly impact the entity’s economic performance and if it has significant economic exposure to the risk and rewards of ownership. The Company reassesses its interests in VIEs on an ongoing basis to determine if the entity should be consolidated.
Noncontrolling interest is the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. In the consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from partially owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Consolidated statements of equity include beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable. The Company evaluates the classification and presentation of noncontrolling interests associated with consolidated joint venture investments, if any, on an ongoing basis as facts and circumstances necessitate.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
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
Derivative and Hedging Activities: Derivatives are recorded in the accompanying consolidated balance sheets at fair value within “Other liabilities.” The Company uses interest rate derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of its borrowings. The Company does not use derivatives for trading or speculative purposes. On the date the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in fair value of a derivative that is designated and that qualifies as a cash flow hedge are recorded within “Accumulated other comprehensive loss” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. As of December 31, 2020 and 2019, the balance in accumulated other comprehensive loss relating to derivatives was $31,730 and $12,288, respectively.
Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the entity’s control. Thus, the timing and/or method of settlement may be conditional on a future event. Based upon the Company’s evaluation, no accrual of a liability for asset retirement obligations was warranted as of December 31, 2020 and 2019.
Lease Income and Accounts Receivable, Net: The Company is primarily a lessor of commercial retail space and the majority of revenues from the Company’s properties consist of rents received under long-term operating leases, predominantly consisting of base rent with designated increases over the term of the lease.
The Company commences recognition of lease income on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. Lease income, for leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such lease income earned and the cash rent due under the provisions of a lease is recorded as straight-line rent receivable and is included as a component of “Accounts receivable, net” in the accompanying consolidated balance sheets.
Certain leases provide for percentage rent based primarily on tenant sales volume. The Company recognizes percentage rent when the specified target (i.e., breakpoint) that triggers the percentage rent is achieved. The Company recorded percentage rent and percentage rent in lieu of base rent of $1,956, $2,555 and $3,426 for the years ended December 31, 2020, 2019 and 2018, respectively, within “Lease income” in the accompanying consolidated statements of operations and other comprehensive loss.
Also, most leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord including, among others, real estate taxes, insurance, utilities, common area maintenance and management fees, subject to the terms of the respective lease. Certain other tenants are subject to net leases where the tenant is responsible for paying base rent to the Company but is directly responsible for other costs associated with occupancy, such as real estate taxes. Expenses paid directly by the tenant rather than the landlord are not included in the accompanying consolidated statements of operations and other comprehensive loss. Expenses paid by the landlord, subject to reimbursement by the tenant, are included within “Operating expenses” or “Real estate taxes” and reimbursements are included within “Lease income” along with the associated base rent in the accompanying consolidated statements of operations and other comprehensive loss.
The Company made an accounting policy election to not separate non-lease components (primarily reimbursement of common area maintenance costs) from the related lease components as (i) the fixed non-lease components have the same timing and pattern of transfer as the associated lease component, (ii) the lease component, if accounted for separately, would be classified as an operating lease and (iii) the Company considers the lease component to be the predominant component of the combined contract. Reimbursements from tenants for recoverable operating expenses are recognized within “Lease income” in the accompanying consolidated statements of operations and other comprehensive loss.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
In addition, the Company records lease termination fee income when (i) a termination letter agreement is signed, (ii) all of the conditions of such agreement have been fulfilled, (iii) the tenant is no longer occupying the property and (iv) collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant-specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded lease termination fee income of $761, $2,024 and $1,721 for the years ended December 31, 2020, 2019 and 2018, respectively, which is included within “Lease income” in the accompanying consolidated statements of operations and other comprehensive loss.
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company in accordance with the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included within “Operating expenses” and sales tax reimbursements included within “Lease income” in the accompanying consolidated statements of operations and other comprehensive loss. Such taxes remitted to governmental authorities, which are generally reimbursed by tenants, were $569, $634 and $545 for the years ended December 31, 2020, 2019 and 2018, respectively.
As a result of COVID-19 and the measures implemented to mitigate its impact, a number of the Company’s tenants requested, and the Company executed, lease concession agreements with certain tenants. In April 2020, the FASB staff issued a question-and-answer (Q&A) document focusing on the application of the lease guidance in ASC 842, Leases, providing optional relief related to the lease modification guidance under ASC 842 for lease concession agreements entered as a result of COVID-19. The Company has elected to apply the relief guidance where lease concessions (i) have been granted as relief due to the COVID-19 pandemic and (ii) result in the total payments remaining to be substantially the same or less than the existing contract. See further discussion within “Recently Adopted Accounting Pronouncements – Prior to 2021” below.
At lease commencement, the Company expects that collectibility is probable for all of its leases due to the creditworthiness analysis performed before entering into a new lease. Throughout the lease term, individual leases are assessed for collectibility and upon the determination that the collection of rents over the remaining lease life is not probable, lease income is adjusted such that it is recognized on the cash basis of accounting. The Company will remove the cash basis designation and resume recording lease income from such tenants on an accrual basis when the Company believes that the collection of rent over the remaining lease term is probable and, generally, based upon a demonstrated payment history. As of December 31, 2020, approximately 11.9% of the Company’s tenants, based on annualized base rent of the operating portfolio, are being accounted for on the cash basis of accounting.
In addition, the Company has established a general reserve for those receivables that are not considered probable of collection. The reserve is based upon an analysis of balances outstanding, historic bad debt levels and current economic trends. Additionally, with the uncertainties regarding COVID-19, the Company’s assessment also takes into consideration items such as tenant category/type, local restrictions regarding tenant operations, the current status of lease concession requests, as well as recent rent collection experience, among other factors. This general reserve includes the reserve for lease concessions that have been agreed in principle with the tenant, but remain unexecuted as of period end, which are anticipated to provide a concession that will result in a reduction in lease income once executed.
Uncollectible lease income is comprised of (i) the change in reserve recognized related to uncollected amounts related to tenants being accounted for on the cash basis of accounting, (ii) the change in the general reserve for those receivables that are not considered probable of collection and (iii) the estimated impact for lease concessions that have been agreed in principle with the tenant, but remain unexecuted as of period end, which are anticipated to provide a concession that will result in a reduction in lease income once executed. The evaluation of individual leases to determine if they should be designated as cash basis as well as estimating the general reserve requires a significant amount of judgment by management and is based on the best information available to the Company at the time of evaluation. Due to COVID-19, uncollectible lease income increased $25,220 for the year ended December 31, 2020 as compared to $2,208 and $1,918 for the years ended December 31, 2019 and 2018, respectively. In addition, reserves related to straight-line receivables increased $9,429 for the year ended December 31, 2020 as compared to $1,184 and $825 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020 and 2019, accounts receivable is net of reserves totaling $42,574 and $10,628, respectively.
Beginning January 1, 2019, in accordance with ASC 842, the Company began recording all changes in uncollectible lease income as an adjustment to “Lease income” in the accompanying consolidated statements of operations and other

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
comprehensive loss. For the periods prior to January 1, 2019, changes in collectibility of lease income for billed receivables were presented within “Operating expenses” in the accompanying consolidated statements of operations and other comprehensive loss. Changes in allowances for doubtful straight-line receivables have consistently been recorded as an adjustment to “Lease income” in the accompanying consolidated statements of operations and other comprehensive loss.
Right-of-use Lease Assets and Lease Liabilities: The Company is a lessee of (i) land under non-cancellable operating leases and (ii) office space for certain management offices and its corporate offices. Rental expense associated with land and office space that the Company leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease.
On January 1, 2019, the Company began recognizing lease liabilities and ROU assets for long-term ground and office leases where it is the lessee in connection with the Company’s adoption of ASU 2016-02, Leases. The lease liability is calculated by discounting future lease payments by the Company’s incremental borrowing rate, which is determined through consideration of (i) the Company’s entity-specific risk premium, (ii) observable market interest rates and (iii) lease term. The ROU asset is initially measured as the same amount as the lease liability and presented net of the Company’s existing straight-line ground rent liabilities and acquired ground lease intangible liability. The lease liability is amortized based on changes in the value of discounted future lease payments and the ROU asset is amortized by the difference in the straight-line lease expense for the period and the change in value of the lease liability.
The Company does not (i) include option terms in its future lease payments where they are not reasonably certain to be exercised, (ii) recognize lease liabilities and ROU assets for leases with a term of 12 months or less or (iii) separate non-lease components from lease components for operating leases.
Gain on Sales of Investment Properties: Gains on sale of investment properties are recognized, and the related real estate derecognized, when (i) the parties to the sale contract have approved the contract and are committed to perform their respective obligations, (ii) the Company can identify each party’s rights regarding the property transferred, (iii) the Company can identify the payment terms for the property transferred, (iv) the contract has commercial substance (that is, the risk, timing or amount of the entity’s future cash flows is expected to change as a result of the contract), and (v) the Company has satisfied its performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date upon transfer of the property’s ownership. The Company sold one, two and 10 consolidated investment properties during the years ended December 31, 2020, 2019 and 2018, respectively. Refer to Note 4 to the consolidated financial statements for further discussion.
Loan Fees: Loan fees are generally amortized using the effective interest method (or other methods which approximate the effective interest method) over the life of the related loan as a component of interest expense. Debt prepayment penalties and certain fees associated with exchanges or modifications of debt are expensed as incurred as a component of “Interest expense” in the accompanying consolidated statements of operations and other comprehensive loss.
The Company presents unamortized capitalized loan fees, excluding those related to its unsecured revolving line of credit, as direct reductions of the carrying amounts of the related debt liabilities in the accompanying consolidated balance sheets. Unamortized capitalized loan fees attributable to the Company’s unsecured revolving line of credit are recorded within “Other assets, net” in the accompanying consolidated balance sheets.
Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to U.S. federal income tax on the taxable income the Company currently distributes to its shareholders.
The Company records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. Tax returns for the calendar years 2017 through 2020 remain subject to examination by federal and various state tax jurisdictions.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
properties are aggregated into one reportable segment as they have similar economic characteristics, the Company provides similar services to its tenants and the Company’s chief operating decision maker evaluates the collective performance of its properties.
Recently Adopted Accounting Pronouncements – Prior to 2021
Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses. This new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost are required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of this new guidance. Generally, the pronouncement requires a modified retrospective method of adoption. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements as it did not have any financial assets within the scope of this guidance.
Effective January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement. This new guidance provides new and, in some cases, eliminates or modifies the previously existing disclosure requirements on fair value measurements. Public entities are now required to disclose the following: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, public entities are no longer required to disclose the following: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The new pronouncement also clarifies and modifies certain existing provisions to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and clarifies that materiality is an appropriate consideration when evaluating disclosure requirements. As permitted by the new pronouncement, the Company removed the discussion of its valuation processes for Level 3 fair value measurements. The Company did not remove any other disclosures as it did not have any transfers between levels of the fair value hierarchy during the current and comparative periods. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements. The amended disclosure guidance was applied prospectively.
Effective March 12, 2020, the Company adopted ASU 2020-04, Reference Rate Reform. This temporary guidance is effective through December 31, 2022 to ease potential burdens related to the accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance provides optional expedients for applying existing GAAP to contract modifications and hedging relationships affected by the move of global capital markets away from interbank offered rates, most notably the London Interbank Offered Rate (LIBOR). Specifically, the guidance allows for certain changes in critical terms of a designated hedging instrument or hedged item as a result of reference rate reform to not result in the dedesignation of the hedging relationship. In addition, the optional expedients related to probability and effectiveness assessments allow companies to disregard certain economic mismatches in a hedging relationship arising due to reference rate reform until both the derivative and hedged transactions have completed the transition, where current GAAP requires those mismatches to be modeled into the assessment of effectiveness. The Company elected to apply the optional expedients related to probability and effectiveness prospectively. The Company has not modified any hedging relationships and has disregarded the potential economic mismatches in hedging relationships due to reference rate reform during the year ended December 31, 2020. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of this guidance as it transitions to alternative interest rates.
In April 2020, the FASB staff issued a Q&A document focusing on the application of the lease guidance in ASC 842, Leases, for lease concessions provided as a result of the COVID-19 pandemic. Prior to the Q&A, changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Within the Q&A, the FASB staff provided relief for lease concessions offered as a result of the effects of the COVID-19 pandemic and does not require these concessions to be accounted for in accordance with the lease modification guidance in ASC 842.
Under existing lease guidance, a company determines, on a lease-by-lease basis, if a lease concession is the result of a new arrangement with the tenant or if it is under the enforceable rights and obligations within the lease agreement. Under the relief guidance, a company can account for certain concessions (i) as if no changes to the existing lease contract were made or (ii) as a

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
negative variable lease adjustment to lease income. This optionality is offered in circumstances when the total future payments required by the modified contract are substantially the same as the total payments required by the existing contract. Also, under the relief guidance, a company can account for certain other concessions only as a variable lease adjustment. This relief option is offered in circumstances including when the total future payments required by the modified contract are less than the total payments required by the existing contract (i.e., abatement) or when the total payments required are the same but extend over a longer period of time as compared to the existing contract.
Application of the relief guidance is optional; however, it is required to be applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply the relief guidance where lease concessions (i) have been granted as relief due to the COVID-19 pandemic and (ii) result in the total payments remaining to be substantially the same or less than the existing contract.
Based on the policy elections made under the relief guidance as well as modifications that do not qualify for the relief guidance, the Company has accounted for lease concessions as follows:

Lease Concession	Accounting Treatment of Concession

(i) Deferral of payment to a future period, with no change in lease term	Treated as if there are no changes to the existing lease contract; no change to lease income recognized, including the recognition of straight-line rental income.

(ii) Deferral of payment to a future period, with a modest extension of the lease term, however no increase in total payments (iii) Abatement (iv) Combination of abatement and deferral	Treated as a variable lease adjustment; reduction in lease income for the abated and deferred amounts; however, no change in the recognition of straight-line rental income. Any deferred amounts will be recognized as lease income when payment is received.

(v) Significant lease extension resulting in an increase in total payments	Existing lease modification guidance under ASC 842 is followed.
See a discussion regarding lease concessions agreed to with tenants as a result of the COVID-19 pandemic and related impact in Note 6 to the accompanying consolidated financial statements.
(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
Acquisitions
The Company closed on the following acquisition during the year ended December 31, 2020:

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
(c)Acquisition price does not include capitalized closing costs and adjustments totaling $316.
During the year ended December 31, 2018, the Company acquired One Loudoun Uptown for an acquisition price of $25,000. The 58-acre land parcel contains 32 acres that are developable and is located adjacent to One Loudoun Downtown, the Company’s multi-tenant retail operating property in Ashburn, Virginia. The acquisition price does not include capitalized closing costs and adjustments totaling $450. The acquired land parcel is classified as land held for development and is included within “Developments in progress” in the accompanying consolidated balance sheets. The total number of properties in the Company’s portfolio was not affected by this transaction.
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisitions completed during the years ended December 31, 2020, 2019 and 2018 discussed above:

	2020	2019	2018
Land	$57,137	$14,819	$—
Developments in progress	—	—	25,450
Building and other improvements, net	1,623	13,667	—
Acquired lease intangible assets (a)	2,014	2,040	—
Acquired lease intangible liabilities (b)	(5,534)	(234)	—
Net assets acquired	$55,240	$30,292	$25,450
(a)The weighted average amortization period for acquired lease intangible assets is 17 years and six years for acquisitions completed during the years ended December 31, 2020 and 2019, respectively.
(b)The weighted average amortization period for acquired lease intangible liabilities is 17 years and five years for acquisitions completed during the years ended December 31, 2020 and 2019, respectively.
These acquisitions were funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions completed during 2020, 2019 and 2018 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing.
Developments in Progress
The carrying amount of the Company’s developments in progress are as follows:

		December 31,
Property Name	MSA	2020	2019
Expansion and redevelopment projects
Circle East (a)	Baltimore	$38,180	$33,628
One Loudoun Downtown	Washington, D.C.	89,103	27,868
Carillon (b)	Washington, D.C.	33,463	26,407
The Shoppes at Quarterfield	Baltimore	865	—
Pad development projects
Southlake Town Square	Dallas	1,495	—
		163,106	87,903
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450	25,450
Total developments in progress		$188,556	$113,353
(a)During the year ended December 31, 2018, the Company received net proceeds of $11,820 in connection with the sale of air rights to a third party to develop multi-family rental units at Circle East, which is shown net within the “Developments in progress” balance as of December 31, 2020 and 2019 in the accompanying consolidated balance sheets.
(b)During the three months ended September 30, 2019, the Company commenced the active redevelopment at Carillon, at which time the Company (i) recorded $26,330 of accelerated depreciation related to the write-off of assets taken out of service due to the demolition of existing structures in connection with the redevelopment and (ii) reclassified all predevelopment costs related to the redevelopment as well as the Company’s historical basis in the phases to be developed from “Other assets, net” and “Investment properties,” respectively, to “Developments in progress” in the accompanying consolidated balance sheets.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
In response to macroeconomic conditions related to the COVID-19 pandemic, the Company halted plans for vertical construction at its Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project. As of December 31, 2020, the Company had completed the current scope of site work preparation at the property in anticipation of future vertical development at the site.
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
As a result of halting the planned vertical construction at Carillon, the Company terminated (i) the joint venture related to the multi-family rental portion of the redevelopment during the three months ended March 31, 2020 and (ii) the joint venture related to the medical office building portion of the redevelopment during the three months ended June 30, 2020. In accordance with the terms of the joint venture agreements, costs incurred prior to the terminations were funded evenly by the partners and there was no payment between the partners upon termination. Subsequent to the terminations, if the Company commences the redevelopment and uses the materials developed, or approvals obtained, by the joint venture partners, the Company is required to reimburse the partners’ costs incurred in connection with such materials and/or approvals. As a result of the terminations, the Company reclassified the noncontrolling interest balance of $2,217 from noncontrolling interests to additional paid-in capital, both of which are within equity. There was no gain or loss recognized in connection with the terminations.
As of December 31, 2020 and 2019, the Company recorded the following amounts related to the consolidated joint ventures:

	December 31, 2020				December 31, 2019
	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total	One Loudoun Downtown – Pads G & H	Carillon – Phase One Multi-family Rental	Carillon – Phase One Medical Office	Total
Net investment properties	$74,314	$—	$—	$74,314	$8,830	$2,940	$675	$12,445
Other assets, net	$354	$—	$—	$354	$164	$—	$—	$164
Other liabilities	$3,890	$—	$—	$3,890	$1,546	$32	$129	$1,707
Noncontrolling interests	$4,507	$—	$—	$4,507	$1,869	$1,454	$273	$3,596
During the year ended December 31, 2020, the Company funded $2,570 of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan is secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. The Company has not provided financial support to the VIE in excess of any amounts that it is contractually required to provide. There was no income from the joint venture projects during the years ended December 31, 2020 and 2019 and, as such, no income was attributed to the noncontrolling interests.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
(4) DISPOSITIONS
The Company closed on the following disposition during the year ended December 31, 2020:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 13, 2020	King Philip’s Crossing	Multi-tenant retail	105,900	$13,900	$12,695	$1,352	(b)
			105,900	$13,900	$12,695	$1,352
(a)Aggregate proceeds are net of transaction costs and exclude $26 of condemnation proceeds, which did not result in recognition of a gain.
(b)The Company recorded a gain on sale during the three months ended December 31, 2020 for a distribution per the terms of an escrow agreement executed upon disposition of the property.
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
None of the dispositions completed during the years ended December 31, 2020 and 2019 qualified for discontinued operations treatment and none are considered individually significant.
As of December 31, 2020 and 2019, no properties qualified for held for sale accounting treatment.
During the year ended December 31, 2018, the Company sold 10 properties aggregating 1,831,200 square feet for total consideration of $201,400 and repaid a $10,750 mortgage payable in conjunction with the 2018 dispositions. The Company also received net proceeds of $11,820 and recognized a gain of $2,179 in connection with the sale of air rights at Circle East. In addition, the Company received net proceeds of $1,789 and recognized a gain of $1,285 in connection with the sale of the first phase of a land parcel, which included rights to develop eight residential units, at One Loudoun Downtown. The aggregate proceeds from the property dispositions and other transactions, including a condemnation award, during the year ended December 31, 2018 totaled $197,887, with aggregate gains of $37,211.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
The following table summarizes the Company’s unvested restricted shares as of and for the years ended December 31, 2018, 2019 and 2020:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2018	496	$14.81
Shares granted (a)	382	$12.81
Shares vested	(426)	$14.52
Shares forfeited	(12)	$13.26
Balance as of December 31, 2018	440	$13.40
Shares granted (a)	469	$12.22
Shares vested	(358)	$13.29
Shares forfeited	(16)	$12.77
Balance as of December 31, 2019	535	$12.46
Shares granted (a)	624	$11.66
Shares vested	(466)	$13.80
Shares forfeited	(8)	$13.02
Balance as of December 31, 2020 (b)	685	$10.81
(a)Shares granted in 2018, 2019 and 2020 vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.
(b)As of December 31, 2020, total unrecognized compensation expense related to unvested restricted shares was $2,024, which is expected to be amortized over a weighted average term of 1.2 years.
In addition, during the years ended December 31, 2020, 2019 and 2018, performance restricted stock units (RSUs) were granted to the Company’s executives. Following the three-year performance period, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved and the executive remains employed during the performance period, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return (TSR) as compared to that of the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index (Peer Companies) for the respective performance period. If an executive terminates employment during the performance period by reason of a qualified termination, as defined in the award agreement, a prorated portion of his or her outstanding RSUs will be eligible for conversion based upon the period in which the executive was employed during the performance period. If an executive terminates for any reason other than a qualified termination during the performance period, he or she would forfeit his or her outstanding RSUs. Following the performance period, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid on the earned awards during the performance period. The Company calculated the grant date fair values per unit using Monte Carlo simulations based on the probabilities of satisfying the market performance hurdles over the remainder of the performance period.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
The following table summarizes the Company’s unvested RSUs as of and for the years ended December 31, 2018, 2019 and 2020:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2018	555	$14.60
RSUs granted (a)	291	$14.36
Conversion of RSUs to common stock and restricted shares (b)	(141)	$14.10
RSUs ineligible for conversion	(56)	$15.36
RSUs eligible for future conversion as of December 31, 2018	649	$14.54
RSUs granted (c)	382	$10.98
Conversion of RSUs to common stock and restricted shares (d)	(192)	$13.74
RSUs eligible for future conversion as of December 31, 2019	839	$13.10
RSUs granted (e)	331	$13.67
Conversion of RSUs to common stock and restricted shares (f)	(196)	$15.52
RSUs eligible for future conversion as of December 31, 2020 (g) (h)	974	$12.81
(a)Assumptions and inputs as of the grant dates included a weighted average risk-free interest rate of 2.04%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 5.00%.
(b)On February 5, 2018, 141 RSUs converted into 42 shares of common stock and 65 restricted shares that vested on December 31, 2018, after applying a conversion rate of 76% based upon the Company’s TSR relative to the TSRs of its Peer Companies, for the performance period that concluded on December 31, 2017. An additional 16 shares of common stock were also issued, representing the dividends that would have been paid on the earned awards during the performance period.
(c)Assumptions and inputs as of the grant date included a risk-free interest rate of 2.47%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s common stock dividend yield of 6.07%.
(d)On February 4, 2019, 192 RSUs converted into 82 shares of common stock and 125 restricted shares that vested on December 31, 2019, after applying a conversion rate of 107.5% based upon the Company’s TSR relative to the TSRs of its Peer companies, for the performance period that concluded on December 31, 2018. An additional 29 shares of common stock were also issued, representing the dividends that would have been paid on the earned awards during the performance period.
(e)Assumptions and inputs as of the grant date included a risk-free interest rate of 1.54%, the Company’s historical common stock performance relative to the peer companies within the NAREIT Shopping Center Index and the Company’s common stock dividend yield of 5.07%.
(f)On February 10, 2020, 196 RSUs converted into 105 shares of common stock and 175 restricted shares that vested on December 31, 2020, after applying a conversion rate of 142.5% based upon the Company’s TSR relative to the TSRs of its Peer companies, for the performance period that concluded on December 31, 2019. An additional 43 shares of common stock were also issued, representing the dividends that would have been paid on the earned awards during the performance period.
(g)As of December 31, 2020, total unrecognized compensation expense related to unvested RSUs was $4,940, which is expected to be amortized over a weighted average term of 1.8 years.
(h)Subsequent to December 31, 2020, 260 RSUs converted into 102 shares of common stock and 197 restricted shares with a one year vesting term after applying a conversion rate of 115% based upon the Company’s TSR relative to the TSRs of its Peer Companies, for the performance period that concluded on December 31, 2020. An additional 49 shares of common stock were also issued, representing the dividends that would have been paid on the earned awards during the performance period.
During the years ended December 31, 2020, 2019 and 2018, the Company recorded compensation expense of $8,915, $7,559 and $6,992, respectively, related to the amortization of unvested restricted shares and RSUs. Included within the amortization of stock-based compensation expense recorded during the year ended December 31, 2018 is compensation expense of $330 related to the accelerated vesting of 23 restricted shares and remaining amortization related to the 29 RSUs that remained eligible for future conversion in conjunction with the departure of the Company’s former Executive Vice President, General Counsel and Secretary. The total fair value of restricted shares that vested during the years ended December 31, 2020, 2019 and 2018 was $4,461, $4,448 and $5,091, respectively. In addition, the total fair value of RSUs that converted into common stock during the years ended December 31, 2020, 2019 and 2018 was $1,321, $1,052 and $486, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. Options to purchase a total of 84 shares of common stock had been granted under the plan. As of December 31, 2020, 2019 and 2018, options to purchase 10, 16 and 22 shares of common stock, respectively, remained outstanding and exercisable. The Company did not grant any options in 2020, 2019 or 2018 and no compensation expense related to stock options was recorded during the years ended December 31, 2020, 2019 and 2018.
(6) LEASES
Leases as Lessor
Lease income related to the Company’s operating leases is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Lease income related to fixed and variable lease payments
Base rent (a) (b)	$346,236	$358,333	$356,192
Percentage and specialty rent (c)	2,661	3,409	4,282
Tenant recoveries (b) (c)	99,499	105,629	105,170
Lease termination fee income (c)	761	2,024	1,721
Other lease-related income (c)	5,083	5,866	4,968
Straight-line rental income, net (d)	(2,132)	4,533	5,717
Other
Uncollectible lease income, net (e)	(25,220)	(2,208)	—
Amortization of above and below market lease intangibles and lease inducements	3,155	4,100	4,447
Lease income	$430,043	$481,686	$482,497
(a)Base rent primarily consists of fixed lease payments; however, it is partially offset by an adjustment of $13,131 for the year ended December 31, 2020 related to executed lease concessions granted as relief due to COVID-19 and treated as a negative variable lease adjustment to base rent in accordance with the Company’s policy elections related to the accounting treatment of such lease concessions.
(b)Base rent and tenant recoveries are presented gross of any uncollected amounts related to cash-basis tenants. Such uncollected amounts are reflected within “Uncollectible lease income, net.”
(c)Represents lease income related to variable lease payments.
(d)Represents lease income related to fixed lease payments. Straight-line rental income, net includes changes in the reserve for straight-line receivables related to tenants accounted for on a cash basis of $(9,429), $(1,184) and $(825) for the years ended December 31, 2020, 2019 and 2018, respectively.
(e)Uncollectible lease income, net is comprised of (i) uncollected amounts related to tenants being accounted for on the cash basis of accounting of $13,083 as of December 31, 2020, (ii) a reserve for those receivables that are not probable of collection and the estimated impact for lease concession agreements that have not yet been executed of $739 as of December 31, 2020, which are anticipated to provide a concession that will result in a reduction in lease income once executed and (iii) other general reserve amounts.
During 2020, the Company executed agreements with tenants regarding lease concessions. Approximately half of these concessions are for the deferral of amounts billed, without an extension of the lease term and, as such, meet deferral accounting treatment. However, certain of these lease concessions do not meet deferral accounting treatment as they include abatement, a combination of deferral and abatement, are deferrals with a modest extension of the lease term, or provide a concession with the extension of the existing lease term. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. During the year ended December 31, 2020, the Company agreed in principle and, in the majority of these circumstances, executed lease concessions to defer, without an extension of the lease term, $12,321 of previously uncollected base rent charges related to the year ended December 31, 2020 and to address an additional $14,620 of previously uncollected base rent charges related to the year ended December 31, 2020 through abatement, a combination of deferral and abatement or a concession with the extension of the lease term. As of December 31, 2020, $9,934 of executed lease concessions to defer rental payment without an extension of the lease term, net of related reserves, remain outstanding within “Accounts receivable, net” in the accompanying consolidated balance sheets. Further, as of December 31, 2020, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to be received starting in February 2021 over a period of approximately 11 months once started.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
The Company has not yet reached agreements, and in some cases does not anticipate reaching agreements, to defer or abate rent with a portion of tenants regarding concession requests, as discussions are ongoing. During the year ended December 31, 2020, the Company applied $3,118 of security deposits to previously uncollected accounts receivable.
As of December 31, 2020, undiscounted lease payments to be received under operating leases, excluding amounts deferred under lease concession agreements, additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, for the next five years and thereafter are as follows:

Lease Payments
2021	$346,764
2022	306,674
2023	257,260
2024	206,015
2025	157,537
Thereafter	537,995
Total	$1,812,245
The remaining lease terms range from less than one year to approximately 62 years as of December 31, 2020.
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
Leases as Lessee
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2035 to 2073, exclusive of any available option periods. In addition, the Company leases office space for certain management offices and its corporate offices expiring in various years from 2021 to 2025, exclusive of any available option periods.
On January 1, 2019, upon adoption of the lease accounting standard under ASU 2016-02 and related amendments, the Company recorded lease liabilities and ROU assets of $103,432 for long-term ground and office leases where it is the lessee, calculated by discounting future lease payments by the Company’s incremental borrowing rate as of January 1, 2019. The incremental borrowing rate was determined through consideration of (i) the Company’s entity-specific risk premium, (ii) observable market interest rates and (iii) lease term. The weighted average incremental borrowing rate used to discount the future payments was 5.91% and the Company’s operating leases had a weighted average remaining lease term of 44 years as of January 1, 2019. The Company’s existing straight-line ground rent liabilities of $31,030 and acquired ground lease intangible liability of $11,898 were reclassified as of January 1, 2019 to be presented net of the ROU assets. During 2020 and 2019, the Company extended the term of one office lease resulting in an additional lease liability and ROU asset of $383 and $321, respectively.
The following table summarizes total lease costs recognized during the period, including variable lease payments which were not significant, and non-cash rent expense. Lease costs recognized during the years ended December 31, 2020 and 2019 are presented under the lease accounting standard, ASU 2016-02, and lease costs recognized during the year ended December 31, 2018 are presented under the standard in effect prior to the Company’s adoption of ASU 2016-02.

	Year Ended December 31,
	2020	2019	2018
Ground lease rent expense (a)	$5,881	$6,395	$7,638
Office rent expense (b)	$1,106	$1,133	$1,137
Office rent costs capitalized (c)	$186	$181	$156

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
(a)Included within “Operating expenses” in the accompanying consolidated statements of operations and other comprehensive loss. Includes non-cash ground rent expense of $969, $1,356 and $2,404 for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)Office rent related to property management operations is included within “Operating expenses” and office rent related to corporate office operations is included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive loss. The Company has elected to not record a lease liability/ROU asset for leases with a term of less than 12 months. Office rent expense for the years ended December 31, 2020 and 2019 includes $0 and $29 of short-term lease costs, respectively.
(c)Office rent costs incurred as an indirect cost related to redevelopment projects are capitalized as a cost of the redevelopment project.
As of December 31, 2020, undiscounted future rental obligations to be paid under the long-term ground and office leases, including fixed rental increases, for the next five years and thereafter are as follows:

Lease Obligations
2021	$5,926
2022	5,822
2023	5,772
2024	5,370
2025	5,477
Thereafter	231,560
Total	$259,927
Adjustment for discounting	(175,299)
Lease liabilities as of December 31, 2020	$84,628
The Company’s operating leases for ground leases and office leases had a weighted average remaining lease term of 44 years and a weighted average discount rate of 5.94% as of December 31, 2020.
(7) DEBT
The Company has the following types of indebtedness: (i) mortgages payable, (ii) unsecured notes payable, (iii) unsecured term loans and (iv) an unsecured revolving line of credit.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	December 31, 2020			December 31, 2019
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$92,156	4.36%	4.1	$94,904	4.37%	5.1
Discount, net of accumulated amortization	(450)			(493)
Capitalized loan fees, net of accumulated amortization	(192)			(256)
Mortgages payable, net	$91,514			$94,155
(a)The fixed rate mortgages had interest rates ranging from 3.75% to 4.82% and 3.75% to 7.48% as of December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, the Company prepaid a $306 mortgage payable, which had a fixed interest rate of 7.48%, incurred a $16 debt prepayment fee and made scheduled principal payments of $2,442 related to amortizing loans. Certain of the Company’s mortgages payable require monthly payments of principal and interest. Collateral for the Company’s mortgages payable consists of the respective mortgaged property and its related tenant leases.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		December 31, 2020		December 31, 2019
Unsecured Notes Payable	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% due 2021	June 30, 2021	$—	—%	$100,000	4.12%
Senior notes – 4.58% due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	250,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	—	—%
		1,200,000	4.42%	800,000	4.27%
Discount, net of accumulated amortization		(6,473)		(616)
Capitalized loan fees, net of accumulated amortization		(7,527)		(3,137)
Total		$1,186,000		$796,247
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
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
On July 21, 2020, the Company completed a public offering of $100,000 in aggregate principal amount of the Notes Due 2025, issued at 99.010% of par value to yield 4.236% plus accrued and unpaid interest from March 15, 2020 through July 20, 2020. This $100,000 offering constitutes a further issuance of, and forms a single series with, the Company’s previously issued Notes Due 2025 and will mature on March 15, 2025, unless earlier redeemed. The total aggregate principal amount of Notes Due 2025 currently outstanding is $350,000, which enables the Notes Due 2025 to be eligible for index inclusion. The proceeds were used to repay borrowings on the Company’s unsecured revolving line of credit and for general corporate purposes.
The indenture, as supplemented, governing the Notes Due 2025 contains customary covenants and events of default. Pursuant to the terms of the indenture, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
Notes Due 2021 and 2024
On June 30, 2014, the Company completed a private placement of $250,000 of unsecured notes, consisting of $100,000 of 4.12% senior unsecured notes due 2021 and $150,000 of 4.58% senior unsecured notes due 2024 (Notes Due 2021 and 2024). The proceeds were used to repay a portion of the Company’s unsecured revolving line of credit. During the year ended December 31, 2020, the Company repaid the Notes Due 2021 with proceeds from the issuance of the Notes Due 2030.
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
As of December 31, 2020, the Company believes it was in compliance with the financial covenants under the indenture and the note purchase agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		December 31, 2020		December 31, 2019
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured credit facility term loan due 2021 – fixed rate (a)	January 5, 2021	$—	—%	$250,000	3.20%
Unsecured term loan due 2023 – fixed rate (b)	November 22, 2023	200,000	4.10%	200,000	4.05%
Unsecured term loan due 2024 – fixed rate (c)	July 17, 2024	120,000	2.88%	120,000	2.88%
Unsecured term loan due 2026 – fixed rate (d)	July 17, 2026	150,000	3.37%	150,000	3.27%
Subtotal		470,000		720,000
Capitalized loan fees, net of accumulated amortization		(2,441)		(3,477)
Term loans, net		$467,559		$716,523

Unsecured credit facility revolving line of credit – variable rate (e)	April 22, 2022	$—	1.25%	$18,000	2.85%
(a)As of December 31, 2019, $250,000 of LIBOR-based variable rate debt had been swapped to a fixed rate of 2.00% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through January 5, 2021. The applicable credit spread was 1.20% as of December 31, 2019.
(b)$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% and 1.20% as of December 31, 2020 and 2019, respectively.
(c)$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of December 31, 2020 and 2019.
(d)$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.60% and 1.50% as of December 31, 2020 and 2019, respectively.
(e)Excludes capitalized loan fees, which are included within “Other assets, net” in the accompanying consolidated balance sheets. The revolving line of credit has two six-month extension options that the Company can exercise, at its election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated unsecured credit agreement with a syndicate of financial institutions led by Wells Fargo Bank, National Association serving as syndication agent and KeyBank National Association serving as administrative agent to provide for an unsecured credit facility aggregating $1,100,000, consisting of an $850,000 unsecured revolving line of credit that matures on April 22, 2022 and a $250,000 unsecured term loan that was scheduled to mature on January 5, 2021 (Unsecured Credit Facility). During the three months ended September 30, 2020, the Company repaid the $250,000 unsecured term loan that bore interest at a rate of LIBOR plus a credit spread ranging from 1.20% to 1.70% with proceeds from the issuance of the Notes Due 2030. The unsecured revolving line of credit is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of December 31, 2020, making such an election would have resulted in a higher interest rate; as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the unsecured revolving line of credit:

				Leverage-Based Pricing		Investment Grade Pricing
Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$850,000 unsecured revolving line of credit	4/22/2022	2-six month	0.075%	1.05%–1.50%	0.15%–0.30%	0.825%–1.55%	0.125%–0.30%

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
The Unsecured Credit Facility has a $500,000 accordion option that allows the Company, at its election, to increase the total Unsecured Credit Facility up to $1,350,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) the Company’s ability to obtain additional lender commitments.
The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios. As of December 31, 2020, the Company believes it was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
Unsecured Term Loans
Term Loan Due 2024 and Term Loan Due 2026
On July 17, 2019, the Company entered into a term loan agreement with a group of financial institutions for a five-year $120,000 unsecured term loan (Term Loan Due 2024) and a seven-year $150,000 unsecured term loan (Term Loan Due 2026). The Term Loan Due 2024 and Term Loan Due 2026 bear interest at a rate of LIBOR plus a credit spread based on a leverage grid. The proceeds were used to repay outstanding indebtedness and for general corporate purposes. In accordance with the term loan agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of December 31, 2020, making such an election would have resulted in a higher interest rate; as such, the Company has not made the election to convert to an investment grade pricing grid.
Term Loan Due 2023
On January 3, 2017, the Company received funding on a seven-year $200,000 unsecured term loan (Term Loan Due 2023) with a group of financial institutions, which closed during the year ended December 31, 2016 and was amended on November 20, 2018. The Term Loan Due 2023 bears interest at a rate of LIBOR plus a credit spread based on a leverage grid. In accordance with the amended term loan agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of December 31, 2020, making such an election would not have changed the interest rate; as such, the Company has not made the election to convert to an investment grade pricing grid.
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
The term loan agreements contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum fixed charge coverage ratios; and (iii) minimum unencumbered interest coverage ratios. As of December 31, 2020, the Company believes it was in compliance with the financial covenants and default provisions under the term loan agreements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2020, for each of the next five years and thereafter and the weighted average interest rates by year.

	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$2,409	$26,641	$31,758	$1,737	$1,809	$27,802	$92,156
Fixed rate term loans (b)	—	—	200,000	120,000	—	150,000	470,000
Unsecured notes payable (c)	—	—	—	150,000	350,000	700,000	1,200,000
Total fixed rate debt	2,409	26,641	231,758	271,737	351,809	877,802	1,762,156

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	—	—	—
Total debt (d)	$2,409	$26,641	$231,758	$271,737	$351,809	$877,802	$1,762,156

Weighted average interest rate on debt:
Fixed rate debt	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
Variable rate debt (e)	—	1.25%	—	—	—	—	1.25%
Total	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
(a)Excludes mortgage discount of $(450) and capitalized loan fees of $(192), net of accumulated amortization, as of December 31, 2020.
(b)Excludes capitalized loan fees of $(2,441), net of accumulated amortization, as of December 31, 2020. The following variable rate term loans have been swapped to fixed rate debt: (i) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (ii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iii) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of December 31, 2020, the applicable credit spread for (i) was 1.25%, for (ii) was 1.20% and for (iii) was 1.60%.
(c)Excludes discount of $(6,473) and capitalized loan fees of $(7,527), net of accumulated amortization, as of December 31, 2020.
(d)The weighted average years to maturity of consolidated indebtedness was 5.9 years as of December 31, 2020.
(e)Represents interest rate as of December 31, 2020, however, the revolving line of credit was not drawn as of December 31, 2020.
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
As of December 31, 2020, the Company has eight interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded within “Accumulated other comprehensive loss” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $9,819 will be reclassified as an increase to interest expense.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
The following table summarizes the Company’s interest rate swaps as of December 31, 2020, which effectively convert one-month floating rate LIBOR to a fixed rate:

Number of Instruments	Effective Date	Aggregate Notional	Fixed Interest Rate	Maturity Date
Two	November 23, 2018	$200,000	2.85%	November 22, 2023
Three	August 15, 2019	$120,000	1.68%	July 17, 2024
Three	August 15, 2019	$150,000	1.77%	July 17, 2026
The Company previously had three interest rate swaps with notional amounts totaling $250,000 and a maturity date of January 5, 2021 that were terminated in conjunction with the repayment of the Company’s $250,000 unsecured term loan due 2021 during the three months ended September 30, 2020. At termination, these three interest rate swaps were in a liability position and had a fair value of $1,699. The associated other comprehensive income will be amortized into expense through the original maturity date. As a result, the Company recognized $1,635 of interest expense, which is included within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive loss, in connection with the termination of these swaps during the year ended December 31, 2020.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest rate swaps	8	11	$470,000	$720,000
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the accompanying consolidated balance sheets. The valuation techniques used are described in Note 13 to the consolidated financial statements.

	Fair Value
	December 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$31,666	$12,288
The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Loss Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	2020	2019		2020	2019	2020	2019
Interest rate swaps	$30,784	$11,080	Interest expense	$11,342	$314	$78,498	$76,571
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.
The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2020, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, which the Company has deemed not significant, was $34,220. As of December 31, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $34,220.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
(9) EQUITY
In December 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. In December 2017, the Company’s board of directors authorized a $250,000 increase to the common stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company repurchased 6,341 shares at an average price per share of $11.80 for a total of $74,952. As of December 31, 2020, $189,105 remained available for repurchases of shares of the Company’s common stock under its common stock repurchase program.
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Year Ended December 31,
	2020		2019		2018
Numerator:
Net income attributable to common shareholders	$14,571		$32,397		$77,640
Earnings allocated to unvested restricted shares	(277)		(405)		(339)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$14,294		$31,992		$77,301

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	213,331	(a)	212,948	(b)	217,830	(c)
Effect of dilutive securities:
Stock options	—	(d)	—	(d)	—	(d)
RSUs	—	(e)	250	(f)	401	(g)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	213,331		213,198		218,231
(a)Excludes 685 shares of unvested restricted common stock as of December 31, 2020, which equate to 808 shares for the year ended December 31, 2020 on a weighted average basis. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.
(b)Excludes 535 shares of unvested restricted common stock as of December 31, 2019, which equate to 645 shares for the year ended December 31, 2019 on a weighted average basis. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.
(c)Excludes 440 shares of unvested restricted common stock as of December 31, 2018, which equate to 535 shares for the year ended December 31, 2018 on a weighted average basis. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.
(d)There were outstanding options to purchase 10, 16 and 22 shares of common stock as of December 31, 2020, 2019 and 2018, respectively, at a weighted average exercise price of $15.12, $15.87 and $17.34, respectively. Of these totals, outstanding options to purchase 10, 12 and 18 shares of common stock as of December 31, 2020, 2019 and 2018, respectively, at a weighted average exercise price of $15.12, $17.25 and $18.58, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.
(e)As of December 31, 2020, there were 974 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the consolidated financial statements), which equate to 972 RSUs on a weighted average basis for the year ended December 31, 2020. These contingently issuable shares have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
(f)As of December 31, 2019, there were 839 RSUs eligible for future conversion upon completion of the performance periods, which equate to 837 RSUs on a weighted average basis for the year ended December 31, 2019. These contingently issuable shares are a component of calculating diluted EPS.
(g)As of December 31, 2018, there were 649 RSUs eligible for future conversion upon completion of the performance periods, which equate to 658 RSUs on a weighted average basis for the year ended December 31, 2018. These contingently issuable shares are a component of calculating diluted EPS.
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
Notwithstanding the Company’s qualification as a REIT, the Company may be subject to certain state and local taxes on its income or properties. In addition, the Company’s consolidated financial statements include the operations of one wholly owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The Company did not record any income tax expense related to the TRS for the years ended December 31, 2020, 2019 and 2018. As a REIT, the Company may also be subject to certain U.S. federal excise taxes if it engages in certain types of transactions.
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
The Company’s deferred tax assets and liabilities as of December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Deferred tax assets:
Basis difference in properties	$—	$2	$2
Capital loss carryforward	821	3,939	3,939
Net operating loss carryforward	7,719	6,174	6,170
Other	560	467	467
Gross deferred tax assets	9,100	10,582	10,578
Less: valuation allowance	(9,100)	(10,582)	(10,578)
Total deferred tax assets	—	—	—
Deferred tax liabilities:
Other	—	—	—
Net deferred tax assets	$—	$—	$—
The Company’s deferred tax assets and liabilities result from the activities of the TRS. As of December 31, 2020, the TRS had a capital loss carryforward and a federal net operating loss carryforward of $2,943 and $27,668, respectively, which if not utilized, will begin to expire in 2021 and 2031, respectively.
Differences between net income from the consolidated statements of operations and other comprehensive loss and the Company’s taxable income primarily relate to the recognition of sales of investment properties, impairment charges recorded on investment properties and the timing of both revenue recognition and investment property depreciation and amortization.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
The following table reconciles the Company’s net income to REIT taxable income before the dividends paid deduction for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net income attributable to the Company	$14,571	$32,397	$77,640
Book/tax differences	81,253	91,144	588
REIT taxable income subject to 90% dividend requirement	$95,824	$123,541	$78,228
The Company’s dividends paid deduction for the years ended December 31, 2020, 2019 and 2018 is summarized below:

	2020	2019	2018
Distributions (a)	$94,119	$141,172	$116,725
Less: non-dividend distributions	—	(17,630)	(38,497)
Total dividends paid deduction attributable to earnings and profits	$94,119	$123,542	$78,228
(a)2020 distributions include $12,811 of dividends paid in 2021 that are considered distributions for the 2020 dividends paid deduction. In addition, $28,321 of dividends paid in 2018 were designated as distributions for the 2017 dividends paid deduction and, therefore, have been excluded from this table.
A summary of the tax characterization per share of the distributions to shareholders of the Company’s common stock for the years ended December 31, 2020, 2019 and 2018 follows:

	2020	2019	2018
Common stock
Ordinary dividends (a)	$0.44	$0.58	$0.36
Non-dividend distributions	—	0.08	0.17
Total distributions per share	$0.44	$0.66	$0.53
(a)The ordinary dividends are qualified REIT dividends that may be eligible for the 20% qualified business income deduction under Section 199A of the Code.
The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. No liabilities have been recorded as of December 31, 2020 or 2019 as a result of this provision. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2020. Returns for the calendar years 2017 through 2020 remain subject to examination by federal and various state tax jurisdictions.
(12) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of December 31, 2020 and 2019, the Company identified indicators of impairment at certain of its properties and took into consideration the most current information available and expectations at the time of the assessment. Such indicators included a low occupancy rate, expected sustained difficulty in leasing space and related cost of re-leasing, significant exposure to financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of December 31, 2020 and 2019:

	December 31,
	2020	2019		2018
Number of properties for which indicators of impairment were identified	4	1	(a)	—
Less: number of properties for which an impairment charge was recorded	—	1		—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—	—		—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	4	—		—

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (b)	152%	N/A		N/A
(a)Includes one property that was sold after December 31, 2019.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
(b)Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the year ended December 31, 2020:

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
The Company recorded the following investment property impairment charges during the year ended December 31, 2019:

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
(b)The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on February 13, 2020.
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
(a)The Company recorded an impairment charge on March 31, 2018 based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of March 31, 2018 and was sold on May 31, 2018, at which time additional impairment was recognized pursuant to the terms and conditions of an executed sales contract.
(b)The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on April 19, 2018.
(c)The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. The property was sold on December 28, 2018.
The extent to which COVID-19 impacts the Company and its tenants will depend, in part, on future developments, which are highly uncertain. If the effects of COVID-19 cause economic and market conditions to continue to deteriorate, which, consequently, result in deterioration of operating conditions, and/or if the Company’s expected holding period for assets

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
change, subsequent tests for impairment could result in impairment charges in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry, or changes in the Company’s long-term hold strategies could change in future periods. The Company will continue to monitor circumstances and events in future periods and can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(13) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$91,514	$93,664	$94,155	$98,082
Unsecured notes payable, net	$1,186,000	$1,253,928	$796,247	$822,883
Unsecured term loans, net	$467,559	$464,072	$716,523	$720,000
Unsecured revolving line of credit	$—	$—	$18,000	$18,000
Derivative liability	$31,666	$31,666	$12,288	$12,288
The carrying value of the derivative liability is included within “Other liabilities” in the accompanying consolidated balance sheets.
Fair Value Hierarchy
A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:
•Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 Inputs – Observable inputs other than quoted prices in active markets for identical assets and liabilities.
•Level 3 Inputs – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2020
Derivative liability	$—	$31,666	$—	$31,666

December 31, 2019
Derivative liability	$—	$12,288	$—	$12,288
Derivatives:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the consolidated financial statements.
Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value as a result of impairment charges recorded during the years ended December 31, 2020 and 2019, except for those properties sold prior to December 31, 2020 and 2019, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2		Level 3		Total	Provision for Impairment
December 31, 2020
Investment properties	$—	$—		$2,500	(a)	$2,500	$2,279

December 31, 2019
Investment properties	$—	$11,644	(b)	$5,300	(c)	$16,944	$12,298
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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2020
Mortgages payable, net	$—	$—	$93,664	$93,664
Unsecured notes payable, net	$790,379	$—	$463,549	$1,253,928
Unsecured term loans, net	$—	$—	$464,072	$464,072
Unsecured revolving line of credit	$—	$—	$—	$—

December 31, 2019
Mortgages payable, net	$—	$—	$98,082	$98,082
Unsecured notes payable, net	$255,965	$—	$566,918	$822,883
Unsecured term loans, net	$—	$—	$720,000	$720,000
Unsecured revolving line of credit	$—	$—	$18,000	$18,000
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

	December 31, 2020	December 31, 2019
Mortgages payable, net – range of discount rates used	3.5% to 4.2%	3.2% to 3.6%
Unsecured notes payable, net – weighted average discount rate used	3.84%	3.79%
Unsecured term loans, net – weighted average credit spread portion of discount rate used	1.71%	1.26%
Unsecured revolving line of credit – credit spread portion of discount rate used	1.68%	1.05%
There were no transfers between the levels of the fair value hierarchy during the years ended December 31, 2020 and 2019.
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
As of December 31, 2020, the Company had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of its properties and reduce the available borrowings on its unsecured revolving line of credit.
The following table summarizes the Company’s active expansion and redevelopment projects as of December 31, 2020:

		Estimated Net Investment		Net Investment as of December 31, 2020
Project Name	MSA	Low	High
Circle East (a)	Baltimore	$42,000	$44,000	$26,320
One Loudoun Downtown – Pads G & H (b)	Washington, D.C.	$125,000	$135,000	$73,180
The Shoppes at Quarterfield	Baltimore	$9,700	$10,700	$2,688
Southlake Town Square – Pad	Dallas	$2,000	$2,500	$1,495
(a)Investment amounts are net of proceeds of $11,820 received from the sale of air rights.
(b)Investment amounts are net of expected contributions from the Company’s joint venture partner.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements
In response to macroeconomic conditions, the Company halted plans for vertical construction at its Carillon redevelopment during the three months ended March 31, 2020 and materially reduced the planned scope and spend for the project. As of December 31, 2020, the Company had completed the current scope of site work preparation at the property in anticipation of future vertical development at the site. In addition, during the year ended December 31, 2020, the Company terminated the joint ventures related to the multi-family rental portion and the medical office building portion of the redevelopment at Carillon.
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
(16) SUBSEQUENT EVENTS
Subsequent to December 31, 2020, the Company:
•granted 182 restricted shares at a grant date fair value of $8.33 per share and 452 RSUs at a grant date fair value of $10.06 per RSU to the Company’s executives in conjunction with its long-term equity compensation plan. The restricted shares will vest over three years and the RSUs granted are subject to a three-year performance period. Refer to Note 5 to the consolidated financial statements for additional details regarding the terms of the RSUs;
•issued 102 shares of common stock and 197 restricted shares with a one year vesting term for the RSUs with a performance period that concluded on December 31, 2020. An additional 49 shares of common stock were also issued for dividends that would have been paid on the common stock and restricted shares during the performance period; and
•paid the cash dividend for the fourth quarter of 2020 of $0.06 per share on its outstanding Class A common stock, which was paid on January 8, 2021 to Class A common shareholders of record at the close of business on December 23, 2020.

RETAIL PROPERTIES OF AMERICA, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2020
Tax valuation allowance	$10,582	(1,482)	—	$9,100

Year ended December 31, 2019
Allowance for doubtful accounts	$7,976	—	(7,976)	$—
Tax valuation allowance	$10,578	4	—	$10,582

Year ended December 31, 2018
Allowance for doubtful accounts	$6,567	3,155	(1,746)	$7,976
Tax valuation allowance	$12,347	(1,769)	—	$10,578

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Ashland & Roosevelt	$—	$13,850	$21,052	$1,729	$13,850	$22,781	$36,631	$12,433	2002	05/05
Chicago, IL
Avondale Plaza	—	4,573	9,497	275	4,573	9,772	14,345	2,261	2005	11/14
Redmond, WA
Bed Bath & Beyond Plaza	—	4,530	11,901	421	4,530	12,322	16,852	6,786	2000-2002	07/05
Westbury, NY
The Brickyard	—	45,300	26,657	9,395	45,300	36,052	81,352	19,536	1977/2004	04/05
Chicago, IL
Carillon (a)	—	15,261	114,703	(109,426)	2,811	17,727	20,538	8,911	2004	09/04
Largo, MD
Cedar Park Town Center	—	23,923	13,829	327	23,923	14,156	38,079	3,978	2013	02/15
Cedar Park, TX
Central Texas Marketplace	—	13,000	47,559	11,539	13,000	59,098	72,098	29,420	2004	12/06
Waco, TX
Centre at Laurel	—	19,000	8,406	17,587	18,700	26,293	44,993	13,816	2005	02/06
Laurel, MD
Chantilly Crossing	—	8,500	16,060	2,536	8,500	18,596	27,096	10,335	2004	05/05
Chantilly, VA
Circle East (a) (b)	—	9,050	17,840	(24,774)	—	2,116	2,116	169	1998	7/04
Towson, MD
Clearlake Shores	—	1,775	7,026	1,435	1,775	8,461	10,236	4,664	2003-2004	04/05
Clear Lake, TX
Coal Creek Marketplace	—	5,023	12,382	331	5,023	12,713	17,736	2,567	1991	08/15
Newcastle, WA
Colony Square	—	16,700	22,775	7,816	16,700	30,591	47,291	15,185	1997	05/06
Sugar Land, TX
The Commons at Temecula	—	12,000	35,887	7,407	12,000	43,294	55,294	23,900	1999	04/05
Temecula, CA
Coppell Town Center	—	2,919	13,281	311	2,919	13,592	16,511	3,859	1999	10/13
Coppell, TX
Coram Plaza	—	10,200	26,178	4,042	10,200	30,220	40,420	17,439	2004	12/04
Coram, NY
Cypress Mill Plaza	—	4,962	9,976	604	4,962	10,580	15,542	3,090	2004	10/13
Cypress, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Davis Towne Crossing	$—	$1,850	$5,681	$1,428	$1,671	$7,288	$8,959	$4,156	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	—	6,000	43,434	18,430	6,000	61,864	67,864	33,404	2003-2004	10/04
Denton, TX
Downtown Crown	—	43,367	110,785	3,845	43,367	114,630	157,997	25,515	2014	01/15
Gaithersburg, MD
East Stone Commons	—	2,900	28,714	872	2,826	29,660	32,486	15,581	2005	06/06
Kingsport, TN
Eastside	—	4,055	17,620	14	4,055	17,634	21,689	3,193	2008	06/16
Richardson, TX
Eastwood Towne Center	—	12,000	65,067	9,572	12,000	74,639	86,639	42,207	2002	05/04
Lansing, MI
Edwards Multiplex	—	11,800	33,098	—	11,800	33,098	44,898	18,864	1997	05/05
Ontario, CA
Fairgrounds Plaza	—	4,800	13,490	5,082	5,431	17,941	23,372	9,943	2002-2004	01/05
Middletown, NY
Fordham Place	—	17,209	96,547	4,199	17,209	100,746	117,955	24,638	Redev: 2009	11/13
Bronx, NY
Fort Evans Plaza II	—	16,118	44,880	602	16,118	45,482	61,600	10,865	2008	01/15
Leesburg, VA
Fullerton Metrocenter (c)	—	57,137	49,026	4,336	57,137	53,362	110,499	30,425	1988	06/04 &
Fullerton, CA										02/20
Galvez Shopping Center	—	1,250	4,947	527	1,250	5,474	6,724	3,020	2004	06/05
Galveston, TX
Gardiner Manor Mall	—	12,348	56,199	1,923	12,348	58,122	70,470	14,050	2000	06/14
Bay Shore, NY
Gateway Pavilions	—	9,880	55,195	5,722	9,880	60,917	70,797	33,925	2003-2004	12/04
Avondale, AZ
Gateway Plaza	—	—	26,371	6,963	—	33,334	33,334	18,158	2000	07/04
Southlake, TX
Gateway Station	—	1,050	3,911	1,361	1,050	5,272	6,322	2,942	2003-2004	12/04
College Station, TX
Gateway Station II & III	—	3,280	11,557	267	3,280	11,824	15,104	5,811	2006-2007	05/07
College Station, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Gateway Village	$31,788	$8,550	$39,298	$15,844	$8,550	$55,142	$63,692	$26,698	1996	07/04
Annapolis, MD
Gerry Centennial Plaza	—	5,370	12,968	10,329	5,370	23,297	28,667	11,215	2006	06/07
Oswego, IL
Grapevine Crossing	—	4,100	16,938	582	3,894	17,726	21,620	9,963	2001	04/05
Grapevine, TX
Green's Corner	—	3,200	8,663	1,545	3,200	10,208	13,408	5,542	1997	12/04
Cumming, GA
Gurnee Town Center	—	7,000	35,147	5,058	7,000	40,205	47,205	23,232	2000	10/04
Gurnee, IL
Henry Town Center	—	10,650	46,814	10,917	10,650	57,731	68,381	30,616	2002	12/04
McDonough, GA
Heritage Square	—	6,377	11,385	2,349	6,377	13,734	20,111	3,526	1985	02/14
Issaquah, WA
Heritage Towne Crossing	—	3,065	10,729	1,833	3,065	12,562	15,627	7,504	2002	03/04
Euless, TX
Home Depot Center	—	—	16,758	—	—	16,758	16,758	9,467	1996	06/05
Pittsburgh, PA
HQ Building	—	5,200	10,010	4,539	5,200	14,549	19,749	8,441	Redev: 2004	12/05
San Antonio, TX
Huebner Oaks Center	—	18,087	64,731	3,475	18,087	68,206	86,293	16,023	1996	06/14
San Antonio, TX
Humblewood Shopping Center	—	2,200	12,823	1,369	2,200	14,192	16,392	7,625	Renov: 2005	11/05
Humble, TX
Jefferson Commons	—	23,097	52,762	5,405	23,097	58,167	81,264	26,521	2005	02/08
Newport News, VA
John's Creek Village	—	14,446	23,932	2,717	14,295	26,800	41,095	6,535	2004	06/14
John's Creek, GA
La Plaza Del Norte	—	16,005	37,744	5,777	16,005	43,521	59,526	25,987	1996/1999	01/04
San Antonio, TX
Lake Worth Towne Crossing	—	6,600	30,910	9,501	6,600	40,411	47,011	20,654	2005	06/06
Lake Worth, TX
Lakewood Towne Center	—	12,555	74,612	(7,677)	12,555	66,935	79,490	37,036	1998/2002-	06/04
Lakewood, WA									2003

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Lincoln Park	$—	$38,329	$17,772	$1,135	$38,329	$18,907	$57,236	$4,669	1997	06/14
Dallas, TX
Lincoln Plaza	—	13,000	46,482	24,187	13,110	70,559	83,669	37,641	2001-2004	09/05
Worcester, MA
Lowe's/Bed, Bath & Beyond	—	7,423	799	(8)	7,415	799	8,214	799	2005	08/05
Butler, NJ
MacArthur Crossing	—	4,710	16,265	2,869	4,710	19,134	23,844	11,441	1995-1996	02/04
Los Colinas, TX
Main Street Promenade	—	4,317	83,276	712	4,317	83,988	88,305	11,871	2003 & 2014	01/17
Naperville, IL
Manchester Meadows	—	14,700	39,738	9,276	14,700	49,014	63,714	27,351	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	—	3,300	12,195	3,730	3,300	15,925	19,225	9,228	2003-2004	11/04
Mansfield, TX
Merrifield Town Center	—	18,678	36,496	630	18,678	37,126	55,804	8,175	2008	01/15
Falls Church, VA
Merrifield Town Center II	—	28,797	14,698	105	28,797	14,803	43,600	2,683	1972 Renov:	01/16
Falls Church, VA									2006-2007
New Forest Crossing	—	4,390	11,313	1,234	4,390	12,547	16,937	3,440	2003	10/13
Houston, TX
New Hyde Park Shopping Center	—	14,568	5,562	259	14,568	5,821	20,389	883	1964 Renov:	07/17
New Hyde Park, NY									2011
Newnan Crossing I & II	—	15,100	33,987	10,221	15,100	44,208	59,308	24,619	1999 &	12/03 &
Newnan, GA									2004	02/04
Newton Crossroads	—	3,350	6,927	1,072	3,350	7,999	11,349	4,332	1997	12/04
Covington, GA
North Benson Center	—	13,275	10,619	589	13,275	11,208	24,483	870	1988-1990	03/19
Renton, WA
Northgate North	24,123	7,540	49,078	(11,869)	7,540	37,209	44,749	22,285	1999-2003	06/04
Seattle, WA
Northpointe Plaza	—	13,800	37,707	9,225	13,800	46,932	60,732	26,368	1991-1993	05/04
Spokane, WA
Oak Brook Promenade	—	10,343	50,057	1,919	10,343	51,976	62,319	9,860	2006	03/16
Oak Brook, IL

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
One Loudoun (a)	$—	$26,799	$122,224	$6,036	$15,067	$139,992	$155,059	$21,000	2013-2017	11/16, 2/17,
Ashburn, VA										4/17, 5/17, 8/17, 11/18
Oswego Commons	—	6,454	16,004	1,827	6,454	17,831	24,285	5,075	2002-2004	06/14
Oswego, IL
Paradise Valley Marketplace	—	8,134	20,425	2,616	8,134	23,041	31,175	13,130	2002	04/04 &
Phoenix, AZ										06/19
Parkway Towne Crossing	—	6,142	20,423	9,655	6,142	30,078	36,220	17,307	2010	08/06
Frisco, TX
Pavilion at Kings Grant I & II	—	10,274	12,392	23,377	10,105	35,938	46,043	13,824	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Pelham Manor Shopping Plaza	—	—	67,870	1,007	—	68,877	68,877	19,605	2008	11/13
Pelham Manor, NY
Peoria Crossings I & II	24,119	6,995	32,816	5,504	8,495	36,820	45,315	21,275	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Plaza at Marysville	—	6,600	13,728	1,300	6,600	15,028	21,628	8,757	1995	07/04
Marysville, WA
Plaza del Lago	—	12,042	33,382	4,283	12,042	37,665	49,707	4,168	1928 Renov:	12/17
Wilmette, IL									1996/2019
Pleasant Run	—	4,200	29,085	8,152	4,200	37,237	41,437	20,493	2004	12/04
Cedar Hill, TX
Reisterstown Road Plaza	—	15,800	70,372	25,731	15,790	96,113	111,903	49,898	1986/2004/	08/04
Baltimore, MD									2018
Rivery Town Crossing	—	2,900	6,814	1,318	2,900	8,132	11,032	3,904	2005	10/06
Georgetown, TX
Royal Oaks Village II	—	3,450	17,000	1,021	3,450	18,021	21,471	7,718	2004-2005	11/05
Houston, TX
Sawyer Heights Village	—	24,214	15,797	1,003	24,214	16,800	41,014	4,834	2007	10/13
Houston, TX
Shoppes at Hagerstown	—	4,034	21,937	276	4,034	22,213	26,247	4,482	2008	01/16
Hagerstown, MD
The Shoppes at Quarterfield (a)	—	2,190	8,840	2,909	2,190	11,749	13,939	5,517	1999 & 2020	01/04
Severn, MD
The Shoppes at Union Hill	11,484	12,666	45,227	3,034	12,666	48,261	60,927	8,590	2003	04/16
Denville, NJ

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Shoppes of New Hope	$—	$1,350	$11,045	$465	$1,350	$11,510	$12,860	$6,698	2004	07/04
Dallas, GA
Shoppes of Prominence Point I & II	—	3,650	12,652	773	3,650	13,425	17,075	7,768	2004 & 2005	06/04 &
Canton, GA										09/05
Shops at Forest Commons	—	1,050	6,133	451	1,024	6,610	7,634	3,841	2002	12/04
Round Rock, TX
The Shops at Legacy	—	8,800	108,940	20,927	8,800	129,867	138,667	63,402	2002	06/07
Plano, TX
Shops at Park Place	—	9,096	13,175	4,831	9,096	18,006	27,102	9,546	2001	10/03
Plano, TX
Southlake Corners	—	6,612	23,605	1,825	6,612	25,430	32,042	6,428	2004	10/13
Southlake, TX
Southlake Town Square I - VII (a)	—	43,790	210,402	37,296	41,604	249,884	291,488	118,462	1998-2007	12/04, 5/07,
Southlake, TX										9/08 & 3/09
Stilesboro Oaks	—	2,200	9,426	865	2,200	10,291	12,491	5,819	1997	12/04
Acworth, GA
Stonebridge Plaza	—	1,000	5,783	920	1,000	6,703	7,703	3,584	1997	08/05
McKinney, TX
Streets of Yorktown	—	3,440	22,111	(23,136)	547	1,868	2,415	38	2005	12/05
Houston, TX
Tacoma South	—	10,976	22,898	225	10,976	23,123	34,099	4,293	1984-2015	05/16
Tacoma, WA
Target South Center	—	2,300	8,760	818	2,300	9,578	11,878	5,390	1999	11/05
Austin, TX
Tollgate Marketplace	—	8,700	61,247	16,683	8,700	77,930	86,630	40,453	1979/1994	07/04
Bel Air, MD
Towson Square (b)	—	13,757	21,958	540	13,757	22,498	36,255	4,299	2014	11/15
Towson, MD
Tysons Corner	—	22,525	7,184	3,854	22,525	11,038	33,563	2,048	1980	05/15
Vienna, VA									Renov:2004, 2012/2013
Village Shoppes at Simonton	—	2,200	10,874	757	2,200	11,631	13,831	6,470	2004	08/04
Lawrenceville, GA
Walter's Crossing	—	14,500	16,914	599	14,500	17,513	32,013	9,547	2005	07/06
Tampa, FL

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Watauga Pavilion	$—	5,185	$27,504	$1,552	$5,185	$29,056	$34,241	$16,963	2003-2004	05/04
Watauga, TX
Winchester Commons	—	4,400	7,471	1,095	4,400	8,566	12,966	4,689	1999	11/04
Memphis, TN
Woodinville Plaza	—	16,073	25,433	8,789	16,073	34,222	50,295	6,979	1981	06/15 &
Woodinville, WA										8/16
Total	91,514	1,112,230	3,248,577	304,725	1,075,037	3,590,495	4,665,532	1,514,440

Developments in Progress	—	25,450	—	163,106	65,319	123,237	188,556	—

Total Investment Properties	$91,514	$1,137,680	$3,248,577	$467,831	$1,140,356	$3,713,732	$4,854,088	$1,514,440

(a)The cost basis associated with this property or a portion of this property is included within “Developments in progress” as the property or a portion of the property is in redevelopment.
(b)The redevelopment at Circle East is no longer combined with the Company’s neighboring property Towson Square.
(c)The Company acquired the fee interest in this property in 2020.

RETAIL PROPERTIES OF AMERICA, INC.
Notes:
(A)The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)The aggregate cost of real estate owned as of December 31, 2020 for U.S. federal income tax purposes was approximately $4,858,679.
(C)Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.
(D)Reconciliation of real estate owned:

	2020	2019	2018
Balance as of January 1,	$4,679,764	$4,692,754	$4,785,927
Purchases and additions to investment property	202,540	133,259	114,050
Sale and write-offs of investment property	(25,655)	(111,557)	(203,766)
Provision for asset impairment	(2,561)	(34,692)	(3,457)
Balance as of December 31,	$4,854,088	$4,679,764	$4,692,754
(E)Reconciliation of accumulated depreciation:

	2020	2019	2018
Balance as of January 1,	$1,383,274	$1,313,602	$1,215,990
Depreciation expense	145,456	173,619	149,302
Sale and write-offs of investment property	(14,001)	(81,438)	(48,795)
Provision for asset impairment	(289)	(22,509)	(2,895)
Balance as of December 31,	$1,514,440	$1,383,274	$1,313,602
    Depreciation is computed based upon the following estimated useful lives in the accompanying consolidated statements of operations and other comprehensive loss:

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
Based on management’s evaluation as of December 31, 2020, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Retail Properties of America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements.
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
February 17, 2021

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of documents filed:
(1)The consolidated financial statements of the Company are set forth in this report in Item 8.
(2)Financial Statement Schedules:
        The following financial statement schedules for the year ended December 31, 2020 are submitted herewith:

Page
Valuation and Qualifying Accounts (Schedule II)	96
Real Estate and Accumulated Depreciation (Schedule III)	97
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

4.3
Second Supplemental Indenture, dated July 21, 2020, by and between the Registrant as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).

4.4
Third Supplemental Indenture, dated August 25, 2020, by and between the Registrant as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020).

Exhibit No.	Description

4.5
Form of 4.00% Senior Notes due 2025 (attached as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).

4.6
Form of 4.00% Senior Notes due 2025 (attached as Exhibit A to the Second Supplemental Indenture filed as Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020).

4.7
Form of 4.750% Senior Notes due 2030 (attached as Exhibit A to the Third Supplemental Indenture filed as Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020).

4.8
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (previously filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K on February 19, 2020 and incorporated herein by reference).

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

10.7
First Amendment to Fifth Amended and Restated Agreement, dated as of May 4, 2020, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and filed on May 6, 2020).

10.8
Note Purchase Agreement dated as of September 30, 2016, among the Registrant as Issuer and Certain Institutions as Purchasers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2016).

10.9
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

10.10
First Amendment to Term Loan Agreement, dated as of May 17, 2018, by and among the Registrant as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 1, 2018).

Exhibit No.	Description

10.11
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

10.12
Third Amendment to Term Loan Agreement, dated as of May 4, 2020, by and among the Registrant as Borrower and Capital One, National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

10.13
Note Purchase Agreement dated as of April 5, 2019 among the Registrant as Issuer and Certain Institutions as Purchasers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2019).

10.14
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

10.15
First Amendment to Term Loan Agreement, dated as of May 4, 2020, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

10.16
Retention Agreement dated July 29, 2019 by and between the Registrant and Steven P. Grimes (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 31, 2019).

10.17
Retention Agreement dated July 29, 2019 by and between the Registrant and Shane C. Garrison (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 31, 2019).

10.18
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
RETAIL PROPERTIES OF AMERICA, INC.

/s/ STEVEN P. GRIMES

By:	Steven P. Grimes
Chief Executive Officer
Date:	February 17, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ STEVEN P. GRIMES		/s/ BONNIE S. BIUMI		/s/ RICHARD P. IMPERIALE

By:	Steven P. Grimes	By:	Bonnie S. Biumi	By:	Richard P. Imperiale
	Director and Chief Executive Officer (Principal Executive Officer)		Director		Director
Date:	February 17, 2021	Date:	February 17, 2021	Date:	February 17, 2021

	/s/ JULIE M. SWINEHART		/s/ FRANK A. CATALANO, JR.		/s/ PETER L. LYNCH

By:	Julie M. Swinehart	By:	Frank A. Catalano, Jr.	By:	Peter L. Lynch
	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)		Director		Director
Date:	February 17, 2021	Date:	February 17, 2021	Date:	February 17, 2021

	/s/ GERALD M. GORSKI		/s/ ROBERT G. GIFFORD		/s/ THOMAS J. SARGEANT

By:	Gerald M. Gorski	By:	Robert G. Gifford	By:	Thomas J. Sargeant
	Chairman of the Board and Director		Director		Director
Date:	February 17, 2021	Date:	February 17, 2021	Date:	February 17, 2021