Form 10-Q
period 2021-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2021-05-05
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s class of common stock as of April 30, 2021:
Class A common stock:    214,732,558 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2021	December 31, 2020
Assets
Investment properties:
Land	$1,075,720	$1,075,037
Building and other improvements	3,593,830	3,590,495
Developments in progress	197,453	188,556
	4,867,003	4,854,088
Less: accumulated depreciation	(1,547,223)	(1,514,440)
Net investment properties (includes $84,278 and $74,314 from consolidated variable interest entities, respectively)	3,319,780	3,339,648
Cash and cash equivalents	38,315	41,785
Accounts receivable, net	66,130	73,983
Acquired lease intangible assets, net	63,489	66,799
Right-of-use lease assets	42,306	42,768
Other assets, net (includes $423 and $354 from consolidated variable interest entities, respectively)	68,838	72,220
Total assets	$3,598,858	$3,637,203

Liabilities and Equity
Liabilities:
Mortgages payable, net	$90,943	$91,514
Unsecured notes payable, net	1,186,522	1,186,000
Unsecured term loans, net	467,727	467,559
Unsecured revolving line of credit	—	—
Accounts payable and accrued expenses	48,637	78,692
Distributions payable	15,031	12,855
Acquired lease intangible liabilities, net	60,033	61,698
Lease liabilities	84,358	84,628
Other liabilities (includes $4,067 and $3,890 from consolidated variable interest entities, respectively)	64,130	72,127
Total liabilities	2,017,381	2,055,073

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 214,733 and 214,168 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	215	214
Additional paid-in capital	4,521,067	4,519,522
Accumulated distributions in excess of earnings	(2,920,701)	(2,910,383)
Accumulated other comprehensive loss	(23,611)	(31,730)
Total shareholders’ equity	1,576,970	1,577,623
Noncontrolling interests	4,507	4,507
Total equity	1,581,477	1,582,130
Total liabilities and equity	$3,598,858	$3,637,203

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Lease income	$119,380	$118,695

Expenses:
Operating expenses	18,065	16,414
Real estate taxes	18,934	18,533
Depreciation and amortization	47,867	40,173
Provision for impairment of investment properties	—	346
General and administrative expenses	11,118	9,165
Total expenses	95,984	84,631

Other (expense) income:
Interest expense	(18,752)	(17,046)
Gain on litigation settlement	—	6,100
Other income (expense), net	69	(761)
Net income	4,713	22,357
Net income attributable to noncontrolling interests	—	—
Net income attributable to common shareholders	$4,713	$22,357

Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.02	$0.10

Net income	$4,713	$22,357
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments (Note 8)	8,119	(27,582)
Comprehensive income (loss) attributable to the Company	$12,832	$(5,225)

Weighted average number of common shares outstanding – basic	213,651	213,215

Weighted average number of common shares outstanding – diluted	214,348	213,215

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2020	213,600	$214	$4,510,484	$(2,865,933)	$(12,288)	$1,632,477	$3,596	$1,636,073
Net income	—	—	—	22,357	—	22,357	—	22,357
Other comprehensive loss	—	—	—	—	(27,582)	(27,582)	—	(27,582)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,123	1,123
Termination of consolidated joint venture	—	—	1,661	—	—	1,661	(1,661)	—
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,464)	—	(35,464)	—	(35,464)
Issuance of common stock	148	—	—	—	—	—	—	—
Issuance of restricted shares	493	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,233	—	—	2,233	—	2,233
Shares withheld for employee taxes	(119)	—	(1,439)	—	—	(1,439)	—	(1,439)
Balance as of March 31, 2020	214,122	$214	$4,512,939	$(2,879,040)	$(39,870)	$1,594,243	$3,058	$1,597,301

Balance as of January 1, 2021	214,168	$214	$4,519,522	$(2,910,383)	$(31,730)	$1,577,623	$4,507	$1,582,130
Net income	—	—	—	4,713	—	4,713	—	4,713
Other comprehensive income	—	—	—	—	8,119	8,119	—	8,119
Distributions declared to common shareholders ($0.07 per share)	—	—	—	(15,031)	—	(15,031)	—	(15,031)
Issuance of common stock, net of offering costs	151	—	(2)	—	—	(2)	—	(2)
Issuance of restricted shares	543	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	2,806	—	—	2,806	—	2,806
Shares withheld for employee taxes	(129)	—	(1,259)	—	—	(1,259)	—	(1,259)
Balance as of March 31, 2021	214,733	$215	$4,521,067	$(2,920,701)	$(23,611)	$1,576,970	$4,507	$1,581,477
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,713	$22,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,867	40,173
Provision for impairment of investment properties	—	346
Amortization of loan fees and debt discount, net	1,204	950
Amortization of stock-based compensation	2,806	2,233
Payment of leasing fees and inducements	(2,236)	(3,676)
Changes in accounts receivable, net	8,013	778
Changes in right-of-use lease assets	462	467
Changes in accounts payable and accrued expenses, net	(29,217)	(26,319)
Changes in lease liabilities	(269)	(230)
Changes in other operating assets and liabilities, net	4,010	(2,652)
Other, net	(1,222)	615
Net cash provided by operating activities	36,131	35,042

Cash flows from investing activities:
Purchase of investment properties	—	(54,970)
Capital expenditures and tenant improvements	(9,818)	(14,165)
Proceeds from sales of investment properties	—	11,343
Investment in developments in progress	(15,411)	(12,715)
Net cash used in investing activities	(25,229)	(70,507)

Cash flows from financing activities:
Principal payments on mortgages payable	(598)	(619)
Proceeds from unsecured revolving line of credit	7,000	937,704
Repayments of unsecured revolving line of credit	(7,000)	(106,000)
Distributions paid	(12,855)	(35,387)
Other, net	(1,261)	(316)
Net cash (used in) provided by financing activities	(14,714)	795,382

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,812)	759,917
Cash, cash equivalents and restricted cash, at beginning of period	45,329	14,447
Cash, cash equivalents and restricted cash, at end of period	$41,517	$774,364
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$23,901	$14,263
Cash paid for amounts included in the measurement of operating lease liabilities	$1,491	$1,446
Distributions payable	$15,031	$35,464
Accrued capital expenditures and tenant improvements	$4,309	$6,246
Accrued leasing fees and inducements	$1,441	$683
Accrued redevelopment costs	$935	$2,573
Amounts reclassified to developments in progress	$—	$305
Developments in progress placed in service	$6,046	$—
Change in noncontrolling interest due to termination of joint venture	$—	$1,661
Lease liabilities arising from obtaining right-of-use lease assets	$—	$383

Purchase of investment properties (after credits at closing):
Net investment properties	$—	$(58,760)
Right-of-use lease assets	—	5,999
Accounts receivable, acquired lease intangibles and other assets	—	(1,801)
Lease liabilities	—	(5,942)
Accounts payable, acquired lease intangibles and other liabilities	—	5,534
Purchase of investment properties (after credits at closing)	$—	$(54,970)

Proceeds from sales of investment properties:
Net investment properties	$—	$11,281
Accounts receivable, acquired lease intangibles and other assets	—	167
Accounts payable, acquired lease intangibles and other liabilities	—	(105)
Proceeds from sales of investment properties	$—	$11,343

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, at beginning of period	$41,785	$9,989
Restricted cash, at beginning of period (included within “Other assets, net”)	3,544	4,458
Total cash, cash equivalents and restricted cash, at beginning of period	$45,329	$14,447

Cash and cash equivalents, at end of period	$38,315	$769,241
Restricted cash, at end of period (included within “Other assets, net”)	3,202	5,123
Total cash, cash equivalents and restricted cash, at end of period	$41,517	$774,364

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2020, which are included in its 2020 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of March 31, 2021, the Company owned 102 retail operating properties in the United States.
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
All dollar amounts and share amounts in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and notes thereto, are stated in thousands with the exception of per share, per square foot and per unit amounts.
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated variable interest entities (VIEs). All intercompany balances and transactions have been eliminated in consolidation. Wholly owned subsidiaries generally consist of limited liability companies, limited partnerships and statutory trusts.
The Company’s property ownership as of March 31, 2021 is summarized below:

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2020 Annual Report on Form 10-K for a summary of its significant accounting policies. There have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2021.
(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
Acquisitions
The Company did not acquire any properties during the three months ended March 31, 2021.
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
The following table summarizes the acquisition date values, before prorations, the Company recorded in conjunction with the acquisition discussed above:

Three Months Ended
March 31, 2020
Land	$57,137
Building and other improvements, net	1,623
Acquired lease intangible assets (a)	2,014
Acquired lease intangible liabilities (b)	(5,534)
Net assets acquired	$55,240
(a)The weighted average amortization period for acquired lease intangible assets is 17 years for the acquisition completed during the three months ended March 31, 2020.
(b)The weighted average amortization period for acquired lease intangible liabilities is 17 years for the acquisition completed during the three months ended March 31, 2020.
The acquisition was funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. The acquisition completed during 2020 was considered an asset acquisition and, as such, transaction costs were capitalized upon closing.
In addition, the Company capitalized $716 and $626 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three months ended March 31, 2021 and 2020, respectively. The Company also capitalized $57 and $60 of internal leasing incentives, all of which were incremental to signed leases, during the three months ended March 31, 2021 and 2020, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Developments in Progress
The carrying amount of the Company’s developments in progress are as follows:

Property Name	MSA	March 31, 2021	December 31, 2020
Expansion and redevelopment projects
Circle East	Baltimore	$34,075	$38,180
One Loudoun Downtown	Washington, D.C.	101,493	89,103
Carillon	Washington, D.C.	33,393	33,463
The Shoppes at Quarterfield	Baltimore	923	865
Pad development projects
Southlake Town Square	Dallas	2,119	1,495
		172,003	163,106
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450	25,450
Total developments in progress		$197,453	$188,556
In response to macroeconomic conditions related to the novel coronavirus (COVID-19) pandemic, the Company halted plans for vertical construction at its Carillon redevelopment during 2020 and materially reduced the planned scope and spend for the project. As of March 31, 2021, the Company continues to evaluate scenarios in anticipation of restarting future development.
The Company capitalized $1,811 and $1,316 of indirect project costs related to redevelopment projects during the three months ended March 31, 2021 and 2020, respectively, including, among other costs, $409 and $372 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $1,292 and $785 of interest, respectively.
Variable Interest Entities
As of March 31, 2021, the Company had one joint venture related to the development, ownership and operation of the multi-family rental portion of the expansion project at One Loudoun Downtown – Pads G & H, of which joint venture the Company owns 90%.
The joint venture is considered a VIE primarily because the Company’s joint venture partner does not have substantive kick-out rights or substantive participating rights. The Company is considered the primary beneficiary as it has a controlling financial interest in the joint venture. As such, the Company has consolidated the joint venture and presented the joint venture partner’s interest as noncontrolling interests.
As of March 31, 2021 and December 31, 2020, the Company recorded the following related to the One Loudoun Downtown – Pads G & H consolidated joint venture:

	One Loudoun Downtown – Pads G & H
	March 31, 2021	December 31, 2020
Net investment properties	$84,278	$74,314
Other assets, net	$423	$354
Other liabilities	$4,067	$3,890
Noncontrolling interests	$4,507	$4,507
As of March 31, 2021, the Company has funded $3,556 of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan, secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. There was no income from the joint venture project during the three months ended March 31, 2021 and 2020 and, as such, no income was attributed to the noncontrolling interests.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4) DISPOSITIONS
The Company did not sell any properties during the three months ended March 31, 2021.
The Company closed on the following disposition during the three months ended March 31, 2020:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
February 13, 2020	King Philip’s Crossing	Multi-tenant retail	105,900	$13,900	$11,343	$—
			105,900	$13,900	$11,343	$—
(a)Aggregate proceeds are net of transaction costs.
The disposition completed during the three months ended March 31, 2020 did not qualify for discontinued operations treatment and is not considered individually significant.
As of March 31, 2021 and December 31, 2020, no properties qualified for held for sale accounting treatment.
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
The following table summarizes the Company’s unvested restricted shares as of and for the three months ended March 31, 2021:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2021	685	$10.81
Shares granted (a)	543	$11.20
Shares vested	(258)	$11.88
Balance as of March 31, 2021 (b)	970	$10.74
(a)Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.
(b)As of March 31, 2021, total unrecognized compensation expense related to unvested restricted shares was $3,772, which is expected to be amortized over a weighted average term of 1.5 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the three months ended March 31, 2021:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2021	974	$12.81
RSUs granted (a)	452	$10.06
Conversion of RSUs to common stock and restricted shares (b)	(260)	$14.39
RSUs eligible for future conversion as of March 31, 2021 (c)	1,166	$11.39
(a)Assumptions and inputs as of the grant date included a risk-free interest rate of 0.16%, the Company’s historical common stock performance relative to the peer companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index and the Company’s projected common stock dividend yield of 4.08%. Subject to continued employment, in 2024, following the performance period which concludes on December 31, 2023, one-third of the RSUs that are earned will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term.
(b)On February 8, 2021, 260 RSUs converted into 102 shares of common stock and 197 restricted shares that will vest on December 31, 2021, subject to continued employment through such date, after applying a conversion rate of 115% based upon the Company’s Total Shareholder Return (TSR) relative to the TSRs of its peer companies for the performance period that concluded on December 31, 2020.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
An additional 49 shares of common stock were also issued, representing the dividends that would have been paid on the earned awards during the performance period.
(c)As of March 31, 2021, total unrecognized compensation expense related to unvested RSUs was $8,169, which is expected to be amortized over a weighted average term of 2.3 years.
During the three months ended March 31, 2021 and 2020, the Company recorded compensation expense of $2,806 and $2,233, respectively, related to the amortization of unvested restricted shares and RSUs. The total fair value of restricted shares that vested during the three months ended March 31, 2021 was $2,514. In addition, the total fair value of RSUs that converted into common stock during the three months ended March 31, 2021 was $1,002.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of March 31, 2021 and 2020, options to purchase 10 and 16 shares of common stock, respectively, remained outstanding and exercisable. The Company did not grant any options in 2021 or 2020 and no compensation expense related to stock options was recorded during the three months ended March 31, 2021 and 2020.
(6) LEASES
Leases as Lessor
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2021	2020
Lease income related to fixed and variable lease payments
Base rent (a) (b)	$86,074	$90,433
Percentage and specialty rent (c)	524	874
Tenant recoveries (b) (c)	26,028	25,741
Lease termination fee income (c)	679	124
Other lease-related income (c)	1,309	1,505
Straight-line rental income, net (d)	420	341
Other
Uncollectible lease income, net (e)	3,544	(880)
Amortization of above and below market lease intangibles and lease inducements	802	557
Lease income	$119,380	$118,695
(a)Base rent primarily consists of fixed lease payments; however, it also includes the net impact of variable lease payments related to lease concessions granted as relief due to COVID-19 in accordance with the Company’s policy elections related to the accounting treatment of such lease concessions. The impact of these lease concessions includes an increase of $1,230 and $0 for the three months ended March 31, 2021 and 2020, respectively, in base rent related to the repayment of amounts previously deferred under lease concessions that did not meet deferral accounting treatment; as a result, lease income was reduced for the deferral in previous periods, however recognized as variable lease income upon receipt of payment, more than offset by a decrease of $2,609 and $0 for the three months ended March 31, 2021 and 2020, respectively, in base rent related to lease concession agreements executed during the period that did not meet deferral accounting treatment and for which payment has not been received. The aggregate $2,609 decrease from lease concession agreements was associated with billed base rent of $1,254 from the three months ended March 31, 2021 and $1,355 from prior periods.
(b)Base rent and tenant recoveries are presented gross of any uncollected amounts related to cash-basis tenants. Such uncollected amounts are reflected within “Uncollectible lease income, net.”
(c)Represents lease income related to variable lease payments.
(d)Represents lease income related to fixed lease payments. Straight-line rental income, net includes changes in the reserve for straight-line receivables related to tenants accounted for on a cash basis of $(2,610) and $(1,035) for the three months ended March 31, 2021 and 2020, respectively.
(e)Uncollectible lease income, net is comprised of (i) collection of amounts related to previous periods from tenants accounted for on the cash basis of accounting, (ii) the impact of executed lease concessions that did not meet deferral accounting treatment, however, were agreed in previous periods; as a result, the impact of these anticipated concessions was included within the reserve for uncollectible lease income until executed, and (iii) a decrease in the general reserve due to collections from accrual-basis tenants, partially offset by (iv) the uncollected portion of current period charges related to cash-basis tenants, and (v) the impact of lease concessions we have agreed in principle of $454 and $0 for the three months ended March 31, 2021 and 2020, respectively, that are not expected to meet deferral

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
accounting treatment, however, such agreements have not been executed as of March 31, 2021; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed.
In response to COVID-19 and its related impact on many of the Company’s tenants, the Company reached agreements with tenants regarding lease concessions. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. The majority of these concessions were agreed to and, in the majority of these circumstances, executed during the year ended December 31, 2020. As of March 31, 2021, the Company has agreed in principle and/or executed additional lease concessions to defer, without an extension of the lease term, $36 of previously uncollected base rent charges and to address an additional $1,877 of previously uncollected base rent charges through abatement, a combination of deferral and abatement or a concession with the extension of the lease term.
As of March 31, 2021, $7,063 of executed lease concessions to defer rental payment without an extension of the lease term, net of related reserves, remain outstanding within “Accounts receivable, net” in the accompanying condensed consolidated balance sheets. Further, as of March 31, 2021, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, will be received over a period of approximately nine months.
(7) DEBT
The Company has the following types of indebtedness: (i) mortgages payable, (ii) unsecured notes payable, (iii) unsecured term loans and (iv) an unsecured revolving line of credit.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	March 31, 2021			December 31, 2020
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$91,558	4.36%	3.8	$92,156	4.36%	4.1
Discount, net of accumulated amortization	(439)			(450)
Capitalized loan fees, net of accumulated amortization	(176)			(192)
Mortgages payable, net	$90,943			$91,514
(a)The fixed rate mortgages had interest rates ranging from 3.75% to 4.82% as of March 31, 2021 and December 31, 2020.
During the three months ended March 31, 2021, the Company made scheduled principal payments of $598 related to amortizing loans.
Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		March 31, 2021		December 31, 2020
Unsecured Notes Payable	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.58% due 2024	June 30, 2024	$150,000	4.58%	$150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
		1,200,000	4.42%	1,200,000	4.42%
Discount, net of accumulated amortization		(6,258)		(6,473)
Capitalized loan fees, net of accumulated amortization		(7,220)		(7,527)
	Total	$1,186,522		$1,186,000

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		March 31, 2021		December 31, 2020
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2023 – fixed rate (a)	November 22, 2023	$200,000	4.10%	$200,000	4.10%
Unsecured term loan due 2024 – fixed rate (b)	July 17, 2024	120,000	2.88%	120,000	2.88%
Unsecured term loan due 2026 – fixed rate (c)	July 17, 2026	150,000	3.37%	150,000	3.37%
Subtotal		470,000		470,000
Capitalized loan fees, net of accumulated amortization		(2,273)		(2,441)
Term loans, net		$467,727		$467,559

Unsecured credit facility revolving line of credit – variable rate (d)	April 22, 2022	$—	1.21%	$—	1.25%
(a)$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of March 31, 2021 and December 31, 2020.
(b)$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of March 31, 2021 and December 31, 2020.
(c)$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.60% as of March 31, 2021 and December 31, 2020.
(d)Excludes capitalized loan fees, which are included within “Other assets, net” in the accompanying condensed consolidated balance sheets. The revolving line of credit has two six-month extension options that the Company can exercise, at its election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000, consisting of an $850,000 unsecured revolving line of credit that matures on April 22, 2022 and a $250,000 unsecured term loan that was scheduled to mature on January 5, 2021 and was repaid during 2020 (Unsecured Credit Facility). The unsecured revolving line of credit is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of March 31, 2021, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unsecured Term Loans
As of March 31, 2021, the Company has the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024) and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026), each of which bears interest at a rate of LIBOR plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of March 31, 2021, making such an election would not have changed the interest rate for the Term Loan Due 2023 and would have resulted in higher interest rates for the Term Loan Due 2024 and Term Loan Due 2026 and, as such, the Company has not made the election to convert to an investment grade pricing grid.
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
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2021 for the remainder of 2021, each of the next four years and thereafter, and the weighted average interest rates by year.

	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,811	$26,641	$31,758	$1,737	$1,809	$27,802	$91,558
Fixed rate term loans (b)	—	—	200,000	120,000	—	150,000	470,000
Unsecured notes payable (c)	—	—	—	150,000	350,000	700,000	1,200,000
Total fixed rate debt	1,811	26,641	231,758	271,737	351,809	877,802	1,761,558

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	—	—	—
Total debt (d)	$1,811	$26,641	$231,758	$271,737	$351,809	$877,802	$1,761,558

Weighted average interest rate on debt:
Fixed rate debt	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
Variable rate debt (e)	—	1.21%	—	—	—	—	1.21%
Total	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
(a)Excludes mortgage discount of $(439) and capitalized loan fees of $(176), net of accumulated amortization, as of March 31, 2021.
(b)Excludes capitalized loan fees of $(2,273), net of accumulated amortization, as of March 31, 2021. The following variable rate term loans have been swapped to fixed rate debt: (i) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (ii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iii) $150,000 of LIBOR-based

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of March 31, 2021, the applicable credit spread for (i) 1.25%, for (ii) was 1.20% and for (iii) was 1.60%.
(c)Excludes discount of $(6,258) and capitalized loan fees of $(7,220), net of accumulated amortization, as of March 31, 2021.
(d)The weighted average years to maturity of consolidated indebtedness was 5.6 years as of March 31, 2021.
(e)Represents interest rate as of March 31, 2021, however, the revolving line of credit was not drawn as of March 31, 2021.
The Company’s unsecured debt agreements, consisting of the (i) unsecured credit agreement, as amended, governing the Unsecured Credit Facility, (ii) term loan agreement, as amended, governing the Term Loan Due 2023, (iii) term loan agreement, as amended, governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.58% senior unsecured notes due 2024 (Notes Due 2024), (v) indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029) and (viii) indenture, as supplemented, governing the 4.75% senior unsecured notes due 2030 (Notes Due 2030), contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) a minimum debt service coverage ratio; and (vi) a minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in their calculations are based on the most recent four fiscal quarters of activity. As of March 31, 2021, the Company believes it was in compliance with the financial covenants and default provisions under the unsecured debt agreements.
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
As of March 31, 2021, the Company has eight interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded within “Accumulated other comprehensive loss” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $9,728 will be reclassified as an increase to interest expense.
The following table summarizes the Company’s interest rate swaps as of March 31, 2021, which effectively convert one-month floating rate LIBOR to a fixed rate:

Number of Instruments	Effective Date	Aggregate Notional	Fixed Interest Rate	Maturity Date
Two	November 23, 2018	$200,000	2.85%	November 22, 2023
Three	August 15, 2019	$120,000	1.68%	July 17, 2024
Three	August 15, 2019	$150,000	1.77%	July 17, 2026
The Company previously had three interest rate swaps with notional amounts totaling $250,000 and a maturity date of January 5, 2021 that were terminated during 2020 in conjunction with the repayment of the Company’s $250,000 unsecured term loan due 2021. At termination, these interest rate swaps were in a liability position and had a fair value of $1,699. The associated other comprehensive income was amortized into expense through the original maturity date. As a result, the Company recognized $64 of interest expense, which is included within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss), in connection with the termination of these swaps during the three months ended March 31, 2021.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate swaps	8	8	$470,000	$470,000
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the accompanying condensed consolidated balance sheets. The valuation techniques used are described in Note 12 to the condensed consolidated financial statements.

	Fair Value
	March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$23,611	$31,666
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Loss Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	2021	2020		2021	2020	2021	2020
Interest rate swaps	$(5,606)	$28,653	Interest expense	$2,513	$1,071	$18,752	$17,046
(9) EQUITY
The Company has an existing common stock repurchase program under which it may repurchase, from time to time, up to a maximum of $500,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the three months ended March 31, 2021 and 2020. As of March 31, 2021, $189,105 remained available for repurchases of shares of the Company’s common stock under its common stock repurchase program.
On April 1, 2021, the Company established an at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include funding acquisitions and redevelopment activities and repaying debt.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2021		2020
Numerator:
Net income attributable to common shareholders	$4,713		$22,357
Earnings allocated to unvested restricted shares	(52)		(109)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$4,661		$22,248

Denominator:
Denominator for earnings per common share – basic:
Weighted average number of common shares outstanding	213,651	(a)	213,215	(b)
Effect of dilutive securities:
Stock options	—	(c)	—	(c)
RSUs	697	(d)	—	(e)
Denominator for earnings per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	214,348		213,215
(a)Excludes 970 shares of unvested restricted common stock as of March 31, 2021, which equate to 879 shares for the three months ended March 31, 2021 on a weighted average basis. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.
(b)Excludes 815 shares of unvested restricted common stock as of March 31, 2020, which equate to 677 shares for the three months ended March 31, 2020 on a weighted average basis. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.
(c)There were outstanding options to purchase 10 and 16 shares of common stock as of March 31, 2021 and 2020, respectively, at a weighted average exercise price of $15.12 and $15.87, respectively. Of these totals, outstanding options to purchase 10 and 16 shares of common stock as of March 31, 2021 and 2020, respectively, at a weighted average exercise price of $15.12 and $15.87, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.
(d)As of March 31, 2021, there were 1,166 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 1,159 RSUs for the three months ended March 31, 2021 on a weighted average basis. These contingently issuable shares are a component of calculating diluted EPS.
(e)As of March 31, 2020, there were 974 RSUs eligible for future conversion upon completion of the performance periods, which equate to 969 RSUs for the three months ended March 31, 2020 on a weighted average basis. These contingently issuable shares have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.
(11) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of March 31, 2021 and 2020, the Company identified indicators of impairment at certain of its properties and took into consideration the most current information available and expectations at the time of the assessment. Such indicators included a low occupancy rate, expected sustained difficulty in leasing space and related cost of re-leasing, significant exposure to financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Number of properties for which indicators of impairment were identified	5	2
Less: number of properties for which an impairment charge was recorded	—	—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—	—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	5	2

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (a)	134%	58%
(a)Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company did not record any investment property impairment charges during the three months ended March 31, 2021.
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
The extent to which COVID-19 impacts the Company and its tenants will depend, in part, on future developments, which are highly uncertain. If the effects of COVID-19 cause economic and market conditions to continue to deteriorate, which, consequently, result in deterioration of operating conditions, and/or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry, or changes in the Company’s long-term hold strategies could change in future periods. The Company will continue to monitor circumstances and events in future periods and can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$90,943	$93,180	$91,514	$93,664
Unsecured notes payable, net	$1,186,522	$1,272,721	$1,186,000	$1,253,928
Unsecured term loans, net	$467,727	$468,294	$467,559	$464,072
Unsecured revolving line of credit	$—	$—	$—	$—
Derivative liability	$23,611	$23,611	$31,666	$31,666
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

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2021
Derivative liability	$—	$23,611	$—	$23,611

December 31, 2020
Derivative liability	$—	$31,666	$—	$31,666
Derivatives:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the condensed consolidated financial statements.
Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of March 31, 2021. The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2020, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to a properties remeasured to fair value as a result of impairment charges recorded during the year ended December 31, 2020, except for those properties sold prior to December 31, 2020. Methods and assumptions used to estimate the fair value of this asset is described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for Impairment
December 31, 2020
Investment property	$—	$—	$2,500	(a)	$2,500	$2,279
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

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2021
Mortgages payable, net	$—	$—	$93,180	$93,180
Unsecured notes payable, net	$800,708	$—	$472,013	$1,272,721
Unsecured term loans, net	$—	$—	$468,294	$468,294
Unsecured revolving line of credit	$—	$—	$—	$—

December 31, 2020
Mortgages payable, net	$—	$—	$93,664	$93,664
Unsecured notes payable, net	$790,379	$—	$463,549	$1,253,928
Unsecured term loans, net	$—	$—	$464,072	$464,072
Unsecured revolving line of credit	$—	$—	$—	$—

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

	March 31, 2021	December 31, 2020
Mortgages payable, net – range of discount rates used	2.9% to 4.5%	3.5% to 4.2%
Unsecured notes payable, net – weighted average discount rate used	3.54%	3.84%
Unsecured term loans, net – weighted average credit spread portion of discount rate used	1.50%	1.71%
Unsecured revolving line of credit – credit spread portion of discount rate used	1.35%	1.68%
There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2021 and the year ended December 31, 2020.
(13) COMMITMENTS AND CONTINGENCIES
As of March 31, 2021, the Company had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of its properties and reduce the available borrowings on its unsecured revolving line of credit.
The following table summarizes the Company’s active expansion and redevelopment projects as of March 31, 2021:

		Estimated Net Investment		Net Investment as of March 31, 2021
Project Name	MSA	Low	High
Circle East (a)	Baltimore	$42,000	$44,000	$27,803
One Loudoun Downtown – Pads G & H (b)	Washington, D.C.	$125,000	$135,000	$84,251
The Shoppes at Quarterfield	Baltimore	$9,700	$10,700	$2,782
Southlake Town Square – Pad	Dallas	$2,000	$2,500	$2,119
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
(15) SUBSEQUENT EVENTS
Subsequent to March 31, 2021, the Company paid the cash dividend for the first quarter of 2021 of $0.07 per share on its outstanding Class A common stock, which was paid on April 9, 2021 to Class A common shareholders of record at the close of business on March 26, 2021.
On April 1, 2021, the Company established an ATM equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include funding acquisitions and redevelopment activities and repaying debt.

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
The extent to which COVID-19 ultimately impacts us and our tenants will depend, in part, on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2020, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Impact of the COVID-19 Pandemic
The global outbreak of COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy, including the retail sector within the U.S. Additionally, the COVID-19 pandemic has had, and could continue to have, a significant adverse impact on the underlying industries of many of our tenants. As a result of the pandemic and the measures implemented to control the spread of COVID-19, our tenants and their operations, and their ability to pay rent in full, on time or at all, have been, and may continue to be, adversely impacted, including because of required temporary closures of their stores or modifications to, or restrictions placed on, their operations. While many U.S. states and cities have eased or lifted such restrictions, continued mitigation efforts or the effect of any relaxation or revocation of restrictions, including the impact on and of consumer behavior, all of which vary by geography, will continue to impact our business and such impacts may be significant and materially adverse to us. While we have been negatively impacted by the COVID-19 pandemic, including a decline in our retail portfolio occupancy of 260 basis points from 94.1% as of March 31, 2020 to 91.5% as of March 31, 2021 and a 4.0% decrease in annualized base rent (ABR) within our retail operating portfolio from $366,285 at March 31, 2020 to $351,686 at March 31, 2021, we also note recent positive trends, including continued improvement in base rent collection since the start of the pandemic, positive blended re-leasing spreads throughout the pandemic and increased leasing demand over the previous three quarters. However, due to numerous uncertainties, it is not possible to accurately predict the ultimate impact the pandemic will have on our financial condition, results of operations and cash flows and we continue to closely monitor the impact of the pandemic on all aspects of our business.
In response to COVID-19 and its related impact on many of our tenants, we reached agreements with tenants regarding lease concessions. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. The majority of these concessions were agreed to and, in the majority of these circumstances, executed during the year ended December 31, 2020. As of March 31, 2021, we have agreed in principle and/or executed additional lease concessions to defer, without an extension of the lease term, $36 of previously uncollected base rent charges and to address an additional $1,877 of previously uncollected base rent charges through abatement, a combination of deferral and abatement or a concession with the extension of the lease term.
As of April 26, 2021, we have collected 96% of base rent charges related to the three months ended March 31, 2021 and have executed lease concession agreements to address an additional 1% of base rent related to the three months ended March 31, 2021. Uncollected billed base rent related to tenants who have declared bankruptcy represents an additional 0.2% for the three months ended March 31, 2021. As of April 26, 2021, we have collected 81%, 89% and 95% of billed base rent charges related to the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively, as compared to 78%, 88% and 94% as of February 8, 2021, respectively.
As of March 31, 2021, we have collected 93% of the base rent charges that had previously been deferred under executed lease concession agreements and were due to be paid during the three months ended March 31, 2021. As of March 31, 2021, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to be received over a period of approximately nine months. While we have reached agreement with the majority of tenants that have requested lease concessions as a result of COVID-19, we can provide no assurances whether certain tenants may request additional concessions in the future. As of March 31, 2021, all of our properties were open for the benefit of the communities and customers that our tenants serve and approximately 98% of our tenants (based on gross leasable area (GLA)), or 97% of our tenants (based on ABR), were open.
The following ABR information is based on ABR of leases in our retail operating portfolio that were in effect as of March 31, 2021, and is being provided to assist with analysis of the actual and potential impact of COVID-19. The information may not be indicative of collection, lease concession activity and cash-basis designation in future periods. The classification of tenant type, including the classification between essential and non-essential, is based on management’s understanding of the tenant’s operations and may not be comparative to similarly titled classifications by other companies.

Billed Base Rent Collections as of April 26, 2021
Resiliency Category/Tenant Type	3/31/2021 ABR	% of 3/31/2021 ABR	Q1 2021 Billed Base Rent Collected
Essential	$113,070	32%	100%
Office	23,483	7%	96%
Non-Essential	158,788	45%	94%
Restaurants
Restaurants – Full Service	28,683	8%	90%
Restaurants – Quick Service	27,662	8%	95%
Total Restaurants	56,345	16%	93%

Total Retail Operating Portfolio – Billed base rent collected	$351,686	100%	96%
Addressed through executed lease amendments			1%	(a)
Total Retail Operating Portfolio – Billed base rent addressed			97%
(a)We have executed lease amendments to address an additional 1% of billed base rent related to Q1 2021 through abatements, combinations and/or modifications.
Executive Summary
Retail Properties of America, Inc. (we, our, us) is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of March 31, 2021, we owned 102 retail operating properties in the United States representing 19,928,000 square feet of GLA and had four expansion and redevelopment projects. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.

The following table summarizes our portfolio as of March 31, 2021:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio
Multi-tenant retail:
Neighborhood and community centers	62	10,337	92.5%	93.6%
Power centers	22	4,784	94.8%	95.7%
Lifestyle centers and mixed-use properties (b)	16	4,546	85.5%	87.1%
Total multi-tenant retail	100	19,667	91.4%	92.6%
Single-user retail	2	261	100.0%	100.0%
Total retail operating properties	102	19,928	91.5%	92.7%
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (c)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	105
(a)Includes leases signed but not commenced.
(b)Excludes the 18 multi-family rental units at Plaza del Lago. As of March 31, 2021, 17 multi-family rental units were leased at an average monthly rental rate per unit of $1,370.
(c)The operating portion of this property is included in the property count of lifestyle centers and mixed-use properties within our retail operating portfolio.
We are a prominent owner of multi-tenant retail properties, many with a mixed-use component, primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. Since our inaugural investor day in 2013, we have:
•improved our retail ABR by 33% to $19.28 per square foot as of March 31, 2021 from $14.46 per square foot as of March 31, 2013;
•increased our concentration in lifestyle and mixed-use properties based on multi-tenant retail ABR by 1,700 basis points to 33% as of March 31, 2021 from 16% as of March 31, 2013;
•reduced our top 20 retail tenant concentration of total ABR by 1,040 basis points to 27.5% as of March 31, 2021 from 37.9% as of March 31, 2013; and
•reduced our indebtedness by 32% to $1,761,558 as of March 31, 2021 from $2,601,912 as of March 31, 2013.
Additionally, as of March 31, 2021, approximately 88.4% of our multi-tenant retail ABR was generated in the top 25 metropolitan statistical areas (MSAs), as determined by the United States Census Bureau and ranked based on the most recently available population estimates.
We are focused on optimizing our tenancy, asset level configurations and merchandising through accretive leasing activity and growth-producing mixed-use expansion and redevelopment projects. For the three months ended March 31, 2021, we achieved a blended re-leasing spread of positive 5.8% consisting of comparable cash leasing spreads of positive 21.3% on new leases and positive 3.0% on renewal leases. During this period, we achieved average annual contractual rent increases on comparable signed new leases of approximately 180 basis points. As of March 31, 2021, we have $16,882 of ABR related to 791 square feet of GLA pertaining to 2021 lease expirations and $5,891 of ABR related to 233 square feet of GLA pertaining to leases signed but not yet commenced.
Our active expansion and redevelopment projects consist of approximately $179,000 to $192,000 of expected investment through 2022, equivalent to approximately 6% of the net book value of our investment properties as of March 31, 2021. These predominantly mixed-use-focused projects include the redevelopment at Circle East, the expansion projects of Pads G & H at One Loudoun Downtown and site and building reconfiguration at The Shoppes at Quarterfield as well as the vacant pad development at Southlake Town Square. Our current portfolio of assets contains numerous additional projects in the longer-term pipeline, including, among others, redevelopment at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
Company Highlights — Three Months Ended March 31, 2021
Developments in Progress
During the three months ended March 31, 2021, we:
•invested $15,411 in our expansion and redevelopment projects at Circle East, One Loudoun Downtown, The Shoppes at Quarterfield and Southlake Town Square. We expect the majority of our 2021 project spend will be for the One Loudoun Downtown project; and
•placed a portion of Circle East and The Shoppes at Quarterfield in service and reclassified the related costs from “Developments in progress” into “Land” and “Building and other improvements” in the accompanying condensed consolidated balance sheets.
The following table summarizes the carrying amount of our developments in progress as of March 31, 2021 and December 31, 2020:

Property Name	MSA	March 31, 2021	December 31, 2020
Expansion and redevelopment projects
Circle East	Baltimore	$34,075	$38,180
One Loudoun Downtown	Washington, D.C.	101,493	89,103
Carillon (a)	Washington, D.C.	33,393	33,463
The Shoppes at Quarterfield	Baltimore	923	865
Pad development projects
Southlake Town Square	Dallas	2,119	1,495
		172,003	163,106
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450	25,450
Total developments in progress		$197,453	$188,556
(a)In response to macroeconomic conditions due to the COVID-19 pandemic, we halted plans for vertical construction at the redevelopment during 2020. As of March 31, 2021, we continue to evaluate scenarios in anticipation of restarting future development.
Acquisitions and Dispositions
We did not acquire or sell any properties during the three months ended March 31, 2021.

Market Summary
The following table summarizes our retail operating portfolio by market as of March 31, 2021. Square feet of GLA is presented in thousands.

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$79,898	23.1%	$23.15	3,943	20.0%	87.5%	88.1%
New York	9	36,460	10.5%	30.02	1,292	6.6%	94.0%	96.7%
Washington, D.C.	8	35,716	10.3%	28.78	1,388	7.1%	89.4%	90.0%
Chicago	8	27,346	7.9%	23.58	1,358	6.9%	85.4%	85.9%
Seattle	9	23,690	6.9%	16.46	1,516	7.7%	94.9%	95.9%
Baltimore	4	22,669	6.6%	16.08	1,542	7.9%	91.4%	93.2%
Atlanta	9	20,908	6.0%	14.09	1,513	7.7%	98.1%	98.5%
Houston	9	14,169	4.1%	13.19	1,141	5.8%	94.2%	94.4%
San Antonio	3	12,373	3.6%	17.67	722	3.7%	97.0%	97.0%
Phoenix	3	10,384	3.0%	17.71	632	3.2%	92.8%	94.8%
Los Angeles	1	6,894	2.0%	17.97	396	2.0%	96.9%	97.2%
Riverside	1	4,663	1.3%	16.26	292	1.5%	98.1%	100.0%
Charlotte	1	4,181	1.2%	13.97	319	1.6%	93.8%	97.5%
St. Louis	1	4,067	1.2%	9.72	453	2.3%	92.3%	92.3%
Tampa	1	2,339	0.7%	19.19	126	0.6%	97.0%	97.0%
Subtotal	86	305,757	88.4%	20.02	16,633	84.6%	91.8%	92.7%

Non-Top 25 MSAs (b)	14	40,065	11.6%	14.78	3,034	15.4%	89.4%	92.0%

Total Multi-Tenant Retail	100	345,822	100.0%	19.23	19,667	100.0%	91.4%	92.6%

Single-User Retail	2	5,864		22.49	261		100.0%	100.0%

Total Retail Operating Portfolio (c)	102	$351,686		$19.28	19,928		91.5%	92.7%
(a)Excludes $2,731 of multi-tenant retail ABR and 176 square feet of multi-tenant retail GLA attributable to Circle East and The Shoppes at Quarterfield, located in the Baltimore MSA, and Carillon, located in the Washington, D.C. MSA, all three of which are in redevelopment. Including these amounts, 88.5% of our multi-tenant retail ABR and 84.7% of our multi-tenant retail GLA is located in the top 25 MSAs.
(b)Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.
(c)Excludes the 18 multi-family rental units at Plaza del Lago. As of March 31, 2021, 17 multi-family rental units were leased at an average monthly rental rate per unit of $1,370.
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio and our active expansion and redevelopment projects during the three months ended March 31, 2021. New leases with terms of less than 12 months and renewal leases that extend the lease term by less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF (b)
Comparable Renewal Leases	59	320	$22.08	$21.44	3.0%	3.6	$0.82
Comparable New Leases	17	47	$31.60	$26.05	21.3%	7.3	$41.41
Non-Comparable New and Renewal Leases (c)	37	320	$16.58	N/A	N/A	7.2	$11.09
Total	113	687	$23.30	$22.03	5.8%	5.4	$8.25
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
Our near-term leasing efforts are primarily focused on (i) vacant anchor and small shop space, (ii) upcoming lease expirations and (iii) spaces within our expansion and redevelopment projects. Through these collective efforts, we look to situationally focus on stability and tenancy, and to optimize the mix of operators and unique retailers at our properties. As of March 31, 2021, we have $16,882 of ABR related to 791 square feet of GLA pertaining to 2021 lease expirations and $5,891 of ABR related to 233 square feet of GLA pertaining to leases signed but not commenced.
Capital Markets
During the three months ended March 31, 2021, we made scheduled principal payments of $598 related to amortizing loans.
Distributions
We declared a quarterly distribution of $0.07 per share of common stock during the three months ended March 31, 2021. During the three months ended March 31, 2021, we paid the fourth quarter 2020 distribution of $0.06 per share in January 2021.
Results of Operations
Comparison of Results for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
Revenues:
Lease income	$119,380	$118,695	$685

Expenses:
Operating expenses	18,065	16,414	1,651
Real estate taxes	18,934	18,533	401
Depreciation and amortization	47,867	40,173	7,694
Provision for impairment of investment properties	—	346	(346)
General and administrative expenses	11,118	9,165	1,953
Total expenses	95,984	84,631	11,353

Other (expense) income:
Interest expense	(18,752)	(17,046)	(1,706)
Gain on litigation settlement	—	6,100	(6,100)
Other income (expense), net	69	(761)	830
Net income	4,713	22,357	(17,644)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common shareholders	$4,713	$22,357	$(17,644)
Net income attributable to common shareholders was $4,713 for the three months ended March 31, 2021 compared to $22,357 for the three months ended March 31, 2020. The $17,644 decrease was primarily due to the following:
•a $7,694 increase in depreciation and amortization primarily due to the write-off of assets taken out of service due to the demolition of a retail outparcel at our Tacoma South investment property during the three months ended March 31, 2021. No such write-off occurred during the three months ended March 31, 2020;
•a $6,100 gain on litigation settlement recognized during the three months ended March 31, 2020 related to litigation with a former tenant. No such gain was recognized during the three months ended March 31, 2021;
•a $1,953 increase in general and administrative expenses primarily due to the timing of recognition of cash bonus expense;

•a $1,706 increase in interest expense primarily consisting of:
•a $4,750 increase in interest on our 4.75% senior unsecured notes due 2030 (Notes Due 2030), which were issued in August 2020; and
•a $1,000 increase in interest on our additional $100,000 4.00% senior unsecured notes due 2025 (Notes Due 2025), which were issued in July 2020;
partially offset by
•a $1,960 decrease in interest on our $250,000 unsecured term loan due 2021, which was repaid in August 2020;
•a $1,030 decrease in interest on our 4.12% senior unsecured notes due 2021, the remaining $100,000 principal balance of which was repaid in September 2020; and
•a $778 decrease in interest on our unsecured revolving line of credit as it was undrawn as of March 31, 2021; and
•a $1,651 increase in operating expenses primarily due to higher snow-related expenses in 2021.
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
Same store portfolio
For the three months ended March 31, 2021, our same store portfolio consisted of 102 retail operating properties acquired or placed in service and stabilized prior to January 1, 2020. The number of properties in our same store portfolio increased to 102 as of March 31, 2021 from 101 as of December 31, 2020 as a result of the addition of North Benson Center, a same store investment property that was acquired on March 7, 2019.
The properties and financial results reported in “Other investment properties” primarily include the following:
•properties acquired or placed in service and stabilized during 2020 and 2021;
•the multi-family rental units at Plaza del Lago;
•Circle East, which is in active redevelopment;
•One Loudoun Downtown – Pads G & H, which are in active development;
•Carillon, a redevelopment project where we halted plans for vertical construction during 2020 in response to macroeconomic conditions due to the impact of the COVID-19 pandemic;
•The Shoppes at Quarterfield, which is in active redevelopment;

•land held for future development;
•investment properties that were sold or classified as held for sale during 2020; and
•the net income from our wholly owned captive insurance company.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Net income attributable to common shareholders	$4,713	$22,357	$(17,644)
Adjustments to reconcile to Same Store NOI:
Gain on litigation settlement	—	(6,100)	6,100
Depreciation and amortization	47,867	40,173	7,694
Provision for impairment of investment properties	—	346	(346)
General and administrative expenses	11,118	9,165	1,953
Interest expense	18,752	17,046	1,706
Straight-line rental income, net	(420)	(341)	(79)
Amortization of acquired above and below market lease intangibles, net	(1,225)	(976)	(249)
Amortization of lease inducements	423	419	4
Lease termination fees, net	(679)	(124)	(555)
Non-cash ground rent expense, net	212	333	(121)
Other (income) expense, net	(69)	761	(830)
NOI	80,692	83,059	(2,367)
NOI from Other Investment Properties	(326)	(811)	485
Same Store NOI	$80,366	$82,248	$(1,882)

	Three Months Ended March 31,
	2021	2020	Change
Same Store NOI:
Base rent	$85,003	$89,370	$(4,367)
Percentage and specialty rent	521	864	(343)
Tenant recoveries	26,112	25,549	563
Other lease-related income	1,285	1,468	(183)
Uncollectible lease income, net	3,758	(822)	4,580
Property operating expenses	(17,190)	(15,802)	(1,388)
Real estate taxes	(19,123)	(18,379)	(744)
Same Store NOI	$80,366	$82,248	$(1,882)
Same Store NOI decreased $1,882, or 2.3%, primarily due to the following:
•a $4,367 decrease in base rent primarily as a result of (i) a $3,680 decrease from occupancy declines, (ii) a $2,609 decrease from lease concession agreements that do not meet deferral accounting treatment, partially offset by $1,230 related to the repayment of amounts previously deferred under lease concessions that did not meet deferral accounting treatment, and (iii) an increase of $645 from contractual rent changes. The aggregate $2,609 decrease from lease concession agreements was associated with billed base rent of $1,254 from the three months ended March 31, 2021 and $1,355 from prior periods; and
•a $1,569 increase in property operating expenses and real estate taxes, net of tenant recoveries, primarily due to (i) decreases in tenant recoveries as a result of a decline in occupancy and (ii) an increase in certain net recoverable property operating expenses;
partially offset by
•a $4,580 decrease in reserve for uncollectible lease income primarily due to (i) collection of amounts related to previous periods from tenants accounted for on the cash basis of accounting, (ii) the execution of lease concessions that did not meet deferral accounting treatment, however, were agreed in previous periods; as a result, the impact of these concessions was included within the reserve for uncollectible lease income until executed, and (iii) a decrease in the general reserve due to collections from accrual-basis tenants, partially offset by (iv) the uncollected portion of current period charges related to cash-basis tenants and (v) the impact of lease concessions we have agreed in principle as of March 31, 2021 that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of March 31, 2021; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed.
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
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events that we do not consider representative of the comparable operating results of our real estate operating portfolio, which is our core business platform. Specific examples of discrete non-operating transactions and other events include, but are not limited to, (i) the impact on earnings from gains or losses associated with the early extinguishment of debt or other liabilities, (ii) litigation involving the Company, including gains recognized as a result of settlement and costs to engage outside counsel related to litigation with former tenants, (iii) the impact on earnings from executive separation, and (iv) the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in our calculation of FFO attributable to common shareholders.
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
The following table presents a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended March 31,
	2021	2020
Net income attributable to common shareholders	$4,713	$22,357
Depreciation and amortization of real estate (a)	47,540	39,838
Provision for impairment of investment properties	—	346
FFO attributable to common shareholders	$52,253	$62,541
FFO attributable to common shareholders per common share outstanding – diluted	$0.24	$0.29

FFO attributable to common shareholders	$52,253	$62,541
Impact on earnings from the early extinguishment of debt, net (b)	64	—
Gain on litigation settlement	—	(6,100)
Other (c)	28	1,011
Operating FFO attributable to common shareholders	$52,345	$57,452
Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.24	$0.27
(a)Includes $7,527 of accelerated depreciation recorded in connection with the write-off of assets taken out of service due to the demolition of a retail outparcel at our Tacoma South investment property during the three months ended March 31, 2021.
(b)Included within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

(c)Primarily consists of the impact on earnings from litigation involving the Company, including costs to engage outside counsel related to litigation with former tenants, which is included within “Other income (expense), net” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).
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
Over the last several years, we have made substantial progress in reinforcing the strength of our balance sheet, as demonstrated by our financial flexibility and abundant liquidity. We believe this progress places us in a position to be able to better withstand the current unprecedented macroeconomic environment. However, there can be no assurances in this regard or that additional financing or capital will be available to us going forward on favorable terms, or at all. Additionally, as of April 26, 2021, we have collected 96% of base rent charges related to the three months ended March 31, 2021 and have executed lease concession agreements for an additional 1% of billed base rent related to the three months ended March 31, 2021. Uncollected billed base rent related to tenants who have declared bankruptcy represents an additional 0.2% for the three months ended March 31, 2021. As of April 26, 2021, we have collected 81%, 89% and 95% of billed base rent charges related to the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively, as compared to 78%, 88% and 94% as of February 8, 2021, respectively. If our cash collection activity deteriorates, and if we reach additional agreements with tenants to defer or abate rent, our operating cash flows and liquidity will be negatively impacted. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all. Over the last several years as we worked to fortify our balance sheet, we funded debt maturities primarily through capital markets transactions, including public and private offerings of senior unsecured notes, as well as asset dispositions. As of March 31, 2021, we have no scheduled debt maturities and $1,811 of principal amortization due through the end of 2021, which we plan on satisfying through a combination of cash flows from operations, working capital and our unsecured revolving line of credit.

The table below summarizes our consolidated indebtedness as of March 31, 2021:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$91,558	4.36%	Various	3.8 years

Unsecured notes payable:
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	3.3 years
Senior notes – 4.00% due 2025	350,000	4.00%	March 15, 2025	4.0 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	5.5 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	7.8 years
Senior notes – 4.82% due 2029	100,000	4.82%	June 28, 2029	8.2 years
Senior notes – 4.75% due 2030	400,000	4.75%	September 15, 2030	9.5 years
Total unsecured notes payable (a)	1,200,000	4.42%		6.5 years

Unsecured credit facility:
Revolving line of credit – variable rate	—	1.21%	April 22, 2022 (b)	1.1 years

Unsecured term loans:
Term Loan Due 2023 – fixed rate (c)	200,000	4.10%	November 22, 2023	2.6 years
Term Loan Due 2024 – fixed rate (d)	120,000	2.88%	July 17, 2024	3.3 years
Term Loan Due 2026 – fixed rate (e)	150,000	3.37%	July 17, 2026	5.3 years
Total unsecured term loans (a)	470,000	3.56%		3.7 years

Total consolidated indebtedness	$1,761,558	4.19%		5.6 years
(a)Fixed rate mortgages payable excludes mortgage discount of $(439) and capitalized loan fees of $(176), net of accumulated amortization, as of March 31, 2021. Unsecured notes payable excludes discount of $(6,258) and capitalized loan fees of $(7,220), net of accumulated amortization, as of March 31, 2021. Unsecured term loans exclude capitalized loan fees of $(2,273), net of accumulated amortization, as of March 31, 2021. Capitalized loan fees related to the revolving line of credit are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.
(b)We have two six-month extension options on the revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.075% of the commitment amount being extended.
(c)Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of March 31, 2021.
(d)Reflects $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of March 31, 2021.
(e)Reflects $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.60% as of March 31, 2021.
Mortgages Payable
During the three months ended March 31, 2021, we made scheduled principal payments of $598 related to amortizing loans.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000, consisting of an $850,000 unsecured revolving line of credit that matures on April 22, 2022 and a $250,000 unsecured term loan that was scheduled to mature on January 5, 2021 and was repaid during 2020 (Unsecured Credit Facility). The unsecured revolving line of credit is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of March 31, 2021, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.

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
As of March 31, 2021, we had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Unsecured Term Loans
As of March 31, 2021, we have the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024) and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026), each of which bears interest at a rate of LIBOR plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of March 31, 2021, making such an election would not have changed the interest rate for the Term Loan Due 2023 and would have resulted in higher interest rates for the Term Loan Due 2024 and Term Loan Due 2026 and, as such, we have not made the election to convert to an investment grade pricing grid.
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

Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of March 31, 2021 for the remainder of 2021, each of the next four years and thereafter, and the weighted average interest rates by year, as well as the fair value of our indebtedness as of March 31, 2021.

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,811	$26,641	$31,758	$1,737	$1,809	$27,802	$91,558	$93,180
Fixed rate term loans (b)	—	—	200,000	120,000	—	150,000	470,000	468,294
Unsecured notes payable (c)	—	—	—	150,000	350,000	700,000	1,200,000	1,272,721
Total fixed rate debt	1,811	26,641	231,758	271,737	351,809	877,802	1,761,558	1,834,195

Variable rate debt:
Variable rate revolving line of credit	—	—	—	—	—	—	—	—
Total debt (d)	$1,811	$26,641	$231,758	$271,737	$351,809	$877,802	$1,761,558	$1,834,195

Weighted average interest rate on debt:
Fixed rate debt	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
Variable rate debt (e)	—	1.21%	—	—	—	—	1.21%
Total	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
(a)Excludes mortgage discount of $(439) and capitalized loan fees of $(176), net of accumulated amortization, as of March 31, 2021.
(b)Excludes capitalized loan fees of $(2,273), net of accumulated amortization, as of March 31, 2021. The following variable rate term loans have been swapped to fixed rate debt: (i) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (ii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iii) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of March 31, 2021, the applicable credit spread for (i) was 1.25%, for (ii) was 1.20% and for (iii) was 1.60%.
(c)Excludes discount of $(6,258) and capitalized loan fees of $(7,220), net of accumulated amortization, as of March 31, 2021.
(d)The weighted average years to maturity of consolidated indebtedness was 5.6 years as of March 31, 2021.
(e)Represents interest rate as of March 31, 2021, however, the revolving line of credit was not drawn as of March 31, 2021.

Our unsecured debt agreements, consisting of the (i) unsecured credit agreement, as amended governing the Unsecured Credit Facility, (ii) term loan agreement, as amended governing the Term Loan Due 2023, (iii) term loan agreement, as amended governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.58% senior unsecured notes due 2024 (Notes Due 2024), (v) indenture, as supplemented, governing the Notes Due 2025, (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029) and (viii) indenture, as supplemented, governing the Notes Due 2030, contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) a minimum debt service coverage ratio; and (vi) a minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in the covenant calculations are based on the most recent four fiscal quarters of activity. As such, the impact of short-term relative adverse operating results, if any, on our financial covenants is partially mitigated by previous and/or subsequent operating results. As of March 31, 2021, we believe we were in compliance with the financial covenants and default provisions under the unsecured debt agreements.
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
We declared a quarterly distribution of $0.07 per share of common stock during the three months ended March 31, 2021.
We have an existing common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $500,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the three months ended March 31, 2021. As of March 31, 2021, $189,105 remained available for repurchases of shares of our common stock under our common stock repurchase program.
On April 1, 2021, we established an at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include funding acquisitions and redevelopment activities and repaying debt.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, in 2021 can be met with (i) cash flows generated from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
As of March 31, 2021, we have active expansion and redevelopment projects at Circle East, One Loudoun Downtown, The Shoppes at Quarterfield and a vacant pad development at Southlake Town Square and we have invested a total of approximately $117,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partner at One Loudoun Downtown. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $62,000 to $75,000 of additional investment from us to complete these projects.
We capitalized $716 and $626 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three months ended March 31, 2021 and 2020, respectively. We also capitalized $57 and $60 of internal leasing incentives, all of which were incremental to signed leases, during the three months ended March 31, 2021 and 2020, respectively.
In addition, we capitalized $1,811 and $1,316 of indirect project costs, which includes, among other costs, $409 and $372 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $1,292 and $785 of interest, related to expansion and redevelopment projects during the three months ended March 31, 2021 and 2020, respectively.

Dispositions
We did not sell any properties during the three months ended March 31, 2021. The following table highlights our property disposition during 2020:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2020 Disposition	1	105,900	$13,900	$12,695	$—
(a)Represents total consideration net of transaction costs.
In addition to the transaction presented in the preceding table, during the year ended December 31, 2020, we received proceeds of $26 from a condemnation award.
Acquisitions
We did not acquire any properties during the three months ended March 31, 2021. The following table highlights our asset acquisition during 2020:

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
Summary of Cash Flows

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$36,131	$35,042	$1,089
Net cash used in investing activities	(25,229)	(70,507)	45,278
Net cash (used in) provided by financing activities	(14,714)	795,382	(810,096)
(Decrease) increase in cash, cash equivalents and restricted cash	(3,812)	759,917	(763,729)
Cash, cash equivalents and restricted cash, at beginning of period	45,329	14,447
Cash, cash equivalents and restricted cash, at end of period	$41,517	$774,364
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, and (iv) amortization of stock-based compensation, loan fees and debt discount, net. Net cash provided by operating activities during the three months ended March 31, 2021 increased $1,089 primarily due to the following:
•a $7,235 increase in comparative changes in accounts receivable, net due to an increase in cash collections of charges billed to tenants, including collection of charges from prior periods, and the collection of amounts previously deferred under lease concession agreements as a result of COVID-19;
•an $1,862 decrease in cash bonuses paid;
•a $1,440 decrease in cash paid for leasing fees and inducements; and
•ordinary course fluctuations in working capital accounts;
partially offset by
•a $9,638 increase in cash paid for interest; and
•a $2,367 decrease in NOI, consisting of a decrease in Same Store NOI and NOI from properties that were sold or held for sale in 2020 and other properties not included in our same store portfolio.

See “Impact of the COVID-19 Pandemic” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of COVID-19 on our cash flows.
We believe that cash flows from operations, working capital and our unsecured revolving line of credit will provide sufficient liquidity to sustain future operations; however, we cannot provide any such assurances.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, net of proceeds from the sales of investment properties. Net cash flows from investing activities during the three months ended March 31, 2021 increased $45,278 due to the following:
•a $54,970 decrease in cash paid to purchase investment properties; and
•a $4,347 decrease capital expenditures and tenant improvements;
partially offset by
•an $11,343 decrease in proceeds from the sales of investment properties; and
•a $2,696 increase in investment in developments in progress.
In 2021, we expect to fund redevelopment, expansion and pad development activities, capital expenditures and tenant improvements through cash flows generated from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our unsecured revolving line of credit and the issuance of debt instruments, partially offset by (i) repayments of our unsecured revolving line of credit, unsecured debt instruments and mortgages payable, (ii) distribution payments, (iii) payment of loan fees and deposits, (iv) debt prepayment costs, (v) principal payments on mortgages payable, and (vi) shares repurchased through our common stock repurchase program. Net cash flows from financing activities during the three months ended March 31, 2021 decreased $810,096 primarily due to the following:
•an $831,704 change in the activity on our unsecured revolving line of credit from net borrowings of $831,704 during the three months ended March 31, 2020 compared to net borrowings of $0 during the three months ended March 31, 2021;
partially offset by
•a $22,532 decrease in distributions paid.
We plan to continue to address our debt maturities through a combination of (i) cash flows from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the three months ended March 31, 2021, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Estimates
Our 2020 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the collectibility of lease income and accounts receivable and impairment of long-lived assets. For the three months ended March 31, 2021, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to March 31, 2021, we paid the cash dividend for the first quarter of 2021 of $0.07 per share on our outstanding Class A common stock, which was paid on April 9, 2021 to Class A common shareholders of record at the close of business on March 26, 2021.
On April 1, 2021, we established an ATM equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include funding acquisitions and redevelopment activities and repaying debt.

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
As of March 31, 2021, we had $470,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of March 31, 2021 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Liability
Term Loan Due 2023	$200,000	November 22, 2023	$13,030
Term Loan Due 2024	120,000	July 17, 2024	4,586
Term Loan Due 2026	150,000	July 17, 2026	5,995
	$470,000		$23,611
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of March 31, 2021 for the remainder of 2021, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 7 – Debt in the accompanying condensed consolidated financial statements and Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities” contained herein.
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $17,527.
The combined carrying amount of our debt is approximately $89,003 lower than the fair value as of March 31, 2021.
As of March 31, 2021, we had $470,000 of variable rate debt that has been swapped to fixed rate debt and access to a variable rate revolving line of credit with an interest rate of 1.21% based on LIBOR; however, the revolving line of credit was not drawn as of March 31, 2021. An increase in the variable interest rate on the revolving line of credit constitutes a market risk. If interest rates increase by 1%, there would be no change to interest expense as the revolving line of credit is undrawn as of March 31, 2021.
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
When LIBOR is discontinued, the interest rate for certain of our debt instruments, including our unsecured credit facility revolving line of credit, Term Loan Due 2023, Term Loan Due 2024 and Term Loan Due 2026, and interest rate swap agreements that are indexed to LIBOR will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through June 30, 2023 and that banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.
Based on management’s evaluation as of March 31, 2021, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I. “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2021 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
(c)Issuer Purchases of Equity Securities
The following table summarizes the number of shares of Class A common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of common stock and restricted shares for the specified periods and amounts outstanding under our common stock repurchase program:

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1, 2021 to January 31, 2021	35	$8.33	N/A	$189,105
February 1, 2021 to February 28, 2021	50	$9.78	N/A	$189,105
March 1, 2021 to March 31, 2021	44	$10.91	N/A	$189,105
Total	129	$9.77	N/A	$189,105
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
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	May 5, 2021

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	May 5, 2021