Form 10-Q
period 2021-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2021-08-04
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s class of common stock as of July 30, 2021:
Class A common stock:    214,797,869 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	June 30, 2021	December 31, 2020
Assets
Investment properties:
Land	$1,073,449	$1,075,037
Building and other improvements	3,610,901	3,590,495
Developments in progress	182,979	188,556
	4,867,329	4,854,088
Less: accumulated depreciation	(1,572,604)	(1,514,440)
Net investment properties (includes $93,186 and $74,314 from consolidated variable interest entities, respectively)	3,294,725	3,339,648
Cash and cash equivalents	67,245	41,785
Accounts receivable, net	69,494	73,983
Acquired lease intangible assets, net	60,666	66,799
Right-of-use lease assets	41,855	42,768
Assets associated with investment properties held for sale	13,800	—
Other assets, net (includes $647 and $354 from consolidated variable interest entities, respectively)	67,973	72,220
Total assets	$3,615,758	$3,637,203

Liabilities and Equity
Liabilities:
Mortgages payable, net	$90,374	$91,514
Unsecured notes payable, net	1,187,044	1,186,000
Unsecured term loans, net	467,895	467,559
Unsecured revolving line of credit	—	—
Accounts payable and accrued expenses	64,912	78,692
Distributions payable	16,110	12,855
Acquired lease intangible liabilities, net	58,687	61,698
Lease liabilities	84,095	84,628
Liabilities associated with investment properties held for sale	526	—
Other liabilities (includes $3,103 and $3,890 from consolidated variable interest entities, respectively)	62,854	72,127
Total liabilities	2,032,497	2,055,073

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 214,798 and 214,168 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	215	214
Additional paid-in capital	4,522,790	4,519,522
Accumulated distributions in excess of earnings	(2,921,415)	(2,910,383)
Accumulated other comprehensive loss	(22,827)	(31,730)
Total shareholders’ equity	1,578,763	1,577,623
Noncontrolling interests	4,498	4,507
Total equity	1,583,261	1,582,130
Total liabilities and equity	$3,615,758	$3,637,203
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Lease income	$121,239	$96,803	$240,619	$215,498

Expenses:
Operating expenses	17,180	14,843	35,245	31,257
Real estate taxes	17,799	17,916	36,733	36,449
Depreciation and amortization	41,815	43,755	89,682	83,928
Provision for impairment of investment properties	—	—	—	346
General and administrative expenses	10,374	8,491	21,492	17,656
Total expenses	87,168	85,005	183,152	169,636

Other (expense) income:
Interest expense	(18,776)	(19,360)	(37,528)	(36,406)
Gain on litigation settlement	—	—	—	6,100
Other income (expense), net	92	215	161	(546)
Net income (loss)	15,387	(7,347)	20,100	15,010
Net loss attributable to noncontrolling interests	9	—	9	—
Net income (loss) attributable to common shareholders	$15,396	$(7,347)	$20,109	$15,010

Earnings (loss) per common share – basic and diluted:
Net income (loss) per common share attributable to common shareholders	$0.07	$(0.04)	$0.09	$0.07

Net income (loss)	$15,387	$(7,347)	$20,100	$15,010
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments (Note 8)	784	694	8,903	(26,888)
Comprehensive income (loss)	16,171	(6,653)	29,003	(11,878)
Comprehensive loss attributable to noncontrolling interests	9	—	9	—
Comprehensive income (loss) attributable to the Company	$16,180	$(6,653)	$29,012	$(11,878)

Weighted average number of common shares outstanding – basic	213,813	213,337	213,732	213,276

Weighted average number of common shares outstanding – diluted	214,069	213,337	214,209	213,276

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Three Months Ended	Shares	Amount
Balance as of April 1, 2020	214,122	$214	$4,512,939	$(2,879,040)	$(39,870)	$1,594,243	$3,058	$1,597,301
Net loss	—	—	—	(7,347)	—	(7,347)	—	(7,347)
Other comprehensive income	—	—	—	—	694	694	—	694
Contributions from noncontrolling interests	—	—	—	—	—	—	1,216	1,216
Termination of consolidated joint ventures	—	—	556	—	—	556	(556)	—
Issuance of restricted shares	131	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,221	—	—	2,221	—	2,221
Balance as of June 30, 2020	214,253	$214	$4,515,716	$(2,886,387)	$(39,176)	$1,590,367	$3,718	$1,594,085
Three Months Ended
Balance as of April 1, 2021	214,733	$215	$4,521,067	$(2,920,701)	$(23,611)	$1,576,970	$4,507	$1,581,477
Net income (loss)	—	—	—	15,396	—	15,396	(9)	15,387
Other comprehensive income	—	—	—	—	784	784	—	784
Distributions declared to common shareholders ($0.075 per share)	—	—	—	(16,110)	—	(16,110)	—	(16,110)
Issuance of common stock, net of offering costs	—	—	(247)	—	—	(247)	—	(247)
Issuance of restricted shares	65	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,970	—	—	1,970	—	1,970
Balance as of June 30, 2021	214,798	$215	$4,522,790	$(2,921,415)	$(22,827)	$1,578,763	$4,498	$1,583,261

Six Months Ended
Balance as of January 1, 2020	213,600	$214	$4,510,484	$(2,865,933)	$(12,288)	$1,632,477	$3,596	$1,636,073
Net income	—	—	—	15,010	—	15,010	—	15,010
Other comprehensive loss	—	—	—	—	(26,888)	(26,888)	—	(26,888)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,339	2,339
Termination of consolidated joint ventures	—	—	2,217	—	—	2,217	(2,217)	—
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	(35,464)	—	(35,464)	—	(35,464)
Issuance of common stock	148	—	—	—	—	—	—	—
Issuance of restricted shares	624	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,454	—	—	4,454	—	4,454
Shares withheld for employee taxes	(119)	—	(1,439)	—	—	(1,439)	—	(1,439)
Balance as of June 30, 2020	214,253	$214	$4,515,716	$(2,886,387)	$(39,176)	$1,590,367	$3,718	$1,594,085
Six Months Ended
Balance as of January 1, 2021	214,168	$214	$4,519,522	$(2,910,383)	$(31,730)	$1,577,623	$4,507	$1,582,130
Net income (loss)	—	—	—	20,109	—	20,109	(9)	20,100
Other comprehensive income	—	—	—	—	8,903	8,903	—	8,903
Distributions declared to common shareholders ($0.145 per share)	—	—	—	(31,141)	—	(31,141)	—	(31,141)
Issuance of common stock, net of offering costs	151	—	(249)	—	—	(249)	—	(249)
Issuance of restricted shares	608	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	4,776	—	—	4,776	—	4,776
Shares withheld for employee taxes	(129)	—	(1,259)	—	—	(1,259)	—	(1,259)
Balance as of June 30, 2021	214,798	$215	$4,522,790	$(2,921,415)	$(22,827)	$1,578,763	$4,498	$1,583,261
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$20,100	$15,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,682	83,928
Provision for impairment of investment properties	—	346
Amortization of loan fees and debt discount, net	2,409	1,912
Amortization of stock-based compensation	4,776	4,454
Payment of leasing fees and inducements	(4,067)	(4,356)
Changes in accounts receivable, net	4,334	(17,670)
Changes in right-of-use lease assets	913	928
Changes in accounts payable and accrued expenses, net	(15,413)	(21,899)
Changes in lease liabilities	(533)	33
Changes in other operating assets and liabilities, net	6,616	2,696
Other, net	(2,471)	(957)
Net cash provided by operating activities	106,346	64,425

Cash flows from investing activities:
Purchase of investment properties	—	(54,970)
Capital expenditures and tenant improvements	(20,070)	(30,778)
Proceeds from sales of investment properties	—	11,369
Investment in developments in progress	(29,943)	(32,499)
Net cash used in investing activities	(50,013)	(106,878)

Cash flows from financing activities:
Principal payments on mortgages payable	(1,194)	(1,242)
Proceeds from unsecured revolving line of credit	7,000	937,704
Repayments of unsecured revolving line of credit	(7,000)	(820,704)
Payment of loan fees and deposits	(3)	(151)
Distributions paid	(27,886)	(70,851)
Other, net	(1,458)	900
Net cash (used in) provided by financing activities	(30,541)	45,656

Net increase in cash, cash equivalents and restricted cash	25,792	3,203
Cash, cash equivalents and restricted cash, at beginning of period	45,329	14,447
Cash, cash equivalents and restricted cash, at end of period	$71,121	$17,650
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$36,237	$34,234
Cash paid for amounts included in the measurement of operating lease liabilities	$2,972	$2,505
Distributions payable	$16,110	$—
Accrued capital expenditures and tenant improvements	$4,577	$8,938
Accrued leasing fees and inducements	$2,523	$1,127
Accrued redevelopment costs	$1,937	$2,531
Amounts reclassified to developments in progress	$—	$305
Developments in progress placed in service	$36,053	$—
Change in noncontrolling interest due to termination of joint ventures	$—	$2,217
Lease liabilities arising from obtaining right-of-use lease assets	$—	$383

Purchase of investment properties (after credits at closing):
Net investment properties	$—	$(58,760)
Right-of-use lease assets	—	5,999
Accounts receivable, acquired lease intangibles and other assets	—	(1,801)
Lease liabilities	—	(5,942)
Accounts payable, acquired lease intangibles and other liabilities	—	5,534
Purchase of investment properties (after credits at closing)	$—	$(54,970)

Proceeds from sales of investment properties:
Net investment properties	$—	$11,307
Accounts receivable, acquired lease intangibles and other assets	—	167
Accounts payable, acquired lease intangibles and other liabilities	—	(105)
Proceeds from sales of investment properties	$—	$11,369

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, at beginning of period	$41,785	$9,989
Restricted cash, at beginning of period (included within “Other assets, net”)	3,544	4,458
Total cash, cash equivalents and restricted cash, at beginning of period	$45,329	$14,447

Cash and cash equivalents, at end of period	$67,245	$12,563
Restricted cash, at end of period (included within “Other assets, net”)	3,876	5,087
Total cash, cash equivalents and restricted cash, at end of period	$71,121	$17,650

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
(1) ORGANIZATION AND BASIS OF PRESENTATION
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 and its primary purpose is to own and operate high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of June 30, 2021, the Company owned 100 retail operating properties in the United States.
On July 18, 2021, the Company entered into a definitive Agreement and Plan of Merger (Merger Agreement) with Kite Realty Group Trust (Kite) and KRG Oak, LLC, a wholly owned subsidiary of Kite (Merger Sub). Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger (Merger). At the effective time of the Merger (Effective Time), each share of Class A common stock of the Company issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.623 common shares of Kite, plus the right, if any, to receive cash in lieu of fractional common shares of Kite. During the period from the date of the Merger Agreement until the completion of the Merger, the Company is subject to certain restrictions on its ability to engage with third parties regarding alternative acquisition proposals and on the conduct of the Company’s business.
The board of directors of the Company and the board of trustees of Kite each have unanimously approved the transaction. The closing of the Merger is expected to occur in the fourth quarter of 2021, subject to the satisfaction of certain closing conditions, including the approval of both Kite’s and the Company’s shareholders. There can be no assurance that the Merger will be completed on the terms or timeline currently contemplated or at all.
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
In accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 205, Presentation of Financial Statements, certain prior year balances in the accompanying condensed consolidated statements of cash flows have been reclassified in order to conform to the current period presentation. Specifically, for the six months ended June 30, 2020, the reserve for bad debt of $13,977 has been presented as a component of “Changes in accounts receivable, net” rather than the previous presentation where it was included as a single line item, “Reserve for bad debt” within “Cash flows from operating activities.” There has been no change to “Net cash provided by operating activities” for the six months ended June 30, 2020 as a result of this reclassification.

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
The Company’s property ownership as of June 30, 2021 is summarized below:

Property Count
Retail operating properties (a)	100
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (b)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties	103
(a)Excludes two retail operating properties classified as held for sale as of June 30, 2021.
(b)The operating portion of this property is included within the property count for retail operating properties.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the Company’s 2020 Annual Report on Form 10-K for a summary of its significant accounting policies. There have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2021.
(3) ACQUISITIONS AND DEVELOPMENTS IN PROGRESS
Acquisitions
The Company did not acquire any properties during the six months ended June 30, 2021.
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

Six Months Ended
June 30, 2020
Land	$57,137
Building and other improvements, net	1,623
Acquired lease intangible assets (a)	2,014
Acquired lease intangible liabilities (b)	(5,534)
Net assets acquired	$55,240
(a)The weighted average amortization period for acquired lease intangible assets is 17 years for the acquisition completed during the six months ended June 30, 2020.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(b)The weighted average amortization period for acquired lease intangible liabilities is 17 years for the acquisition completed during the six months ended June 30, 2020.
The acquisition was funded using a combination of available cash on hand, proceeds from dispositions and proceeds from the Company’s unsecured revolving line of credit. The acquisition completed during 2020 was considered an asset acquisition and, as such, transaction costs were capitalized upon closing.
In addition, the Company capitalized $771 and $1,487 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three and six months ended June 30, 2021, respectively, and $641 and $1,267 during the three and six months ended June 30, 2020, respectively. The Company also capitalized internal leasing incentives of $106 and $163 during the three and six months ended June 30, 2021, respectively, and $42 and $102 during the three and six months ended June 30, 2020, respectively, all of which were incremental to signed leases.
Subsequent to June 30, 2021, the Company acquired Arcadia Village, a 37,000 square foot multi-tenant retail operating property located in the Phoenix MSA, for a gross purchase price of $21,000.
Developments in Progress
The carrying amount of the Company’s developments in progress are as follows:

Property Name	MSA	June 30, 2021	December 31, 2020
Expansion and redevelopment projects
Circle East (a)	Baltimore	$34,336	$38,180
One Loudoun Downtown (b)	Washington, D.C.	86,030	89,103
Carillon	Washington, D.C.	33,660	33,463
The Shoppes at Quarterfield	Baltimore	1,349	865
Pad development projects
Southlake Town Square	Dallas	2,154	1,495
		157,529	163,106
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450	25,450
Total developments in progress		$182,979	$188,556
(a)During the six months ended June 30, 2021, 10,500 square feet of the project’s gross leasable area were placed in service and reclassified into “Land” and “Building and other improvements” in the accompanying condensed consolidated balance sheets.
(b)During the three months ended June 30, 2021, the 99 multi-family rental units at One Loudoun Downtown – Pad G were placed in service and reclassified into “Land” and “Building and other improvements” in the accompanying condensed consolidated balance sheets.
In response to macroeconomic conditions related to the novel coronavirus (COVID-19) pandemic, the Company halted plans for vertical construction at its Carillon redevelopment during 2020 and materially reduced the planned scope and spend for the project. During the three months ended June 30, 2021, the Company announced plans to commence construction on a medical office building at Carillon in the second half of 2021.
The Company capitalized $2,020 and $3,831 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2021, including, among other costs, $359 and $768 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $1,254 and $2,546 of interest, respectively. The Company capitalized $1,347 and $2,663 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2020, including, among other costs, $329 and $701 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $736 and $1,521 of interest, respectively.
Variable Interest Entities
As of June 30, 2021, the Company had one joint venture related to the development, ownership and operation of the multi-family rental portion of the expansion project at One Loudoun Downtown – Pads G & H, of which joint venture the Company owns 90%.

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
As of June 30, 2021 and December 31, 2020, the Company recorded the following related to the One Loudoun Downtown – Pads G & H consolidated joint venture:

	One Loudoun Downtown – Pads G & H
	June 30, 2021	December 31, 2020
Net investment properties	$93,186	$74,314
Other assets, net	$647	$354
Other liabilities	$3,103	$3,890
Noncontrolling interests	$4,498	$4,507
As of June 30, 2021, the Company has funded $4,580 of the partner’s development costs related to One Loudoun Downtown – Pads G & H through a loan provided by the Company to the joint venture. The loan, secured by the joint venture project, is required to be repaid subsequent to the completion of construction and stabilization of the project and is eliminated upon consolidation. Under terms defined in the joint venture agreement, after construction completion and stabilization of the development project, the Company has the ability to call, and the joint venture partner has the ability to put to the Company, subject to certain conditions, the joint venture partner’s interest in the joint venture at fair value. During the six months ended June 30, 2021, a $9 loss was attributed to the noncontrolling interests. There was no income attributed to the noncontrolling interests during the six months ended June 30, 2020.
(4) DISPOSITIONS
The Company did not sell any properties during the six months ended June 30, 2021.
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
The disposition completed during the six months ended June 30, 2020 did not qualify for discontinued operations treatment and is not considered individually significant.
As of June 30, 2021, the Company had entered into contracts to sell (i) Streets of Yorktown, an 85,200 square foot multi-tenant retail operating property located in Houston, Texas, and (ii) HQ Shopping Center, a 116,400 square foot multi-tenant retail operating property located in San Antonio, Texas. These properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended June 30, 2021, at which time depreciation and amortization were ceased. In addition, the assets and liabilities associated with these properties are separately classified as held for sale in the accompanying condensed consolidated balance sheet as of June 30, 2021. No properties qualified for held for sale accounting treatment as of December 31, 2020.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

June 30, 2021
Assets
Land, building and other improvements	$22,173
Less: accumulated depreciation	(8,778)
Net investment properties	13,395
Other assets	405
Assets associated with investment properties held for sale	$13,800

Liabilities
Other liabilities	$526
Liabilities associated with investment properties held for sale	$526
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
The following table summarizes the Company’s unvested restricted shares as of and for the six months ended June 30, 2021:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2021	685	$10.81
Shares granted (a)	608	$11.31
Shares vested	(389)	$10.27
Balance as of June 30, 2021 (b)	904	$11.38
(a)Shares granted vest over periods ranging from 0.9 years to three years in accordance with the terms of applicable award agreements.
(b)As of June 30, 2021, total unrecognized compensation expense related to unvested restricted shares was $3,661, which is expected to be amortized over a weighted average term of 1.3 years.
The following table summarizes the Company’s unvested performance restricted stock units (RSUs) as of and for the six months ended June 30, 2021:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2021	974	$12.81
RSUs granted (a)	452	$10.06
Conversion of RSUs to common stock and restricted shares (b)	(260)	$14.39
RSUs eligible for future conversion as of June 30, 2021 (c)	1,166	$11.39
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(c)As of June 30, 2021, total unrecognized compensation expense related to unvested RSUs was $7,110, which is expected to be amortized over a weighted average term of 2.1 years.
During the three months ended June 30, 2021 and 2020, the Company recorded compensation expense of $1,970 and $2,221, respectively, related to the amortization of unvested restricted shares and RSUs. During the six months ended June 30, 2021 and 2020, the Company recorded compensation expense of $4,776 and $4,454, respectively, related to the amortization of unvested restricted shares and RSUs. The total fair value of restricted shares that vested during the six months ended June 30, 2021 was $4,078. In addition, the total fair value of RSUs that converted into common stock during the six months ended June 30, 2021 was $1,002.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of June 30, 2021 and 2020, options to purchase 10 and 16 shares of common stock, respectively, remained outstanding and exercisable. The Company did not grant any options in 2021 or 2020 and no compensation expense related to stock options was recorded during the six months ended June 30, 2021 and 2020.
(6) LEASES
Leases as Lessor
Lease income related to the Company’s operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease income related to fixed and variable lease payments
Base rent (a) (b)	$87,944	$90,670	$174,018	$181,103
Percentage and specialty rent (c)	633	450	1,157	1,325
Tenant recoveries (b) (c)	24,413	23,823	50,441	49,565
Lease termination fee income (c)	759	252	1,438	376
Other lease-related income (c)	1,468	1,044	2,777	2,549
Straight-line rental income, net (d)	787	(1,284)	1,207	(943)
Other
Uncollectible lease income, net (e)	4,773	(19,495)	8,317	(20,377)
Amortization of above and below market lease intangibles and lease inducements	462	1,343	1,264	1,900
Lease income	$121,239	$96,803	$240,619	$215,498
(a)Base rent primarily consists of fixed lease payments; however, it also includes the net impact of variable lease payments related to lease concessions granted as relief due to COVID-19 in accordance with the Company’s policy elections related to the accounting treatment of such lease concessions. The impact of these lease concessions includes an increase of $905 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $2,146 and $0 for the six months ended June 30, 2021 and 2020, respectively, in base rent related to the repayment of amounts previously deferred under lease concessions that did not meet deferral accounting treatment; as a result, lease income was reduced for the deferral in previous periods, however recognized as variable lease income upon receipt of payment, partially offset by a decrease of $700 and $28 for the three months ended June 30, 2021 and 2020, respectively, and more than offset by $3,309 and $28 for the six months ended June 30, 2021 and 2020, respectively, in base rent related to executed lease concession agreements that did not meet deferral accounting treatment and for which payment has not been received. Of the aggregate $700 and $3,309 decrease from lease concession agreements, $310 and $1,585 were associated with billed base rent from prior periods for the three and six months ended June 30, 2021, respectively.
(b)Base rent and tenant recoveries are presented gross of any uncollected amounts related to cash-basis tenants. Such uncollected amounts are reflected within “Uncollectible lease income, net.”
(c)Represents lease income related to variable lease payments.
(d)Represents lease income related to fixed lease payments. Straight-line rental income, net includes changes in the reserve for straight-line receivables related to tenants accounted for on the cash basis of $484 and $(1,636) for the three months ended June 30, 2021 and 2020, respectively, and $(2,127) and $(2,671) for the six months ended June 30, 2021 and 2020, respectively.
(e)Uncollectible lease income, net includes (i) the change in reserve related to receivables associated with tenants accounted for on the cash basis of accounting, (ii) the impact of executed lease concessions that did not meet deferral accounting treatment, however, were agreed in previous periods; as a result, the impact of these anticipated concessions was included within the reserve for uncollectible lease

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
income until executed, (iii) the net change in the general reserve for those receivables that are not considered probable of collection, and (iv) the estimated impact for lease concessions that have been agreed in principle with the tenant that are not expected to meet deferral accounting treatment, however, such agreements were not executed as of period end.
In response to COVID-19 and its related impact on many of the Company’s tenants, the Company reached agreements with tenants regarding lease concessions. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. The majority of these concessions were agreed to and, in the majority of these circumstances, executed during the year ended December 31, 2020. As of June 30, 2021, the Company has agreed in principle and/or executed additional lease concessions to defer, without an extension of the lease term, $54 of previously uncollected base rent charges and to address an additional $694 of previously uncollected base rent charges through abatement, a combination of deferral and abatement or a concession with the extension of the lease term.
As of June 30, 2021, $3,771 of executed lease concessions to defer rental payment without an extension of the lease term, net of related reserves, remain outstanding within “Accounts receivable, net” in the accompanying condensed consolidated balance sheets. Further, as of June 30, 2021, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, will be received over a period of approximately six months.
(7) DEBT
The Company has the following types of indebtedness: (i) mortgages payable, (ii) unsecured notes payable, (iii) unsecured term loans and (iv) an unsecured revolving line of credit.
Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	June 30, 2021			December 31, 2020
	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$90,962	4.37%	3.5	$92,156	4.36%	4.1
Discount, net of accumulated amortization	(428)			(450)
Capitalized loan fees, net of accumulated amortization	(160)			(192)
Mortgages payable, net	$90,374			$91,514
(a)The fixed rate mortgages had interest rates ranging from 3.75% to 4.82% as of June 30, 2021 and December 31, 2020.
During the six months ended June 30, 2021, the Company made scheduled principal payments of $1,194 related to amortizing loans.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unsecured Notes Payable
The following table summarizes the Company’s unsecured notes payable:

		June 30, 2021		December 31, 2020
Unsecured Notes Payable	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.58% due 2024	June 30, 2024	$150,000	4.58%	$150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	350,000	4.00%	350,000	4.00%
Senior notes – 4.08% due 2026	September 30, 2026	100,000	4.08%	100,000	4.08%
Senior notes – 4.24% due 2028	December 28, 2028	100,000	4.24%	100,000	4.24%
Senior notes – 4.82% due 2029	June 28, 2029	100,000	4.82%	100,000	4.82%
Senior notes – 4.75% due 2030	September 15, 2030	400,000	4.75%	400,000	4.75%
		1,200,000	4.42%	1,200,000	4.42%
Discount, net of accumulated amortization		(6,044)		(6,473)
Capitalized loan fees, net of accumulated amortization		(6,912)		(7,527)
	Total	$1,187,044		$1,186,000
Unsecured Term Loans and Revolving Line of Credit
The following table summarizes the Company’s term loans and revolving line of credit:

		June 30, 2021		December 31, 2020
	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
Unsecured term loan due 2023 – fixed rate (a)	November 22, 2023	$200,000	4.10%	$200,000	4.10%
Unsecured term loan due 2024 – fixed rate (b)	July 17, 2024	120,000	2.88%	120,000	2.88%
Unsecured term loan due 2026 – fixed rate (c) (d)	July 17, 2026	150,000	3.37%	150,000	3.37%
Subtotal		470,000		470,000
Capitalized loan fees, net of accumulated amortization		(2,105)		(2,441)
Term loans, net		$467,895		$467,559

Unsecured credit facility revolving line of credit – variable rate (e)	April 22, 2022 (f)	$—	1.20%	$—	1.25%
(a)$200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of June 30, 2021 and December 31, 2020.
(b)$120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of June 30, 2021 and December 31, 2020.
(c)$150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.60% as of June 30, 2021 and December 31, 2020.
(d)Subsequent to June 30, 2021, the Company amended the pricing terms of the unsecured term loan due 2026, which will bear interest at a rate of LIBOR plus a credit spread based on a leverage grid ranging from 1.20% to 1.70%. In accordance with the amended unsecured term loan agreement, the Company may elect to convert to an investment grade pricing grid.
(e)Excludes capitalized loan fees, which are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.
(f)Subsequent to June 30, 2021, the Company entered into its sixth amended and restated unsecured credit agreement that extended the maturity date of the unsecured revolving line of credit to January 8, 2026 with the option to extend for two additional six-month periods at the Company’s election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the amended unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unsecured Credit Facility
On April 23, 2018, the Company entered into its fifth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000, consisting of an $850,000 unsecured revolving line of credit that matures on April 22, 2022 and a $250,000 unsecured term loan that was scheduled to mature on January 5, 2021 and was repaid during 2020 (Unsecured Credit Facility). The unsecured revolving line of credit is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of June 30, 2021, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the unsecured revolving line of credit as of June 30, 2021:

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
Subsequent to June 30, 2021, the Company entered into its sixth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an $850,000 unsecured revolving line of credit that will be priced on a leverage grid at a rate of LIBOR plus a credit spread.
The following table summarizes the key terms of the sixth amended and restated unsecured credit agreement:

				Leverage-Based Pricing		Investment Grade Pricing
Sixth Amended and Restated Unsecured Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$850,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%
The sixth amended and restated unsecured credit agreement has a $750,000 accordion that allows the Company, at its election, to increase the total unsecured revolving line of credit up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the amended unsecured credit agreement and (ii) the Company’s ability to obtain additional lender commitments. The sixth amended and restated unsecured credit agreement also includes a sustainability metric based on targeted greenhouse gas emission reductions, which permits the Company to reduce the applicable grid-based spread by one basis point annually upon attainment.
Unsecured Term Loans
As of June 30, 2021, the Company has the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024) and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026), each of which bears interest at a rate of LIBOR plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on the Company’s leverage, as calculated at the previous quarter end, and the Company has the option to make an irrevocable election to convert to an investment grade pricing grid. As of June 30, 2021, making such an election would not have changed the interest rate for the Term Loan Due 2023 and would have resulted in higher interest rates for the Term Loan Due 2024 and Term Loan Due 2026 and, as such, the Company has not made the election to convert to an investment grade pricing grid.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the key terms of the unsecured term loans as of June 30, 2021:

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
Subsequent to June 30, 2021, the Company amended the pricing terms of the Term Loan Due 2026 as follows:

Term Loan Due 2026	Maturity Date	Leverage-Based Pricing Credit Spread			Investment Grade Pricing Credit Spread
$150,000 unsecured term loan due 2026	7/17/2026	1.20%	–	1.70%	0.75%	–	1.60%
The amendment to the Term Loan Due 2026 also includes a sustainability metric based on targeted greenhouse gas emission reductions, which permits the Company to reduce the applicable grid-based spread on the Term Loan Due 2026 by one basis point annually upon attainment.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of the Company’s indebtedness as of June 30, 2021 for the remainder of 2021, each of the next four years and thereafter, and the weighted average interest rates by year.

	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,215	$26,641	$31,758	$1,737	$1,809	$27,802	$90,962
Fixed rate term loans (b)	—	—	200,000	120,000	—	150,000	470,000
Unsecured notes payable (c)	—	—	—	150,000	350,000	700,000	1,200,000
Total fixed rate debt	1,215	26,641	231,758	271,737	351,809	877,802	1,760,962

Variable rate debt:
Variable rate revolving line of credit (d)	—	—	—	—	—	—	—
Total debt (e)	$1,215	$26,641	$231,758	$271,737	$351,809	$877,802	$1,760,962

Weighted average interest rate on debt:
Fixed rate debt	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
Variable rate debt (f)	—	1.20%	—	—	—	—	1.20%
Total	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
(a)Excludes mortgage discount of $(428) and capitalized loan fees of $(160), net of accumulated amortization, as of June 30, 2021.
(b)Excludes capitalized loan fees of $(2,105), net of accumulated amortization, as of June 30, 2021. The following variable rate term loans have been swapped to fixed rate debt: (i) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (ii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iii) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of June 30, 2021, the applicable credit spread for (i) 1.25%, for (ii) was 1.20% and for (iii) was 1.60%.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(c)Excludes discount of $(6,044) and capitalized loan fees of $(6,912), net of accumulated amortization, as of June 30, 2021.
(d)Subsequent to June 30, 2021, the Company entered into its sixth amended and restated unsecured credit agreement that extended the maturity date of the unsecured revolving line of credit to January 8, 2026.
(e)The weighted average years to maturity of consolidated indebtedness was 5.4 years as of June 30, 2021.
(f)Represents interest rate as of June 30, 2021, however, the revolving line of credit was not drawn as of June 30, 2021.
The Company’s unsecured debt agreements, consisting of the (i) unsecured credit agreement, as amended, governing the Unsecured Credit Facility, (ii) term loan agreement, as amended, governing the Term Loan Due 2023, (iii) term loan agreement, as amended, governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.58% senior unsecured notes due 2024 (Notes Due 2024), (v) indenture, as supplemented, governing the 4.00% senior unsecured notes due 2025 (Notes Due 2025), (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029) and (viii) indenture, as supplemented, governing the 4.75% senior unsecured notes due 2030 (Notes Due 2030), contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) a minimum debt service coverage ratio; and (vi) a minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in their calculations are based on the most recent four fiscal quarters of activity. As of June 30, 2021, the Company believes it was in compliance with the financial covenants and default provisions under the unsecured debt agreements.
The Company plans on addressing its debt maturities, subject to the restrictions set forth in the Merger Agreement, through a combination of (i) cash flows generated from operations, (ii) working capital, (iii) capital markets transactions and (iv) its unsecured revolving line of credit.
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
As of June 30, 2021, the Company has eight interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded within “Accumulated other comprehensive loss” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $9,789 will be reclassified as an increase to interest expense.
The following table summarizes the Company’s interest rate swaps as of June 30, 2021, which effectively convert one-month floating rate LIBOR to a fixed rate:

Number of Instruments	Effective Date	Aggregate Notional	Fixed Interest Rate	Maturity Date
Two	November 23, 2018	$200,000	2.85%	November 22, 2023
Three	August 15, 2019	$120,000	1.68%	July 17, 2024
Three	August 15, 2019	$150,000	1.77%	July 17, 2026
The Company previously had three interest rate swaps with notional amounts totaling $250,000 and a maturity date of January 5, 2021 that were terminated during 2020 in conjunction with the repayment of the Company’s $250,000 unsecured term loan due 2021. At termination, these interest rate swaps were in a liability position and had a fair value of $1,699. The associated other comprehensive income was amortized into expense through the original maturity date. As a result, the Company recognized $64 of interest expense, which is included within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss), in connection with the termination of these swaps during the six months ended June 30, 2021.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate swaps	8	8	$470,000	$470,000
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the accompanying condensed consolidated balance sheets. The valuation techniques used are described in Note 12 to the condensed consolidated financial statements.

	Fair Value
	June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$22,827	$31,666
The following table presents the effect of the Company’s derivative financial instruments on the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss (Gain) Recognized in Other Comprehensive Income on Derivative		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income	Amount of Loss Reclassified from AOCI into Income		Total Interest Expense Presented in the Statements of Operations in which the Effects of Cash Flow Hedges are Recorded
	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
2021	$1,717	$(3,889)	Interest expense	$2,501	$5,014	$18,776	$37,528
2020	$2,301	$30,954	Interest expense	$2,995	$4,066	$19,360	$36,406
(9) EQUITY
The Company has an existing common stock repurchase program under which it may repurchase, from time to time, up to a maximum of $500,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. The Company did not repurchase any shares during the six months ended June 30, 2021 and 2020. As of June 30, 2021, $189,105 remained available for repurchases of shares of the Company’s common stock under its common stock repurchase program. Subsequent to June 30, 2021, in connection with the Merger Agreement, the Company suspended its common stock repurchase program.
On April 1, 2021, the Company established an at-the-market (ATM) equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include funding acquisitions and redevelopment activities and repaying debt. The Company did not sell any shares under its ATM equity program during the six months ended June 30, 2021. As of June 30, 2021, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program. Subsequent to June 30, 2021, in connection with the Merger Agreement, the Company suspended its ATM equity program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10) EARNINGS PER SHARE
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Numerator:
Net income (loss)	$15,387		$(7,347)		$20,100		$15,010
Net loss attributable to noncontrolling interests	9		—		9		—
Net income (loss) attributable to common shareholders	15,396		(7,347)		20,109		15,010
Earnings allocated to unvested restricted shares	(69)		(135)		(119)		(244)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$15,327		$(7,482)		$19,990		$14,766

Denominator:
Denominator for earnings (loss) per common share – basic:
Weighted average number of common shares outstanding	213,813	(a)	213,337	(b)	213,732	(a)	213,276	(b)
Effect of dilutive securities:
Stock options	—	(c)	—	(c)	—	(c)	—	(c)
RSUs	256	(d)	—	(e)	477	(d)	—	(e)
Denominator for earnings (loss) per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	214,069		213,337		214,209		213,276
(a)Excludes 904 shares of unvested restricted common stock as of June 30, 2021, which equate to 939 and 909 shares for the three and six months ended June 30, 2021, respectively, on a weighted average basis. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.
(b)Excludes 868 shares of unvested restricted common stock as of June 30, 2020, which equate to 825 and 751 shares for the three and six months ended June 30, 2020, respectively, on a weighted average basis. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.
(c)There were outstanding options to purchase 10 and 16 shares of common stock as of June 30, 2021 and 2020, respectively, at a weighted average exercise price of $15.12 and $15.87, respectively. Of these totals, outstanding options to purchase 10 and 16 shares of common stock as of June 30, 2021 and 2020, respectively, at a weighted average exercise price of $15.12 and $15.87, respectively, have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.
(d)As of June 30, 2021, there were 1,166 RSUs eligible for future conversion upon completion of the performance periods (see Note 5 to the condensed consolidated financial statements), which equate to 1,166 and 1,162 RSUs for the three and six months ended June 30, 2021, respectively, on a weighted average basis. These contingently issuable shares are a component of calculating diluted EPS.
(e)As of June 30, 2020, there were 974 RSUs eligible for future conversion upon completion of the performance periods, which equate to 974 and 971 RSUs for the three and six months ended June 30, 2020, respectively, on a weighted average basis. These contingently issuable shares have been excluded from the common shares used in calculating diluted EPS as including them would be anti-dilutive.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11) PROVISION FOR IMPAIRMENT OF INVESTMENT PROPERTIES
As of June 30, 2021 and 2020, the Company identified indicators of impairment at certain of its properties and took into consideration the most current information available and expectations at the time of the assessment. Such indicators included a low occupancy rate, expected sustained difficulty in leasing space and related cost of re-leasing, significant exposure to financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Number of properties for which indicators of impairment were identified	6	2
Less: number of properties for which an impairment charge was recorded	—	—
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	2	—
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	4	2

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (a)	172%	166%
(a)Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company did not record any investment property impairment charges during the six months ended June 30, 2021.
The Company recorded the following investment property impairment charge during the six months ended June 30, 2020:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
King Philip’s Crossing (a)	Multi-tenant retail	February 13, 2020	105,900	$346
				$346
	Estimated fair value of impaired property as of impairment date			$11,644
(a)The Company recorded an impairment charge on December 31, 2019 based upon the terms and conditions of an executed sales contract. This property was sold on February 13, 2020, at which time additional impairment was recognized pursuant to the terms and conditions of an executed sales contract.
The extent to which COVID-19 impacts the Company and its tenants will depend, in part, on future developments, which are highly uncertain. If the effects of COVID-19 cause economic and market conditions to deteriorate, which, consequently, result in deterioration of operating conditions, and/or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry, or changes in the Company’s long-term hold strategies could change in future periods. The Company will continue to monitor circumstances and events in future periods and can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$90,374	$91,982	$91,514	$93,664
Unsecured notes payable, net	$1,187,044	$1,295,501	$1,186,000	$1,253,928
Unsecured term loans, net	$467,895	$470,238	$467,559	$464,072
Unsecured revolving line of credit	$—	$—	$—	$—
Derivative liability	$22,827	$22,827	$31,666	$31,666
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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2021
Derivative liability	$—	$22,827	$—	$22,827

December 31, 2020
Derivative liability	$—	$31,666	$—	$31,666
Derivatives:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis uses observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Nonrecurring Fair Value Measurements
The Company did not remeasure any assets to fair value on a nonrecurring basis as of June 30, 2021. The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2020, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to a properties remeasured to fair value as a result of impairment charges recorded during the year ended December 31, 2020, except for those properties sold prior to December 31, 2020. Methods and assumptions used to estimate the fair value of this asset is described after the table.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2021
Mortgages payable, net	$—	$—	$91,982	$91,982
Unsecured notes payable, net	$817,633	$—	$477,868	$1,295,501
Unsecured term loans, net	$—	$—	$470,238	$470,238
Unsecured revolving line of credit	$—	$—	$—	$—

December 31, 2020
Mortgages payable, net	$—	$—	$93,664	$93,664
Unsecured notes payable, net	$790,379	$—	$463,549	$1,253,928
Unsecured term loans, net	$—	$—	$464,072	$464,072
Unsecured revolving line of credit	$—	$—	$—	$—
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

	June 30, 2021	December 31, 2020
Mortgages payable, net – range of discount rates used	3.2% to 4.4%	3.5% to 4.2%
Unsecured notes payable, net – weighted average discount rate used	3.14%	3.84%
Unsecured term loans, net – weighted average credit spread portion of discount rate used	1.33%	1.71%
Unsecured revolving line of credit – credit spread portion of discount rate used	1.10%	1.68%
There were no transfers between the levels of the fair value hierarchy during the six months ended June 30, 2021 and the year ended December 31, 2020.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13) COMMITMENTS AND CONTINGENCIES
As of June 30, 2021, the Company had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of its properties and reduce the available borrowings on its unsecured revolving line of credit.
The following table summarizes the Company’s active expansion and redevelopment projects as of June 30, 2021:

		Estimated Net Investment		Net Investment as of June 30, 2021
Project Name	MSA	Low	High
Circle East (a)	Baltimore	$46,000	$48,000	$28,929
One Loudoun Downtown – Pads G & H (b)	Washington, D.C.	$125,000	$135,000	$95,546
The Shoppes at Quarterfield	Baltimore	$9,700	$10,700	$4,266
Southlake Town Square – Pad	Dallas	$2,000	$2,500	$2,154
(a)Investment amounts are net of proceeds of $11,820 received from the sale of air rights.
(b)Investment amounts are net of expected contributions from the Company’s joint venture partner.
(14) LITIGATION
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the Company’s condensed consolidated financial statements. During the six months ended June 30, 2020, the Company entered into a settlement agreement related to litigation with a former tenant and received $6,100 in proceeds.
(15) SUBSEQUENT EVENTS
Subsequent to June 30, 2021, the Company:
•entered into its sixth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an $850,000 unsecured revolving line of credit and amended the pricing terms of the Term Loan Due 2026. See Note 7 to the condensed consolidated financial statements for further details;
•closed on the acquisition of Arcadia Village, a 37,000 square foot multi-tenant retail operating property located in Phoenix, Arizona, for a gross purchase price of $21,000;
•paid the cash dividend for the second quarter of 2021 of $0.075 per share on its outstanding Class A common stock, which was paid on July 9, 2021 to Class A common shareholders of record at the close of business on June 25, 2021; and
•declared the cash dividend for the third quarter of 2021 of $0.075 per share on its outstanding Class A common stock, which will be paid on October 8, 2021 to Class A common shareholders of record at the close of business on October 1, 2021.
Proposed Merger with Kite Realty Group Trust
On July 18, 2021, the Company entered into a definitive Merger Agreement with Kite and Merger Sub. Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub surviving the Merger. At the Effective Time, each share of Class A common stock of the Company issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.623 common shares of Kite, plus the right, if any, to receive cash in lieu of fractional common shares of Kite. During the period from the date of the Merger Agreement until the completion of the Merger, the Company is subject to certain restrictions on its ability to engage with third parties regarding alternative acquisition proposals and on the conduct of the Company’s business.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The board of directors of the Company and the board of trustees of Kite each have unanimously approved the transaction. The closing of the Merger is expected to occur in the fourth quarter of 2021, subject to the satisfaction of certain closing conditions, including the approval of both Kite and the Company’s shareholders. There can be no assurance that the Merger will be completed on the terms or timeline currently contemplated or at all.
In connection with the Merger Agreement, the Company suspended its common stock repurchase program and ATM equity program.

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
•risks associated with the Merger (defined below), including our ability to consummate the Merger on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties relating to securing the necessary shareholder approvals and satisfaction of other closing conditions to consummate the Merger and the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (defined below);
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
Proposed Merger with Kite Realty Group Trust
On July 18, 2021, we entered into a definitive Agreement and Plan of Merger (Merger Agreement) with Kite Realty Group Trust (Kite) and KRG Oak, LLC, a wholly owned subsidiary of Kite (Merger Sub). Upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Merger Sub, with Merger Sub surviving the merger (Merger). Immediately following the closing of the Merger, Merger Sub will merge with and into Kite Realty Group, L.P., the operating partnership of Kite with Kite Realty Group, L.P. surviving such merger, so that all of the assets of Kite are owned at or below the operating partnership level. At the effective time of the Merger (Effective Time), each share of our Class A common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.623 common shares of Kite, plus the right, if any, to receive cash in lieu of fractional common shares of Kite. During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business.
Our board of directors and the board of trustees of Kite each have unanimously approved the transaction. The closing of the Merger is expected to occur in the fourth quarter of 2021, subject to the satisfaction of certain closing conditions, including the approval of both Kite and our shareholders. There can be no assurance that the Merger will be completed on the terms or timeline currently contemplated or at all.

Impact of the COVID-19 Pandemic
The global outbreak of COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy, including the retail sector within the U.S. Additionally, the COVID-19 pandemic has had, and could continue to have, a significant adverse impact on the underlying industries of many of our tenants. As a result of the pandemic and the measures implemented to control the spread of COVID-19, our tenants and their operations, and their ability to pay rent in full, on time or at all, have been, and may continue to be, adversely impacted due to restrictions placed on their operations. While many U.S. states and cities have eased or lifted such restrictions, revocation of restrictions, including the impact on and of consumer behavior, all of which vary by geography, could impact our business and such impacts may be significant and materially adverse to us. While we have been negatively impacted by the COVID-19 pandemic, including a decline in our retail portfolio occupancy of 230 basis points from 94.1% as of March 31, 2020 to 91.8% as of June 30, 2021 and a 4.2% decrease in annualized base rent (ABR) within our retail operating portfolio from $366,285 at March 31, 2020 to $350,823 at June 30, 2021, we also note recent positive trends, including continued improvement in base rent collection since the start of the pandemic, positive blended re-leasing spreads throughout the pandemic and increased leasing demand over the previous three quarters. However, due to numerous uncertainties, it is not possible to accurately predict the ultimate impact the pandemic will have on our financial condition, results of operations and cash flows and we continue to closely monitor the impact of the pandemic on all aspects of our business.
In response to COVID-19 and its related impact on many of our tenants, we reached agreements with tenants regarding lease concessions. The majority of the amounts addressed by the lease concessions are base rent, although certain concessions also address tenant recoveries and other charges. The majority of these concessions were agreed to and, in the majority of these circumstances, executed during the year ended December 31, 2020. As of June 30, 2021, we have agreed in principle and/or executed additional lease concessions to defer, without an extension of the lease term, $54 of previously uncollected base rent charges and to address an additional $694 of previously uncollected base rent charges through abatement, a combination of deferral and abatement or a concession with the extension of the lease term.
As of July 26, 2021, we have collected 98% and 97% of base rent charges related to the three months ended June 30, 2021 and March 31, 2021, respectively, and have executed lease concession agreements to address an additional 0.45% and 1.6% of base rent related to the three months ended June 30, 2021 and March 31, 2021, respectively. Uncollected billed base rent related to tenants who have declared bankruptcy represents 0.0% for both the three months ended June 30, 2021 and March 31, 2021. As of July 26, 2021, we have collected 84%, 92%, 96% and 97% of billed base rent charges related to the three months ended June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021, respectively, as compared to 81%, 89%, 95% and 96% as of April 26, 2021, respectively.
As of June 30, 2021, we have collected 95% of the base rent charges that had previously been deferred under executed lease concession agreements and were due to be paid during the three months ended June 30, 2021. As of June 30, 2021, the amounts that have been deferred to future periods under executed lease concessions, on a weighted average basis, are expected to be received over a period of approximately six months. While we have reached agreement with the majority of tenants that have requested lease concessions as a result of COVID-19, we can provide no assurances whether certain tenants may request additional concessions in the future. As of June 30, 2021, all of our properties were open for the benefit of the communities and customers that our tenants serve.

The following ABR information is based on ABR of leases in our retail operating portfolio that were in effect as of June 30, 2021, and is being provided to assist with analysis of the actual and potential impact of COVID-19. The information may not be indicative of collection and lease concession activity in future periods. The classification of tenant type, including the classification between essential and non-essential, is based on management’s understanding of the tenant’s operations and may not be comparative to similarly titled classifications by other companies.

Billed Base Rent Collections as of July 26, 2021
Resiliency Category/Tenant Type	6/30/2021 ABR	% of 6/30/2021 ABR	Q2 2021 Billed Base Rent Collected
Essential	$113,026	32%	100%
Office	23,042	7%	98%
Non-Essential	158,182	45%	97%
Restaurants
Restaurants – Full Service	29,120	8%	99%
Restaurants – Quick Service	27,453	8%	97%
Total Restaurants	56,573	16%	98%

Total Retail Operating Portfolio – Billed base rent collected	$350,823	100%	98%
Addressed through executed lease amendments			0%	(a)
Total Retail Operating Portfolio – Billed base rent addressed			98%
(a)We have executed lease amendments to address an additional 0.45% of billed base rent related to the second quarter of 2021 through deferrals, abatements, combinations and/or modifications.
Executive Summary
Retail Properties of America, Inc. (we, our, us) is a REIT that owns and operates high quality, strategically located open-air shopping centers, including properties with a mixed-use component. As of June 30, 2021, we owned 100 retail operating properties in the United States representing 19,726,000 square feet of gross leasable area (GLA) and had four expansion and redevelopment projects. Our retail operating portfolio includes (i) neighborhood and community centers, (ii) power centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our portfolio as of June 30, 2021:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail operating portfolio
Multi-tenant retail:
Neighborhood and community centers	62	10,336	92.6%	93.6%
Power centers	21	4,668	94.5%	95.3%
Lifestyle centers and mixed-use properties (b)	15	4,461	86.7%	90.7%
Total multi-tenant retail	98	19,465	91.7%	93.3%
Single-user retail	2	261	100.0%	100.0%
Total retail operating properties	100	19,726	91.8%	93.4%
Expansion and redevelopment projects:
Circle East	1
One Loudoun Downtown – Pads G & H (c)	—
Carillon	1
The Shoppes at Quarterfield	1
Total number of properties (d)	103
(a)Includes leases signed but not commenced.

(b)Excludes the following multi-family rental units as of June 30, 2021:

Property	Number of Units	Average Monthly Rent per Occupied Unit	Occupancy	Percent Leased Including Leases Signed
One Loudoun Downtown – Pad G	99	$2,341	38.3%	63.6%
Plaza del Lago	18	$1,378	88.9%	94.4%
(c)The operating portion of this property is included in the property count of lifestyle centers and mixed-use properties within our retail operating portfolio.
(d)Excludes two multi-tenant retail operating properties classified as held for sale as of June 30, 2021.
We are a prominent owner of multi-tenant retail properties, many with a mixed-use component, primarily located in the following markets: Dallas, Washington, D.C./Baltimore, New York, Chicago, Seattle, Atlanta, Houston, San Antonio, Phoenix and Austin. Since our inaugural investor day in 2013, we have:
•improved our retail ABR by 34% to $19.37 per square foot as of June 30, 2021 from $14.46 per square foot as of March 31, 2013;
•increased our concentration in lifestyle and mixed-use properties based on multi-tenant retail ABR by 1,700 basis points to 33% as of June 30, 2021 from 16% as of March 31, 2013;
•reduced our top 20 retail tenant concentration of total ABR by 1,070 basis points to 27.2% as of June 30, 2021 from 37.9% as of March 31, 2013; and
•reduced our indebtedness by 32% to $1,760,962 as of June 30, 2021 from $2,601,912 as of March 31, 2013.
Additionally, as of June 30, 2021, approximately 88.2% of our multi-tenant retail ABR was generated in the top 25 metropolitan statistical areas (MSAs), as determined by the United States Census Bureau and ranked based on the most recently available population estimates.
We are focused on optimizing our tenancy, asset level configurations and merchandising through accretive leasing activity and growth-producing mixed-use expansion and redevelopment projects. For the six months ended June 30, 2021, we achieved a blended re-leasing spread of positive 5.3%, consisting of comparable cash leasing spreads of 15.2% on new leases and 2.9% on renewal leases. During this period, we achieved average annual contractual rent increases on comparable signed new leases of approximately 170 basis points. As of June 30, 2021, we have $12,754 of ABR related to 616 square feet of GLA pertaining to 2021 lease expirations and $8,342 of ABR related to 317 square feet of GLA pertaining to leases signed but not yet commenced.
Our active expansion and redevelopment projects consist of approximately $183,000 to $196,000 of expected investment through 2022, equivalent to approximately 6% of the net book value of our investment properties as of June 30, 2021. These predominantly mixed-use-focused projects include the redevelopment at Circle East, the expansion projects of Pads G & H at One Loudoun Downtown and site and building reconfiguration at The Shoppes at Quarterfield as well as the vacant pad development at Southlake Town Square. Our current portfolio of assets contains numerous additional projects in the longer-term pipeline, including, among others, redevelopment at Carillon, additional pad developments at One Loudoun Downtown, pad developments and expansions at Main Street Promenade and Downtown Crown, and future projects at Merrifield Town Center, Tysons Corner, Southlake Town Square, Lakewood Towne Center and One Loudoun Uptown.
Company Highlights — Six Months Ended June 30, 2021
Developments in Progress
During the six months ended June 30, 2021, we:
•invested $29,943 in our expansion and redevelopment projects at Circle East, One Loudoun Downtown, The Shoppes at Quarterfield and Southlake Town Square. We expect the majority of our additional 2021 project spend will be for the One Loudoun Downtown project;

•placed portions of Circle East and The Shoppes at Quarterfield in service and reclassified the related costs from “Developments in progress” into “Land” and “Building and other improvements” in the accompanying condensed consolidated balance sheets; and
•placed the 99 multi-family rental units at One Loudoun Downtown – Pad G in service and reclassified the related costs from “Developments in progress” into “Land” and “Building and other improvements” in the accompanying condensed consolidated balance sheets.
The following table summarizes the carrying amount of our developments in progress as of June 30, 2021 and December 31, 2020:

Property Name	MSA	June 30, 2021	December 31, 2020
Expansion and redevelopment projects
Circle East	Baltimore	$34,336	$38,180
One Loudoun Downtown	Washington, D.C.	86,030	89,103
Carillon (a)	Washington, D.C.	33,660	33,463
The Shoppes at Quarterfield	Baltimore	1,349	865
Pad development projects
Southlake Town Square	Dallas	2,154	1,495
		157,529	163,106
Land held for future development
One Loudoun Uptown	Washington, D.C.	25,450	25,450
Total developments in progress		$182,979	$188,556
(a)In response to macroeconomic conditions due to the COVID-19 pandemic, we halted plans for vertical construction at the redevelopment during 2020. During the three months ended June 30, 2021, we announced plans to commence construction on a medical office building at Carillon in the second half of 2021.
Acquisitions
We did not acquire any properties during the six months ended June 30, 2021.
Subsequent to June 30, 2021, we acquired Arcadia Village, a 37,000 square foot multi-tenant retail operating property located in the Phoenix MSA, for a gross purchase price of $21,000.
Dispositions
We did not sell any properties during the six months ended June 30, 2021.

Market Summary
The following table summarizes our retail operating portfolio by market as of June 30, 2021. Square feet of GLA is presented in thousands.

Property Type/Market	Number of Properties	ABR (a)	% of Total Multi-Tenant Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA (a)	% of Total Multi-Tenant Retail GLA (a)	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Top 25 MSAs (b)
Dallas	19	$79,019	22.9%	$23.05	3,943	20.3%	86.9%	89.8%
New York	9	36,515	10.6%	30.10	1,292	6.6%	93.9%	96.4%
Washington, D.C.	8	36,378	10.5%	28.86	1,388	7.1%	90.8%	92.6%
Chicago	8	27,468	8.0%	23.61	1,358	7.0%	85.7%	87.2%
Seattle	9	23,767	6.9%	16.53	1,516	7.8%	94.8%	95.9%
Baltimore	4	23,122	6.7%	16.09	1,543	7.9%	93.2%	93.6%
Atlanta	9	20,914	6.1%	14.15	1,513	7.8%	97.7%	98.8%
Houston	8	13,488	3.9%	13.58	1,056	5.4%	94.1%	94.6%
San Antonio	2	10,965	3.2%	18.75	605	3.1%	96.7%	96.7%
Phoenix	3	10,404	3.0%	17.75	632	3.3%	92.8%	95.5%
Los Angeles	1	6,715	1.9%	17.70	395	2.0%	96.1%	98.8%
Riverside	1	4,796	1.4%	16.40	292	1.5%	100.0%	100.0%
Charlotte	1	4,181	1.2%	13.97	319	1.6%	93.7%	97.5%
St. Louis	1	4,073	1.2%	9.74	453	2.3%	92.3%	92.3%
Tampa	1	2,339	0.7%	19.19	126	0.7%	97.0%	97.0%
Subtotal	84	304,144	88.2%	20.15	16,431	84.4%	91.9%	93.5%

Non-Top 25 MSAs (b)	14	40,815	11.8%	14.80	3,034	15.6%	90.9%	92.3%

Total Multi-Tenant Retail	98	344,959	100.0%	19.32	19,465	100.0%	91.7%	93.3%

Single-User Retail	2	5,864		22.49	261		100.0%	100.0%

Total Retail Operating Portfolio (c)	100	$350,823		$19.37	19,726		91.8%	93.4%
(a)Excludes $2,791 of multi-tenant retail ABR and 178 square feet of multi-tenant retail GLA attributable to Circle East and The Shoppes at Quarterfield, located in the Baltimore MSA, and Carillon, located in the Washington, D.C. MSA, all three of which are in redevelopment. Including these amounts, 88.3% of our multi-tenant retail ABR and 84.6% of our multi-tenant retail GLA is located in the top 25 MSAs.
(b)Top 25 MSAs are determined by the United States Census Bureau and ranked based on the most recently available population estimates.
(c)Excludes two multi-tenant retail operating properties classified as held for sale as of June 30, 2021 and the following multi-family rental units as of June 30, 2021:

Market	Number of Units	Average Monthly Rent per Occupied Unit	Occupancy	% Leased Including Signed
Washington, D.C.	99	$2.341	38.3%	63.6%
Chicago	18	$1.378	88.9%	94.4%

Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio and our active expansion and redevelopment projects during the six months ended June 30, 2021. New leases with terms of less than 12 months and renewal leases that extend the lease term by less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF (b)
Comparable Renewal Leases	119	898	$19.44	$18.90	2.9%	5.1	$2.34
Comparable New Leases	33	184	$26.01	$22.57	15.2%	9.6	$43.54
Non-Comparable New and Renewal Leases (c)	74	509	$18.39	N/A	N/A	6.7	$15.05
Total	226	1,591	$20.56	$19.52	5.3%	6.2	$11.11
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
Subject to the applicable restrictions contained in the Merger Agreement, our near-term leasing efforts are primarily focused on (i) vacant anchor and small shop space, (ii) upcoming lease expirations and (iii) spaces within our expansion and redevelopment projects. Through these collective efforts, we look to situationally focus on stability and tenancy, and to optimize the mix of operators and unique retailers at our properties. As of June 30, 2021, we have $12,754 of ABR related to 616 square feet of GLA pertaining to 2021 lease expirations and $8,342 of ABR related to 317 square feet of GLA pertaining to leases signed but not commenced.
Capital Markets
During the six months ended June 30, 2021, we made scheduled principal payments of $1,194 related to amortizing loans.
Subsequent to June 30, 2021, we entered into our sixth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an $850,000 unsecured revolving line of credit and amended the pricing terms of the seven-year $150,000 unsecured term loan (Term Loan Due 2026).
Distributions
We declared quarterly distributions totaling $0.145 per share of common stock during the six months ended June 30, 2021 comprised of the first quarter 2021 distribution of $0.07 per share and the second quarter 2021 distribution of $0.075 per share. During the six months ended June 30, 2021, we paid the fourth quarter 2020 distribution of $0.06 per share in January 2021 and the first quarter 2021 distribution $0.07 per share in April 2021.

Results of Operations
Comparison of Results for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
Revenues:
Lease income	$121,239	$96,803	$24,436

Expenses:
Operating expenses	17,180	14,843	2,337
Real estate taxes	17,799	17,916	(117)
Depreciation and amortization	41,815	43,755	(1,940)
General and administrative expenses	10,374	8,491	1,883
Total expenses	87,168	85,005	2,163

Other (expense) income:
Interest expense	(18,776)	(19,360)	584
Other income, net	92	215	(123)
Net income (loss)	15,387	(7,347)	22,734
Net loss attributable to noncontrolling interests	9	—	9
Net income (loss) attributable to common shareholders	$15,396	$(7,347)	$22,743
Net income (loss) attributable to common shareholders was $15,396 for the three months ended June 30, 2021 compared to $(7,347) for the three months ended June 30, 2020. The $22,743 increase was primarily due to the following:
•a $24,436 increase in lease income largely due to the impact of COVID-19 and related accounting for lease concession agreements and primarily consisting of:
•a $24,268 decrease in reserve for uncollectible lease income primarily due to the significant impact from the COVID-19 pandemic in the comparison period whereby uncollectible lease income, net was $(19,495), and due to the current period impacts from the following: (i) collection of amounts related to previous periods from tenants accounted for on the cash basis of accounting, (ii) the execution of lease concessions that did not meet deferral accounting treatment, however, were agreed in previous periods; as a result, the impact of these concessions was included within the reserve for uncollectible lease income until executed, and (iii) a decrease in the general reserve due to collections from accrual-basis tenants, partially offset by (iv) the uncollected portion of current period charges related to cash-basis tenants and (v) the impact of lease concessions we have agreed in principle as of June 30, 2021 that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of June 30, 2021; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed; and
•a $2,071 increase in straight-line rental income primarily due to a net reduction in the number of tenants accounted for on the cash basis of accounting. The impact of COVID-19 in the comparison period resulted in the negative straight-line rental income of $(1,284) in 2020 from moving tenants to the cash basis of accounting compared to an increase in straight-line rental income of $787 in 2021 driven by the reduction in tenants accounted for on the cash basis of accounting;
partially offset by
•a $2,726 decrease in base rent primarily from our same store portfolio; and
•a $1,940 decrease in depreciation and amortization primarily due to a decrease in asset write-offs as a result of tenant move-outs during the three months ended June 30, 2021 compared to the three months ended June 30, 2020;

partially offset by
•a $2,337 increase in operating expenses primarily due to lower recoverable property operating expenses in 2020 resulting from the impact of COVID-19 as well as an increase in expenses incurred in 2021 related to the Texas winter storm.
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
Same store portfolio
For the three and six months ended June 30, 2021, our same store portfolio consisted of 100 retail operating properties acquired or placed in service and stabilized prior to January 1, 2020. The number of properties in our same store portfolio decreased to 100 as of June 30, 2021 from 102 as of March 31, 2021 as a result of the removal of two same store investment properties classified as held for sale as of June 30, 2021.
The properties and financial results reported in “Other investment properties” primarily include the following:
•properties acquired or placed in service and stabilized during 2020 and 2021;
•the multi-family rental units at Plaza del Lago and One Loudoun Downtown – Pad G;
•Circle East, which is in active redevelopment;
•One Loudoun Downtown – Pads G & H, which are in active development;
•Carillon, a redevelopment project where we halted plans for vertical construction during 2020 in response to macroeconomic conditions due to the impact of the COVID-19 pandemic. During the three months ended June 30, 2021, we announced plans to commence construction on a medical office building at Carillon in the second half of 2021;
•The Shoppes at Quarterfield, which is in active redevelopment;
•land held for future development;
•investment properties that were sold or classified as held for sale during 2020 and 2021;
•the net income from our wholly owned captive insurance company; and
•noncontrolling interests.

The following tables present a reconciliation of net income (loss) attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
Net income (loss) attributable to common shareholders	$15,396	$(7,347)	$22,743
Adjustments to reconcile to Same Store NOI:
Net loss attributable to noncontrolling interests	(9)	—	(9)
Depreciation and amortization	41,815	43,755	(1,940)
General and administrative expenses	10,374	8,491	1,883
Interest expense	18,776	19,360	(584)
Straight-line rental income, net	(787)	1,284	(2,071)
Amortization of acquired above and below market lease intangibles, net	(1,009)	(1,796)	787
Amortization of lease inducements	547	453	94
Lease termination fees, net	(759)	(252)	(507)
Non-cash ground rent expense, net	212	212	—
Other income, net	(92)	(215)	123
NOI	84,464	63,945	20,519
NOI from Other Investment Properties	(1,927)	(1,742)	(185)
Same Store NOI	$82,537	$62,203	$20,334

	Three Months Ended June 30,
	2021	2020	Change
Same Store NOI:
Base rent	$86,107	$88,755	$(2,648)
Percentage and specialty rent	644	448	196
Tenant recoveries	23,713	23,558	155
Other lease-related income	1,319	1,050	269
Uncollectible lease income, net	4,269	(19,344)	23,613
Property operating expenses	(16,361)	(14,639)	(1,722)
Real estate taxes	(17,154)	(17,625)	471
Same Store NOI	$82,537	$62,203	$20,334
Same Store NOI increased $20,334, or 32.7%, primarily due to the following:
•a $23,613 decrease in reserve for uncollectible lease income primarily due to the significant impact from the COVID-19 pandemic in the comparison period whereby uncollectible lease income, net was $(19,344), and due to the current period impacts from the following: (i) collection of amounts related to previous periods from tenants accounted for on the cash basis of accounting, (ii) the execution of lease concessions that did not meet deferral accounting treatment, however, were agreed in previous periods; as a result, the impact of these concessions was included within the reserve for uncollectible lease income until executed, and (iii) a decrease in the general reserve due to collections from accrual-basis tenants, partially offset by (iv) the uncollected portion of current period charges related to cash-basis tenants and (v) the impact of lease concessions we have agreed in principle as of June 30, 2021 that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of June 30, 2021; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed;
partially offset by
•a $2,648 decrease in base rent primarily as a result of (i) a $3,013 decrease from occupancy declines, (ii) a $672 decrease from lease concession agreements that do not meet deferral accounting treatment, partially offset by (iii) $787 related to the recognition of amounts previously deferred under lease concessions that did not meet deferral accounting treatment, and (iv) an increase of $461 from contractual rent changes. Of the aggregate $672 decrease from lease concession agreements, $310 was associated with billed base rent from prior periods; and
•a $1,096 increase in property operating expenses and real estate taxes, net of tenant recoveries, primarily due to (i) decreases in tenant recoveries as a result of a decline in occupancy, (ii) an increase in certain recoverable property operating expenses and (iii) an increase in certain non-recoverable property operating expenses, partially offset by (iv) the positive impact from the common area maintenance reconciliation process in 2021.
Comparison of Results for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
Revenues:
Lease income	$240,619	$215,498	$25,121

Expenses:
Operating expenses	35,245	31,257	3,988
Real estate taxes	36,733	36,449	284
Depreciation and amortization	89,682	83,928	5,754
Provision for impairment of investment properties	—	346	(346)
General and administrative expenses	21,492	17,656	3,836
Total expenses	183,152	169,636	13,516

Other (expense) income:
Interest expense	(37,528)	(36,406)	(1,122)
Gain on litigation settlement	—	6,100	(6,100)
Other income (expense), net	161	(546)	707
Net income	20,100	15,010	5,090
Net loss attributable to noncontrolling interests	9	—	9
Net income attributable to common shareholders	$20,109	$15,010	$5,099
Net income attributable to common shareholders was $20,109 for the six months ended June 30, 2021 compared to $15,010 for the six months ended June 30, 2020. The $5,099 increase was primarily due to the following:
•a $25,121 increase in lease income primarily due to the impact of COVID-19 and related accounting for lease concession agreements and primarily consisting of:
•a $28,694 decrease in reserve for uncollectible lease income primarily due to the significant impact from the COVID-19 pandemic in 2020 whereby uncollectible lease income, net was $(20,377), and due to the current year impacts from the following: (i) collection of amounts related to previous periods from tenants accounted for on the cash basis of accounting, (ii) the execution of lease concessions that did not meet deferral accounting treatment, however, were agreed in previous periods; as a result, the impact of these concessions was included within the reserve for uncollectible lease income until executed, and (iii) a decrease in the general reserve due to collections from accrual-basis tenants, partially offset by (iv) the uncollected portion of current period charges related to cash-basis tenants and (v) the impact of lease concessions we have agreed in principle as of June 30, 2021 that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of June 30, 2021; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed; and
•a $2,150 increase in straight-line rental income primarily due to a net reduction in the number of tenants accounted for on the cash basis of accounting. The impact of COVID-19 in the comparison period resulted in the negative straight-line rental income of $(943) in 2020 from moving tenants to the cash basis of accounting compared to an increase in straight-line rental income of $1,207 in 2021 driven by the reduction in tenants accounted for on the cash basis of accounting;
partially offset by
•a $7,085 decrease in base rent primarily from our same store portfolio;
partially offset by
•a $6,100 gain on litigation settlement recognized during the six months ended June 30, 2020 related to litigation with a former tenant. No such gain was recognized during the six months ended June 30, 2021;

•a $5,754 increase in depreciation and amortization primarily due to the write-off of assets taken out of service due to the demolition of a retail outparcel at our Tacoma South investment property during the six months ended June 30, 2021. No such write-off occurred during the six months ended June 30, 2020; and
•a $3,988 increase in operating expenses primarily due to lower recoverable property operating expenses in 2020 resulting from the impact of COVID-19 as well as an increase in expenses incurred in 2021 related to the Texas winter storm.
The following tables present a reconciliation of net income attributable to common shareholders to Same Store NOI and details of the components of Same Store NOI for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
Net income attributable to common shareholders	$20,109	$15,010	$5,099
Adjustments to reconcile to Same Store NOI:
Net loss attributable to noncontrolling interests	(9)	—	(9)
Gain on litigation settlement	—	(6,100)	6,100
Depreciation and amortization	89,682	83,928	5,754
Provision for impairment of investment properties	—	346	(346)
General and administrative expenses	21,492	17,656	3,836
Interest expense	37,528	36,406	1,122
Straight-line rental income, net	(1,207)	943	(2,150)
Amortization of acquired above and below market lease intangibles, net	(2,234)	(2,772)	538
Amortization of lease inducements	970	872	98
Lease termination fees, net	(1,438)	(376)	(1,062)
Non-cash ground rent expense, net	424	545	(121)
Other (income) expense, net	(161)	546	(707)
NOI	165,156	147,004	18,152
NOI from Other Investment Properties	(3,121)	(3,559)	438
Same Store NOI	$162,035	$143,445	$18,590

	Six Months Ended June 30,
	2021	2020	Change
Same Store NOI:
Base rent	$170,174	$177,122	$(6,948)
Percentage and specialty rent	1,164	1,311	(147)
Tenant recoveries	49,636	48,880	756
Other lease-related income	2,604	2,518	86
Uncollectible lease income, net	8,026	(20,179)	28,205
Property operating expenses	(33,458)	(30,359)	(3,099)
Real estate taxes	(36,111)	(35,848)	(263)
Same Store NOI	$162,035	$143,445	$18,590
Same Store NOI increased $18,590, or 13.0%, primarily due to the following:
•a $28,205 decrease in reserve for uncollectible lease income primarily due to the significant impact from the COVID-19 pandemic in 2020 whereby uncollectible lease income, net was $(20,179), and due to the current year impacts from the following: (i) collection of amounts related to previous periods from tenants accounted for on the cash basis of accounting, (ii) the execution of lease concessions that did not meet deferral accounting treatment, however, were agreed in previous periods; as a result, the impact of these concessions was included within the reserve for uncollectible lease income until executed, and (iii) a decrease in the general reserve due to collections from accrual-basis tenants, partially offset by (iv) the uncollected portion of current period charges related to cash-basis tenants and (v) the impact of lease concessions we have agreed in principle as of June 30, 2021 that are not expected to meet deferral accounting treatment, however, such agreements have not been executed as of June 30, 2021; as a result, the impact of these anticipated concessions are included within the reserve for uncollectible lease income until executed;

partially offset by
•a $6,948 decrease in base rent primarily as a result of (i) a $6,582 decrease from occupancy declines, (ii) a $3,281 decrease from lease concession agreements that do not meet deferral accounting treatment, partially offset by (iii) $1,791 related to the recognition of amounts previously deferred under lease concessions that did not meet deferral accounting treatment, (iv) an increase of $1,002 from contractual rent changes and (v) $323 from lower rent abatements. Of the aggregate $3,281 increase from lease concession agreements, $1,585 was associated with billed base rent from prior periods; and
•a $2,606 increase in property operating expenses and real estate taxes, net of tenant recoveries, primarily due to (i) decreases in tenant recoveries as a result of a decline in occupancy, (ii) an increase in certain net recoverable property operating expenses and (iii) an increase in certain non-recoverable property operating expenses, partially offset by (iv) the positive impact from the common area maintenance reconciliation process in 2021.
Funds From Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a financial measure known as funds from operations (FFO). As defined by NAREIT, FFO means net income attributable to common shareholders computed in accordance with GAAP, excluding the Company’s share of (i) depreciation and amortization related to real estate, (ii) gains from sales of real estate assets, (iii) gains and losses from change in control and (iv) impairment write-downs of real estate assets and investments in entities directly attributable to decreases in the value of real estate held by the entity. We have adopted the NAREIT definition in our computation of FFO attributable to common shareholders. Management believes that, subject to the following limitations, FFO attributable to common shareholders provides a basis for comparing our performance and operations to those of other REITs.
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

The following table presents a reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common shareholders	$15,396	$(7,347)	$20,109	$15,010
Depreciation and amortization of real estate (a)	41,508	43,422	89,048	83,260
Provision for impairment of investment properties	—	—	—	346
FFO attributable to common shareholders	$56,904	$36,075	$109,157	$98,616
FFO attributable to common shareholders per common share outstanding – diluted	$0.27	$0.17	$0.51	$0.46

FFO attributable to common shareholders	$56,904	$36,075	$109,157	$98,616
Impact on earnings from the early extinguishment of debt, net (b)	—	—	64	—
Gain on litigation settlement	—	—	—	(6,100)
Other (c)	5	—	33	1,011
Operating FFO attributable to common shareholders	$56,909	$36,075	$109,254	$93,527
Operating FFO attributable to common shareholders per common share outstanding – diluted	$0.27	$0.17	$0.51	$0.44
(a)Includes $7,527 of accelerated depreciation recorded in connection with the write-off of assets taken out of service due to the demolition of a retail outparcel at our Tacoma South investment property during the six months ended June 30, 2021.
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
Liquidity and Capital Resources
Subject to the applicable restrictions contained in the Merger Agreement, we anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant allowances or other capital obligations, the shareholder distributions required to maintain our REIT status and compliance with the financial covenants of our unsecured debt agreements.
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
Over the last several years, we have made substantial progress in reinforcing the strength of our balance sheet, as demonstrated by our financial flexibility and abundant liquidity. We believe this progress places us in a position to be able to better withstand the current unprecedented macroeconomic environment. However, there can be no assurances in this regard or that additional financing or capital will be available to us going forward on favorable terms, or at all, including with respect to the restrictions set forth in the Merger Agreement. Additionally, as of July 26, 2021, we have collected 98% and 97% of base rent charges related to the three months ended June 30, 2021 and March 31, 2021, respectively, and have executed lease concession agreements to address an additional 0.45% and 1.6% of base rent related to the three months ended June 30, 2021 and March 31, 2021, respectively. Uncollected billed base rent related to tenants who have declared bankruptcy represents 0.0% for both the three months ended June 30, 2021 and March 31, 2021. As of July 26, 2021, we have collected 84%, 92%, 96% and 97% of billed base rent charges related to the three months ended June 30, 2020, September 30, 2020, December 31, 2020 and

March 31, 2021, respectively, as compared to 81%, 89%, 95% and 96% as of April 26, 2021, respectively. If our cash collection activity deteriorates, and if we reach additional agreements with tenants to defer or abate rent, our operating cash flows and liquidity will be negatively impacted. We can make no assurances that the in-process lease amendments will ultimately be executed in the lease concession type being actively negotiated, or at all. Over the last several years as we worked to fortify our balance sheet, we funded debt maturities primarily through capital markets transactions, including public and private offerings of senior unsecured notes, as well as asset dispositions. As of June 30, 2021, we have no scheduled debt maturities and $1,215 of principal amortization due through the end of 2021, which we plan on satisfying through a combination of cash flows from operations, working capital and our unsecured revolving line of credit, subject to the restrictions set forth in the Merger Agreement.
The table below summarizes our consolidated indebtedness as of June 30, 2021:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$90,962	4.37%	Various	3.5 years

Unsecured notes payable:
Senior notes – 4.58% due 2024	150,000	4.58%	June 30, 2024	3.0 years
Senior notes – 4.00% due 2025	350,000	4.00%	March 15, 2025	3.7 years
Senior notes – 4.08% due 2026	100,000	4.08%	September 30, 2026	5.3 years
Senior notes – 4.24% due 2028	100,000	4.24%	December 28, 2028	7.5 years
Senior notes – 4.82% due 2029	100,000	4.82%	June 28, 2029	8.0 years
Senior notes – 4.75% due 2030	400,000	4.75%	September 15, 2030	9.2 years
Total unsecured notes payable (a)	1,200,000	4.42%		6.3 years

Unsecured credit facility:
Revolving line of credit – variable rate	—	1.20%	April 22, 2022 (b)	0.8 years

Unsecured term loans:
Term Loan Due 2023 – fixed rate (c)	200,000	4.10%	November 22, 2023	2.4 years
Term Loan Due 2024 – fixed rate (d)	120,000	2.88%	July 17, 2024	3.0 years
Term Loan Due 2026 – fixed rate (e) (f)	150,000	3.37%	July 17, 2026	5.0 years
Total unsecured term loans (a)	470,000	3.56%		3.4 years

Total consolidated indebtedness	$1,760,962	4.19%		5.4 years
(a)Fixed rate mortgages payable excludes mortgage discount of $(428) and capitalized loan fees of $(160), net of accumulated amortization, as of June 30, 2021. Unsecured notes payable excludes discount of $(6,044) and capitalized loan fees of $(6,912), net of accumulated amortization, as of June 30, 2021. Unsecured term loans exclude capitalized loan fees of $(2,105), net of accumulated amortization, as of June 30, 2021. Capitalized loan fees related to the revolving line of credit are included within “Other assets, net” in the accompanying condensed consolidated balance sheets.
(b)Subsequent to June 30, 2021, we entered into our sixth amended and restated unsecured credit agreement that extended the maturity date of the unsecured revolving line of credit to January 8, 2026 with the option to extend for two additional six-month periods at our election, subject to (i) customary representations and warranties, including, but not limited to, the absence of an event of default as defined in the amended unsecured credit agreement and (ii) payment of an extension fee equal to 0.075% of the revolving line of credit capacity. See Note 7 to the accompanying condensed consolidated financial statements for further details.
(c)Reflects $200,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid ranging from 1.20% to 1.85% through November 22, 2023. The applicable credit spread was 1.25% as of June 30, 2021.
(d)Reflects $120,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid ranging from 1.20% to 1.70% through July 17, 2024. The applicable credit spread was 1.20% as of June 30, 2021.
(e)Reflects $150,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid ranging from 1.50% to 2.20% through July 17, 2026. The applicable credit spread was 1.60% as of June 30, 2021.
(f)Subsequent to June 30, 2021, we amended the pricing terms of the Term Loan Due 2026, which will bear interest at a rate of LIBOR plus a credit spread based on a leverage grid ranging from 1.20% to 1.70%. In accordance with the amended unsecured term loan agreement, we may elect to convert to an investment grade pricing grid.

Mortgages Payable
During the six months ended June 30, 2021, we made scheduled principal payments of $1,194 related to amortizing loans.
Unsecured Term Loans and Revolving Line of Credit
Unsecured Credit Facility
On April 23, 2018, we entered into our fifth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,100,000, consisting of an $850,000 unsecured revolving line of credit that matures on April 22, 2022 and a $250,000 unsecured term loan that was scheduled to mature on January 5, 2021 and was repaid during 2020 (Unsecured Credit Facility). The unsecured revolving line of credit is priced on a leverage grid at a rate of LIBOR plus a credit spread. In accordance with the unsecured credit agreement, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of June 30, 2021, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes the key terms of the unsecured revolving line of credit as of June 30, 2021:

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
Subsequent to June 30, 2021, we entered into our sixth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an $850,000 unsecured revolving line of credit that will be priced on a leverage grid at a rate of LIBOR plus a credit spread.
The following table summarizes the key terms of the sixth amended and restated unsecured credit agreement:

				Leverage-Based Pricing		Investment Grade Pricing
Sixth Amended and Restated Unsecured Credit Agreement	Maturity Date	Extension Option	Extension Fee	Credit Spread	Facility Fee	Credit Spread	Facility Fee
$850,000 unsecured revolving line of credit	1/8/2026	2 six-month	0.075%	1.05%–1.50%	0.15%–0.30%	0.725%–1.40%	0.125%–0.30%
The sixth amended and restated unsecured credit agreement has a $750,000 accordion that allows us, at our election, to increase the total unsecured revolving line of credit up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the amended unsecured credit agreement and (ii) our ability to obtain additional lender commitments. The sixth amended and restated unsecured credit agreement also includes a sustainability metric based on targeted greenhouse gas emission reductions, which permits us to reduce the applicable grid-based spread by one basis point annually upon attainment.
As of June 30, 2021, we had letters of credit outstanding totaling $291 that serve as collateral for certain capital improvements at one of our properties and reduce the available borrowings on our unsecured revolving line of credit.
Unsecured Term Loans
As of June 30, 2021, we have the following unsecured term loans: (i) a seven-year $200,000 unsecured term loan (Term Loan Due 2023), (ii) a five-year $120,000 unsecured term loan (Term Loan Due 2024) and (iii) a seven-year $150,000 unsecured term loan (Term Loan Due 2026), each of which bears interest at a rate of LIBOR plus a credit spread based on a leverage grid. In accordance with the respective term loan agreements, the credit spread set forth in the leverage grid resets quarterly based on our leverage, as calculated at the previous quarter end, and we have the option to make an irrevocable election to convert to an investment grade pricing grid. As of June 30, 2021, making such an election would not have changed the interest rate for the Term Loan Due 2023 and would have resulted in higher interest rates for the Term Loan Due 2024 and Term Loan Due 2026 and, as such, we have not made the election to convert to an investment grade pricing grid.

The following table summarizes the key terms of the unsecured term loans as of June 30, 2021:

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
Subsequent to June 30, 2021, we amended the pricing terms of the Term Loan Due 2026 as follows:

Term Loan Due 2026	Maturity Date	Leverage-Based Pricing Credit Spread			Investment Grade Pricing Credit Spread
$150,000 unsecured term loan due 2026	7/17/2026	1.20%	–	1.70%	0.75%	–	1.60%
The amendment to the Term Loan Due 2026 also includes a sustainability metric based on targeted greenhouse gas emission reductions, which permits us to reduce the applicable grid-based spread on the Term Loan Due 2026 by one basis point annually upon attainment.
Debt Maturities
The following table summarizes the scheduled maturities and principal amortization of our indebtedness as of June 30, 2021 for the remainder of 2021, each of the next four years and thereafter, and the weighted average interest rates by year, as well as the fair value of our indebtedness as of June 30, 2021.

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$1,215	$26,641	$31,758	$1,737	$1,809	$27,802	$90,962	$91,982
Fixed rate term loans (b)	—	—	200,000	120,000	—	150,000	470,000	470,238
Unsecured notes payable (c)	—	—	—	150,000	350,000	700,000	1,200,000	1,295,501
Total fixed rate debt	1,215	26,641	231,758	271,737	351,809	877,802	1,760,962	1,857,721

Variable rate debt:
Variable rate revolving line of credit (d)	—	—	—	—	—	—	—	—
Total debt (e)	$1,215	$26,641	$231,758	$271,737	$351,809	$877,802	$1,760,962	$1,857,721

Weighted average interest rate on debt:
Fixed rate debt	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
Variable rate debt (f)	—	1.20%	—	—	—	—	1.20%
Total	4.08%	4.81%	4.10%	3.83%	4.00%	4.37%	4.19%
(a)Excludes mortgage discount of $(428) and capitalized loan fees of $(160), net of accumulated amortization, as of June 30, 2021.
(b)Excludes capitalized loan fees of $(2,105), net of accumulated amortization, as of June 30, 2021. The following variable rate term loans have been swapped to fixed rate debt: (i) $200,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 2.85% plus a credit spread based on a leverage grid through November 22, 2023; (ii) $120,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.68% plus a credit spread based on a leverage grid through July 17, 2024; and (iii) $150,000 of LIBOR-based variable rate debt has been swapped to a fixed rate of 1.77% plus a credit spread based on a leverage grid through July 17, 2026. As of June 30, 2021, the applicable credit spread for (i) was 1.25%, for (ii) was 1.20% and for (iii) was 1.60%.
(c)Excludes discount of $(6,044) and capitalized loan fees of $(6,912), net of accumulated amortization, as of June 30, 2021.

(d)Subsequent to June 30, 2021, we entered into our sixth amended and restated unsecured credit agreement that extended the maturity date of the unsecured revolving line of credit to January 8, 2026.
(e)The weighted average years to maturity of consolidated indebtedness was 5.4 years as of June 30, 2021.
(f)Represents interest rate as of June 30, 2021, however, the revolving line of credit was not drawn as of June 30, 2021.
Our unsecured debt agreements, consisting of the (i) unsecured credit agreement, as amended, governing the Unsecured Credit Facility, (ii) term loan agreement, as amended, governing the Term Loan Due 2023, (iii) term loan agreement, as amended, governing the Term Loan Due 2024 and Term Loan Due 2026, (iv) note purchase agreement governing the 4.58% senior unsecured notes due 2024 (Notes Due 2024), (v) indenture, as supplemented, governing the Notes Due 2025, (vi) note purchase agreement governing the 4.08% senior unsecured notes due 2026 and the 4.24% senior unsecured notes due 2028 (Notes Due 2026 and 2028), (vii) note purchase agreement governing the 4.82% senior unsecured notes due 2029 (Notes Due 2029) and (viii) indenture, as supplemented, governing the Notes Due 2030, contain customary representations, warranties and covenants, and events of default. These include financial covenants such as (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage ratios; (iii) minimum fixed charge coverage ratios; (iv) minimum unencumbered interest coverage ratios; (v) a minimum debt service coverage ratio; and (vi) a minimum unencumbered assets to unsecured debt ratio. All financial covenants that include operating results, or derivations thereof, in the covenant calculations are based on the most recent four fiscal quarters of activity. As such, the impact of short-term relative adverse operating results, if any, on our financial covenants is partially mitigated by previous and/or subsequent operating results. As of June 30, 2021, we believe we were in compliance with the financial covenants and default provisions under the unsecured debt agreements.
We plan on addressing our debt maturities through a combination of (i) cash flows generated from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit, subject to the restrictions set forth in the Merger Agreement.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions are subject to the restrictions set forth in the Merger Agreement, including (1) that the declaration and payment by us of regular quarterly dividends, aggregated and paid quarterly in accordance with past practice, will be at a quarterly rate not to exceed $0.075 per share, and (2) that we will coordinate the record and payment date of any such dividend with Kite, which will be consistent with Kite’s historical record and payment dates. When determining the amount of future distributions, we expect to consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments and potential future share repurchases, (iv) the market of available acquisitions of new properties and redevelopment, expansion and pad development opportunities, (v) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (vi) our ability to continue to access additional sources of capital, (vii) the restrictions set forth in the Merger Agreement, including those noted above, and (viii) the amount required to be distributed to maintain our status as a REIT, which is a requirement of our unsecured credit agreement, and to avoid or minimize any income and excise taxes that we otherwise would be required to pay. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
We declared quarterly distributions totaling $0.145 per share of common stock during the six months ended June 30, 2021, comprised of the first quarter 2021 distribution of $0.07 per share and the second quarter 2021 distribution of $0.075 per share.
We have an existing common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $500,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions and are canceled upon repurchase. The timing and actual number of shares repurchased will depend on a variety of factors, including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. We did not repurchase any shares during the six months ended June 30, 2021. As of June 30, 2021, $189,105 remained available for repurchases of shares of our common stock under our common stock repurchase program. Subsequent to June 30, 2021, in connection with the Merger Agreement, we suspended the common stock repurchase program.
On April 1, 2021, we established an at-the-market (ATM) equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include funding acquisitions and redevelopment activities and repaying debt. We did not sell any shares under our ATM equity program during the six months ended June 30, 2021. As of June 30, 2021, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program. Subsequent to June 30, 2021, in connection with the Merger Agreement, we suspended the ATM equity program.
Capital Expenditures and Redevelopment Activity
We anticipate that obligations related to capital improvements and redevelopments, including expansions and pad developments, in 2021, subject to the restrictions contained in the Merger Agreement, can be met with (i) cash flows generated from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit.
As of June 30, 2021, we have active expansion and redevelopment projects at Circle East, One Loudoun Downtown, The Shoppes at Quarterfield and a vacant pad development at Southlake Town Square and we have invested a total of approximately $131,000 in these projects, which is net of proceeds of $11,820 from the sale of air rights at Circle East and net of contributions from our joint venture partner at One Loudoun Downtown. These projects are at various stages of completion, and based on our current plans and estimates, we anticipate that it will require approximately $52,000 to $65,000 of additional investment from us to complete these projects.
We capitalized $771 and $1,487 of internal salaries and related benefits of personnel directly involved in capital upgrades and tenant improvements during the three and six months ended June 30, 2021, respectively, and $641 and $1,267 during the three and six months ended June 30, 2020, respectively. We also capitalized internal leasing incentives of $106 and $163 during the three and six months ended June 30, 2021, respectively, and $42 and $102 during the three and six months ended June 30, 2020, respectively, all of which were incremental to signed leases.
In addition, we capitalized $2,020 and $3,831 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2021, including, among other costs, $359 and $768 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $1,254 and $2,546 of interest, respectively. We capitalized $1,347 and $2,663 of indirect project costs related to redevelopment projects during the three and six months ended June 30, 2020, including, among other costs, $329 and $701 of internal salaries and related benefits of personnel directly involved in the redevelopment projects and $736 and $1,521 of interest, respectively.
Dispositions
We did not sell any properties during the six months ended June 30, 2021. The following table highlights our property disposition during 2020:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2020 Disposition	1	105,900	$13,900	$12,695	$—
(a)Represents total consideration net of transaction costs.
In addition to the transaction presented in the preceding table, during the year ended December 31, 2020, we received proceeds of $26 from a condemnation award.

Acquisitions
We did not acquire any properties during the six months ended June 30, 2021. The following table highlights our asset acquisition during 2020:

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
Summary of Cash Flows

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$106,346	$64,425	$41,921
Net cash used in investing activities	(50,013)	(106,878)	56,865
Net cash (used in) provided by financing activities	(30,541)	45,656	(76,197)
Increase in cash, cash equivalents and restricted cash	25,792	3,203	22,589
Cash, cash equivalents and restricted cash, at beginning of period	45,329	14,447
Cash, cash equivalents and restricted cash, at end of period	$71,121	$17,650
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, and (iv) amortization of stock-based compensation, loan fees and debt discount, net. Net cash provided by operating activities during the six months ended June 30, 2021 increased $41,921 primarily due to the following:
•a $22,004 increase in comparative changes in accounts receivable, net due to an increase in cash collections of charges billed to tenants, including collection of charges from prior periods, and the collection of amounts previously deferred under lease concession agreements as a result of COVID-19;
•an $18,152 increase in NOI, consisting of an increase in Same Store NOI of $18,590, partially offset by a decrease in NOI from properties that were sold or held for sale in 2020 and 2021 and other properties not included in our same store portfolio of $438;
•an $1,862 decrease in cash bonuses paid;
•a $289 decrease in cash paid for leasing fees and inducements; and
partially offset by
•a $2,003 increase in cash paid for interest; and
•ordinary course fluctuations in working capital accounts.
See “Impact of the COVID-19 Pandemic” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of COVID-19 on our cash flows.
We believe that cash flows from operations, working capital and our unsecured revolving line of credit will provide sufficient liquidity to sustain future operations, subject to the restrictions contained in the Merger Agreement; however, we cannot provide any such assurances.

Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash paid to purchase investment properties and fund capital expenditures, tenant improvements and developments in progress, net of proceeds from the sales of investment properties. Net cash flows from investing activities during the six months ended June 30, 2021 increased $56,865 due to the following:
•a $54,970 decrease in cash paid to purchase investment properties;
•a $10,708 decrease capital expenditures and tenant improvements; and
•a $2,556 decrease in investment in developments in progress;
partially offset by
•an $11,369 decrease in proceeds from the sales of investment properties.
In 2021, subject to the restrictions contained in the Merger Agreement, we expect to fund redevelopment, expansion and pad development activities, acquisitions, capital expenditures and tenant improvements through cash flows generated from operations, working capital, capital markets transactions and our unsecured revolving line of credit.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of proceeds from our unsecured revolving line of credit and the issuance of debt instruments, partially offset by (i) repayments of our unsecured revolving line of credit, unsecured debt instruments and mortgages payable, (ii) distribution payments, (iii) payment of loan fees and deposits, (iv) debt prepayment costs, (v) principal payments on mortgages payable, and (vi) shares repurchased through our common stock repurchase program. Net cash flows from financing activities during the six months ended June 30, 2021 decreased $76,197 primarily due to the following:
•a $117,000 change in the activity on our unsecured revolving line of credit from net proceeds of $117,000 during the six months ended June 30, 2020 compared to net proceeds of $0 during the six months ended June 30, 2021;
partially offset by
•a $42,965 decrease in distributions paid.
We plan to continue to address our debt maturities through a combination of (i) cash flows from operations, (ii) working capital, (iii) capital markets transactions and (iv) our unsecured revolving line of credit, subject to the restrictions contained in the Merger Agreement.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the six months ended June 30, 2021, except as otherwise disclosed herein, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Estimates
Our 2020 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the collectibility of lease income and accounts receivable and impairment of long-lived assets. For the six months ended June 30, 2021, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements regarding recently issued accounting pronouncements.

Subsequent Events
Subsequent to June 30, 2021, we
•entered into our sixth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an $850,000 unsecured revolving line of credit and amended the pricing terms of the Term Loan Due 2026. See Note 7 to the accompanying condensed consolidated financial statements for further details;
•closed on the acquisition of Arcadia Village, a 37,000 square foot multi-tenant retail operating property located in Phoenix, Arizona, for a gross purchase price of $21,000;
•paid the cash dividend for the second quarter of 2021 of $0.075 per share on our outstanding Class A common stock, which was paid on July 9, 2021 to Class A common shareholders of record at the close of business on June 25, 2021; and
•declared the cash dividend for the third quarter of 2021 of $0.075 per share on our outstanding Class A common stock, which will be paid on October 8, 2021 to Class A common shareholders of record at the close of business on October 1, 2021.
Proposed Merger with Kite Realty Group Trust
On July 18, 2021, we entered into a definitive Merger Agreement with Kite and Merger Sub. Upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Merger Sub, with Merger Sub surviving the Merger. At the Effective Time, each share of our Class A common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.623 common shares of Kite, plus the right, if any, to receive cash in lieu of fractional common shares of Kite. During the period from the date of the Merger Agreement until the completion of the Merger, we are subject to certain restrictions on our ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business.
Our board of directors and the board of trustees of Kite each have unanimously approved the transaction. The closing of the Merger is expected to occur in the fourth quarter of 2021, subject to the satisfaction of certain closing conditions, including the approval of both Kite and our shareholders. There can be no assurance that the Merger will be completed on the terms or timeline currently contemplated or at all.
In connection with the Merger Agreement, we suspended our common stock repurchase program and ATM equity program.

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
As of June 30, 2021, we had $470,000 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of June 30, 2021 are summarized in the following table:

	Notional Amount	Maturity Date	Fair Value of Derivative Liability
Term Loan Due 2023	$200,000	November 22, 2023	$11,825
Term Loan Due 2024	120,000	July 17, 2024	4,262
Term Loan Due 2026	150,000	July 17, 2026	6,740
	$470,000		$22,827
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of June 30, 2021 for the remainder of 2021, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 7 – Debt in the accompanying condensed consolidated financial statements and Part I, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities” contained herein.
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $16,443.
The combined carrying amount of our debt is approximately $112,408 lower than the fair value as of June 30, 2021.
As of June 30, 2021, we had $470,000 of variable rate debt that has been swapped to fixed rate debt and access to a variable rate revolving line of credit with an interest rate of 1.20% based on LIBOR; however, the revolving line of credit was not drawn as of June 30, 2021. An increase in the variable interest rate on the revolving line of credit constitutes a market risk. If interest rates increase by 1%, there would be no change to interest expense as the revolving line of credit is undrawn as of June 30, 2021.
Subject to the restrictions contained in the Merger Agreement, we may use additional derivative financial instruments to hedge exposures to changes in interest rates. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we generally are not exposed to the credit risk of the counterparty. We minimize credit risk in derivative instruments by entering into transactions with highly rated counterparties or with the same party providing the financing, with the right of offset.
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
Based on management’s evaluation as of June 30, 2021, our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I. “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other than risks related to the Merger Agreement set forth below, there have been no material changes to our risk factors during the three months ended June 30, 2021 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
RISKS RELATED TO THE MERGER
The exchange ratio is fixed and the value of Kite common shares that our stockholders will receive in the Merger will fluctuate based on the market price of Kite common shares.
At the Effective Time, each outstanding share of our Class A common stock (other than shares held by Kite or any Kite subsidiary) will be converted into the right to receive 0.623 common shares of Kite, plus the right, if any, to receive cash in lieu of fractional Kite common shares into which such shares of our Class A common stock would have been converted pursuant to the terms and subject to the conditions set forth in the Merger Agreement.
Because the exchange ratio of 0.623 is fixed, other than customary adjustments in the event of certain changes in Kite’s or our capitalization or the payment of certain dividends by Kite or us reasonably necessary to maintain its REIT qualification and/or to avoid the imposition of U.S. federal income or excise tax, the value of the consideration to be received by our stockholders in the Merger will depend on the market price of Kite common shares at the time of the Merger. Changes in the market price of common shares of Kite prior to the Merger will affect the market value of the merger consideration that our stockholders will be entitled to receive on the closing date of the Merger. Market price changes may result from a variety of factors (many of which are beyond the control of us and Kite), including the following factors:
•market reaction to the announcement of the Merger and the prospects of the combined company;
•changes in the respective businesses, operations, assets, liabilities and prospects of us and Kite;
•changes in market assessments of the business, operations, financial position and prospects of either company;
•market assessments of the likelihood that the Merger will be completed;
•interest rates, general market and economic conditions and other factors generally affecting the market prices of our Class A common stock and the common shares of Kite;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Kite operate; and
•other factors beyond the control of us and Kite, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of common shares of Kite at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus and on the dates of our special meeting and Kite’s special meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary. For example, based on the range of closing prices of Kite common shares during the period from July 16, 2021, the last trading day before public announcement of the Merger, through August 3, 2021, the exchange ratio of 0.623 represented a market value per share of our Class A common stock ranging from a low of $11.68 to a high of $12.98.

Because the Merger will be completed after the date of our and Kite’s special meetings, at the time of the special meetings you will not know the exact market value of the Kite common shares that you will receive upon completion of the Merger. You should consider, among other things:
•if the market price of the Kite common shares increases between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Merger, our stockholders will receive Kite common shares that have a market value upon completion of the Merger that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the dates of the special meetings, respectively; and
•if the market price of the Kite common shares declines between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the dates of the special meetings and the closing of the Merger, our stockholders will receive Kite common shares that have a market value upon completion of the Merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the dates of the special meetings, respectively.
Therefore, while the number of common shares of Kite to be issued per share of our Class A common stock is fixed, our stockholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Merger.
The proposed Merger with Kite may not be completed on the terms or timeline contemplated, or at all, and other events may intervene to delay or result in the termination of the proposed Merger.
We expect that the Merger will be completed in the fourth quarter of 2021, assuming all the conditions to closing in the Merger Agreement are satisfied or waived. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside of our control. The completion of the Merger is subject to certain conditions, including:
•receipt of requisite approvals from Kite’s common shareholders and our stockholders;
•on the SEC having declared effective the registration statement on Form S-4 that will be filed by Kite in connection with the Merger and the absence of any stop order or proceedings seeking a stop order;
•the absence of any temporary restraining order, preliminary or permanent injunction or other judgement, order or decree issued by any governmental authority of competent jurisdiction prohibiting consummation of the Merger or any other transaction contemplated by the Merger Agreement, and the absence of any law enacted, entered, promulgated or enforced by any governmental entity after the date of the Merger Agreement that, in any case, makes illegal the consummation of the Merger;
•the approval for listing on the New York Stock Exchange of the common shares of Kite to be issued in connection with the Merger, subject to official notice of issuance;
•the absence of a material adverse effect on either the Company or Kite;
•accuracy of each party’s representations and warranties in the Merger Agreement, subject in most cases to materiality or material adverse effect qualifications, and performance in all material respects of each party’s covenants and agreements in the Merger Agreement;
•the receipt of tax opinions relating to the status as a real estate investment trust of each company and the tax-free nature of the transaction; and
•other customary conditions specified in the Merger Agreement.
In addition, the Merger Agreement may be terminated under certain circumstances, including by either the Company or Kite if (1) the Merger has not been consummated on or before March 31, 2022; (2) a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining or otherwise prohibiting the Merger, and such order or other action shall have become final and non-appealable; (3) upon a failure of either party to obtain approval of its shareholders or stockholders; (4) upon a material, uncured breach by the other party that would cause the closing conditions not to be satisfied, subject to a 45-day cure period; (5) if the other party’s board makes an adverse recommendation change with respect to the transaction; or (6) prior to obtaining approval of its shareholders or stockholders, and upon payment of the applicable termination fee, in order to enter into a definitive agreement with a third party with respect to a superior acquisition proposal.
There can be no assurance that the conditions to closing will be satisfied or waived on the terms or timeline currently contemplated, or at all or that other events will not intervene to delay or result in the termination of the proposed Merger.
Failure to complete the Merger could negatively affect the value of our Class A common stock and our future business and financial results.
If the Merger is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:
•the requirement in the Merger Agreement that, under certain circumstances, we pay Kite a termination fee of $107 million and may also be required, under certain circumstances, to pay Kite an expense reimbursement of up to $15 million, with the actual amount of such termination fee and expense reimbursement payment subject to an escrow and adjustment mechanism for REIT compliance purposes to provide for a lesser amount if necessary to be paid to Kite without causing Kite to fail to meet its REIT requirements for such year;
•having to pay substantial costs relating to the Merger in connection with the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Merger;
•having our management focusing on the Merger instead of pursuing other opportunities that could be beneficial to the companies, in each case, without realizing any benefits of having the Merger completed; and
•reputational harm due to the adverse perception of any failure to successfully complete the Merger.
If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially affect our business, financial results and stock price.
The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. In addition, due to interim operating covenants in the Merger Agreement, we may be unable (without Kite’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively affect our business and operations.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. We cannot assure you as to the outcome of any lawsuit that may be filed, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with such litigation. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.
The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the Merger.
The Merger Agreement provides that, until the Effective Time, subject to customary exceptions, each of the Company and Kite are subject to certain restrictions on (1) soliciting proposals relating to certain alternative transactions, (2) entering into discussions or negotiating or providing non-public information in connection with any proposal for an alternative transaction from a third party, (3) approving or entering into any agreements providing for any such alternative transaction, or (4) agreeing to or proposing publicly to do any of the foregoing. Notwithstanding these “no-shop” restrictions, prior to obtaining the approval of Company stockholders and the approval of Kite shareholders, under specified circumstances the board of directors of the Company and the board of trustees of Kite, respectively, may change their recommendations of the transaction, and the Company and Kite may each also terminate the Merger Agreement to accept a superior proposal upon payment of the termination fees described below.
If the Merger Agreement is terminated because (1) the Company’s board changes its recommendation in favor of the transactions contemplated by the Merger Agreement, (2) the Company terminates the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior acquisition proposal, or (3) the Company consummates or enters into an agreement for an alternative transaction within 12 months following termination under certain circumstances, the termination fee payable by the Company to Kite in such circumstances is $107 million. The Merger Agreement also provides that the Company must pay Kite an expense reimbursement of up to $15 million if the Merger Agreement is terminated for breach or because such its stockholders vote against the transactions contemplated by the Merger Agreement. The actual amount of the termination fee and expense reimbursement payment is subject to an escrow and adjustment mechanism for REIT compliance purposes to provide for a lesser amount if necessary to be paid to Kite without causing Kite to fail to meet its REIT requirements for such year.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if the potential acquirer were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
RISKS RELATED TO THE COMBINED COMPANY FOLLOWING THE MERGER
The combined company may incur substantial expenses related to the Merger.
The combined company may incur substantial expenses in connection with completing the Merger and integrating our business, operations, networks, systems, technologies, policies and procedures with those of Kite. There are several systems that must be integrated, including accounting and finance and asset management. While Kite has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the combined company’s integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Merger.
Following the Merger, the combined company may be unable to integrate our business and Kite’s business successfully and realize the anticipated synergies and other benefits of the Merger or do so within the anticipated time frame.
The Merger involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating the business practices and operations of us and Kite. Potential difficulties the combined company may encounter in the integration process include the following:
•the inability to successfully combine the businesses of us and Kite in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;
•the risk of not realizing all of the anticipated operational efficiencies or other anticipated strategic and financial benefits of the Merger within the expected timeframe or at all;
•lost sales and tenants as a result of certain tenants of us or Kite deciding not to continue to do business with the combined company;
•the complexities associated with integrating personnel from the two companies;
•the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, strategies, markets and tenant bases;

•the failure to retain key employees, including potential departures of employees of either company before the Merger or of the combined company after the Merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the combined company.
The market price of the combined company’s common stock after the Merger may be volatile or may decline as a result of the Merger.
The United States stock markets, including the New York Stock Exchange on which the combined company’s common shares will continue to be listed under the symbol “KRG” after the Merger, have experienced significant price and volume fluctuations. As a result, the market price of the combined company’s common shares is likely to be similarly volatile, and investors in the combined company’s common shares may experience a decrease in the value of their shares, including decreases unrelated to the combined company’s operating performance or prospects. We cannot assure you that the market price of the combined company’s common shares will not fluctuate or decline significantly in the future. For example, the market price of the combined company’s common shares may decline as a result of the Merger if the combined company does not achieve the perceived benefits of the Merger or the effect of the Merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.
In addition, upon consummation of the Merger, our stockholders will own interests in a combined company, which will operate an expanded business with a different mix of properties, risks and liabilities. Our current stockholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the combined company. If, following the Effective Time of the Merger, significant amounts of the combined company’s common shares are sold, the price of the combined company’s common shares could decline.
The combined company may incur adverse tax consequences if either us or Kite has failed or fails to qualify as a REIT for U.S. federal income tax purposes.
Each of the Company and Kite has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the Merger. Each of the Company and Kite intend for the combined company to continue operating in such a manner following the Merger. The closing of the Merger is conditioned on the receipt by us of an opinion of Kite’s counsel to the effect that Kite has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and Kite’s actual and proposed method of operation has enabled it and will continue to enable it to satisfy the requirements for qualification and taxation as a REIT. The foregoing REIT opinion, however, is limited to the factual representations provided by Kite to its counsel and the assumptions set forth therein, and is not a guarantee that Kite, in fact, has qualified or will continue to qualify as a REIT. Moreover, Kite has not requested nor plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT, like Kite, that holds assets through a partnership. The determination of various factual matters and circumstances not entirely within Kite’s control may affect its ability to qualify as a REIT.
If the Company or Kite (or, following the Merger, the combined company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

•it would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);
•it could be subject to increased state and local taxes for such periods;
•unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and
•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.
As a result of all these factors, the Company’s or Kite’s (or following the Merger, the combined company’s) failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital and would materially adversely affect the value of its stock.
If the Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Merger is conditioned on the receipt by each of Kite and us of an opinion of its respective counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are limited to the factual representations provided by Kite and us to counsel and the assumptions set forth therein, and are not a guarantee that the Merger, in fact, will qualify as a tax-free reorganization. Moreover, neither we nor Kite has requested or plans to request a ruling from the IRS that the Merger qualifies as a tax-free reorganization. If the Merger were to fail to qualify as a tax-free reorganization, then each of our stockholders generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the common shares of Kite and cash in lieu of any fractional common share of Kite received by our stockholders in the Merger; and (ii) our stockholders’ adjusted tax basis in our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities
From time to time, employees surrender shares of Class A common stock to the Company to satisfy their tax withholding obligations in connection with the vesting of common stock and restricted shares. There were no shares of Class A common stock surrendered or repurchased during the three months ended June 30, 2021.
As of June 30, 2021, $189,105 remained available for repurchases under our $500,000 common stock repurchase program, which has no scheduled expiration date. Subsequent to June 30, 2021, our common stock repurchase program was suspended in connection with the proposed Merger and the applicable restrictions set forth in the Merger Agreement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC and the Registrant (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 19, 2021 and incorporated herein by reference).

3.1
Amendment No. 3 to the Sixth Amended and Restated Bylaws of the Registrant, dated July 17, 2021 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 19, 2021 and incorporated herein by reference).

10.1
Sixth Amended and Restated Credit Agreement, dated as of July 8, 2021, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent, Wells Fargo Securities, LLC and KeyBanc Capital Markets Inc. as Joint Book Managers, Wells Fargo Bank, National Association as Syndication Agent, Capital One, National Association, PNC Capital Markets LLC, Regions Capital Markets, and TD Bank, N.A. as Joint Lead Arrangers, each of Capital One, National Association, PNC Bank, National Association, Regions Bank, TD Bank, N.A., U.S. Bank National Association, Bank of America, N.A., Citibank, N.A., and The Bank of Nova Scotia as Documentation Agents, and certain lenders from time to time parties hereto, as Lenders (filed herewith).

10.2
Second Amendment to Term Loan Agreement, dated as of July 19, 2021, by and among the Registrant as Borrower and KeyBank National Association as Administrative Agent and certain lenders from time to time parties hereto, as Lenders (filed herewith).

10.3	Retention Agreement Amendment, dated as of July 18, 2021, by and between the Registrant and Steven P. Grimes (filed herewith).
10.4	Retention Agreement Amendment, dated as of July 18, 2021, by and between the Registrant and Shane C. Garrison (filed herewith).
10.5	Retention Agreement Amendment, dated as of July 18, 2021, by and between the Registrant and Julie M. Swinehart (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
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
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
Chief Executive Officer
(Principal Executive Officer)
Date:	August 4, 2021

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	August 4, 2021